Form 10-Q
period 1995-06-30
OPTELECOM INC
filed 1995-08-14
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549
                                         FORM 10-Q


                        Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995                 Commission File No. 0-8828



                                     Optelecom, Inc.
                               (Exact Name of Registrant as
                                 Specified in its Charter)



             Delaware                                     52-1010850
(State of Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)



9300 Gaither Road Gaithersburg, MD                          20877
(Address of Principal Executive                          (Zip Code)
Offices)


Registrant's Telephone Number,                           (301) 840-2121
Including Area Code                                      (Phone Number)



                                            NONE
             (Former Name, Former Address and Former Fiscal Year, if Changed
                                    Since Last Report)


      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                              Yes   X     No

      Common Stock Outstanding
      as of June 30, 1995                       1,169,955

                                      OPTELECOM, INC.
                                         FORM 10Q

                                         CONTENTS




PART I.     FINANCIAL INFORMATION



            ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                      Condensed Balance Sheet as of June 30, 1995
                      (Unaudited) and December 31, 1994

                      Condensed Statement of Operations for the Three Months Ended June 30, 1995 and 1994 (Unaudited)

                      Condensed Statement of Operations for the Six Months Ended June 30, 1995 and 1994 (Unaudited)

                      Statement of Cash Flows for the Six Months Ended June 30, 1995 and 1994 (Unaudited)

                      Notes to Condensed Financial Statements



            ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.    OTHER INFORMATION

                                      OPTELECOM, INC.
                                  Condensed Balance Sheet
                         as of June 30, 1995 and December 31, 1994

                     ASSETS                    1995                   1994
Current Assets:                             (UNAUDITED)
      Cash                                  $   97,138             $  316,183
      Accounts Receivable                    1,468,529              1,715,689
      Inventory                                736,797                776,996
      Prepaid Expenses                          76,136                 68,629
      Total Current Assets                   2,378,600              2,877,497

Plant and Equipment, at Cost                 1,947,351              1,723,133

      Less:  Accumulated Depreciation and
              Amortization                  (1,100,751)            (1,001,332)

                                               846,600                721,801
Other Assets (Note 2)                          206,000                 18,000

TOTAL ASSETS                                $3,431,200             $3,617,298

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable                      $  570,051             $  375,505
      Accrued Commissions                        9,807                      0
      Accrued Payroll                           90,189                100,684
      Accrued Annual Leave                     120,677                106,604
      Other Current Liabilities                107,931                391,951
      Accrued Income Taxes                           0                 45,000
      Total Current Liabilities                898,655              1,019,744

Other Long Term Liabilities                    308,941                213,251

      TOTAL LIABILITIES                     $1,207,596             $1,232,995

Stockholders' Equity
      Common Stock - Par Value $.03 Per Share,
      Authorized 5,000,000 Shares, Issued and
      Outstanding 1,166,672 and 1,169,955       35,090                 35,000
      Discount on Common Stock                 (11,161)               (11,161)
      Additional Paid-In Capital             1,889,923              1,885,512
      Retained Earnings                        309,752                474,952

                                             2,223,604              2,384,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $3,431,200             $3,617,298


         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                 Consolidated Condensed Statement of Operations
               for the Three Months Ended June 30, 1995 and 1994
                                  (UNAUDITED)



                                         Three Months         Three Months
                                             Ended                Ended
                                         June 30, 1995        June 30, 1994

Revenue                                   $1,406,078            $1,626,162
Direct Overhead and G&A                    1,629,660             1,388,749

Operating Income (Loss)                     (223,582)              237,413
Other Income (Expenses)                       (2,109)              (48,426)

(Loss) Income Before Income Taxes           (225,691)              188,987

(Benefit) Provision for Income Taxes         (89,000)               39,000

Net (Loss) Income                           (136,691)              149,987

(Loss) Earnings Per Share                 $     (.12)           $      .13

Weighted Average Number
  of Common Shares                         1,169,775             1,160,100


              The accompanying notes are an integral part of this statement.

                                      OPTELECOM, INC.
                      Consolidated Condensed Statement of Operations for the Six Months Ended June 30, 1995 and 1994
                                        (UNAUDITED)



                                         Six Months              Six Months
                                            Ended                  Ended
                                       June 30, 1995            June 30, 1994

Revenue                                   $3,192,790             $3,225,461
Direct Overhead and G&A                    3,576,371              2,993,579

Operating Income (Loss)                     (383,581)               231,882
Other Income (Expenses)                       (8,619)               (94,788)

(Loss) Income Before Taxes                  (392,200)               137,094

(Benefit) Provision for Income Taxes        (227,000)                39,000

Net (Loss) Income                           (165,200)                98,094

(Loss) Earnings Per Share                 $     (.14)            $      .08

Weighted Average Number
  of Common Shares                         1,169,775              1,161,278


              The accompanying notes are an integral part of this statement.

                                      OPTELECOM, INC.
                      Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994

                                                  Six Months Ended June 30
                                                   1995             1994
                                                         (UNAUDITED)
Operating Activities
      Net Income (Loss)                         $ (165,200)       $  98,094
      Provision for Depreciation and
        Amortization                                99,419          104,785
      Deferred Rent                                 (2,965)          41,871
      Deferred Income Taxes                       (188,000)               0
      Reversal of Reserve for HydraLite                  0          (71,000)
      Decrease (Increase) in Assets:

            Accounts Receivables                   247,160         (131,917)
            Inventories                             40,199           63,906
            Prepaid Expenses and Other Receivables  (7,507)          21,577

      Increase (Decrease) in Liabilities:

            Accounts Payable                       194,546           95,681
            Accrued Payroll                        (10,495)         (18,030)
            Accrued Annual Leave                    14,073           10,174
            Other Current Liabilities             (284,020)         (37,452)
            Accrued Commission                       9,807            5,239
            Accrued Income Tax                     (45,000)               0

            Net Cash (Used In) Provided by
              Operating Activities                 (97,983)         182,928

Investing Activities
      Acquisition of Property and Equipment     $ (224,218)       $ (77,581)
      Investment in HydraLite                            0          (21,000)
      Net Cash (Used In) Investing Activities     (224,218)         (98,581)

Financing Activities
      Net (Payments) Borrowings on Note
        Payable to Bank                             98,655          (35,000)
      Proceeds from Stock Options                    4,501            1,904
      Net Cash Provided by (Used In)
        Financing Activities                       103,156          (33,096)

      Net (Decrease) Increase in Cash             (219,045)          51,251

Cash - Beginning of Period                         316,183           12,247
Cash - End of Period                                97,138           63,498
Supplemental Disclosures of Cash Flow
  Information

      Cash Paid During the Period for Interest       1,362           14,689
      Cash Paid During the Period for Taxes              0           65,840


         The accompanying notes are an integral part of this statement.

                                      OPTELECOM, Inc.
                          Notes to Condensed Financial Statements

1.    Basis of Presentation

      The financial information for June 30, 1995 and 1994 included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles, in that certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods.

      The results of operations for the six month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

2.    Income Taxes

      The primary components of temporary differences which give rise to the Company's net deferred tax asset is as follows:

                                     June 30, 1995

      Depreciation                      $ 11,000
      Reserves                            30,000
      Rent                                79,000
      Accrued Vacation                    36,000
      General Business Credit            177,000
      Other                               23,000
      SubTotal                           356,000
      Valuation Allowance               (150,000)
      Net Deferred Tax Asset            $206,000

The difference between the income tax provision (benefit) calculated at the statutory Federal income tax rate and the actual tax provision (benefit) for each period are as follows:

                                   Six Months Ended     Three Months Ended
                                     June 30, 1995          June 30, 1995

   Tax at Statutory Federal Rate       ($133,000)            ($77,000)
   State Income Tax                      (14,000)              (8,000)
   Other                                   6,000               (4,000)
   State Tax Refunds                     (26,000)                   0
   Change in Valuation Allowance         (60,000)                   0
   Total Tax Benefit                   ($227,000)            ($89,000)

Note 3 - The Company has a credit agreement with a bank, whereby it may borrow up to $1,000,000 with interest at the bank's prime rate plus 3/4%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of June 30, 1995 is $1,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

      Liquidity

      There were small negative changes in the Company's financial condition in the second quarter of 1995. At the end of this quarter the current ratio was
2.64 compared to 2.82 at the end of 1994 and 2.52 at the end of the second quarter of 1994. The overall cash provided by operating activities for the first six months of 1995 was ($97,983) compared to $182,928 for the first six months of 1994.

      Material Changes and Results of Operations

      In 1995, second quarter revenues were $1,406,078 with a loss of ($136,691) compared to revenues of $1,626,162 and profit of $149,987 for the second quarter of 1994.

      Year to date revenues are $3,192,790 with a loss of ($165,200) compared to revenues of $3,225,461 and profit of $98,094 for the comparable period of 1994.

      Communication Products Division (CPD) second quarter 1995 revenues were $1,161,330 compared to $1,300,317 for the same period in 1994. The division sustained a loss of ($197,167) compared to a profit of $105,433 for the second quarter of 1994. Lower margins on sales due to increased competition, and a one time charge of $71,000 for an inventory write-off, coupled with lower revenues due to a decrease in OEM sales and delays in contract awards for products involving highway traffic systems, contributed to the loss.

      Revenues for the R&D Division were $56,511 compared to $145,033 for the second quarter of 1994. This resulted in a loss of ($109,092) for the second quarter, which was substantially higher than the loss of ($25,917) incurred in the same quarter of 1994. The lower revenue reflects the impact of the cancellation of a contract with Litton for work on fiber optic gyros. We anticipate improved revenue for the balance of the year from new contracts in this area.

      GLINT (Laser Illuminator) Division revenues were $188,235 for the quarter compared to $180,810 for the equivalent period of 1994; profit was $178,540 compared to a profit of $70,471 for the same quarter in 1994. The anomalous increase in this division's profit was due to recognition of tax benefits amounting to $98,000.

      Company backlog at the end of the June 30, 1995 was $940,532.

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

            None

      ITEM 2 - CHANGES IN SECURITIES

            None

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Annual Meeting held May 17, 1995 stockholders elected the following person to serve as a member of the Board of Directors for a three year term to expire in 1998.

            William H. Culver:

            For:                   843,876

            Authority Withheld:     24,147

            Directors whose terms continued after the Annual Meeting are Dr. John A. Jamieson, Mr. Dominique Gignoux, Mr. Joseph H. Sharlitt and Mr. Edmund D. Ludwig.

            Two other matters approved by the stockholders at the Annual
            Meeting:

            1.  Stockholders approved an amendment to 1991 Stock Option Plan

            Votes Cast For:        391,576

            Votes Cast Against:     32,062

            2. Stockholders approved the adoption of the 1996 Directors Stock Option Plan.

            Votes Cast for:        371,894

            Votes Cast Against:     51,880

      ITEM 5 - OTHER INFORMATION

            None

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            On May 3, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission disclosing that it had terminated its relationship with its accounting firm, BDO Seidman. No successor auditor has been named at this time.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OPTELECOM, INC.



Date:                               William H. Culver, Chairman


                                    Edmund D. Ludwig, President and CEO


                                    Robert S. Lalley, President and CEO


                                    Robert S. Lalley, Controller