Form 10-Q
period 1995-09-30
OPTELECOM INC
filed 1995-11-14
CIK 275858

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995                  Commission File No. 0-8828



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

                                       Yes   X     No

         Common Stock Outstanding
         as of September 30, 1995                             1,170,153
                                                              ---------

                                 OPTELECOM, INC.
                                    FORM 10-Q

                                    CONTENTS




PART I.           FINANCIAL INFORMATION



                  ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                           Condensed Balance Sheets as of September 30, 1995 (Unaudited) and December 31, 1994

                           Condensed Statements of Operations for the Three Months Ended September 30, 1995 and 1994 (Unaudited)

                           Condensed Statements of Operations for the Months Ended September 30, 1995 and 1994 (Unaudited)

                           Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

                           Notes to Condensed Financial Statements



                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.          OTHER INFORMATION



                                 OPTELECOM, INC.
                            Condensed Balance Sheets
                 as of September 30, 1995 and December 31, 1994

ASSETS                                                         1995            1994
------                                                        ------           -----
                                                           (Unaudited)

Current Assets:

         Cash ..........................................   $     8,000    $   316,183
         Accounts Receivable ...........................     1,520,963      1,715,689
         Inventory .....................................       700,285        776,996
         Prepaid Expenses ..............................        85,320         68,629
                                                           -----------    -----------
         Total Current Assets ..........................     2,314,568      2,877,497
                                                           -----------    -----------
Plant and Equipment, at Cost ...........................     1,983,225      1,723,133
         Less: Accumulated Depreciation and Amortization    (1,155,595)    (1,001,332)
                                                           -----------    -----------
                                                               827,630        721,801
Other Assets (Note 2) ..................................       167,715         18,000
                                                           -----------    -----------
TOTAL ASSETS ...........................................   $ 3,309,913    $ 3,617,298
                                                           ===========    ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

         Accounts Payable ..............................   $   434,891    $   375,505
         Accrued Commissions ...........................         3,119              0
         Accrued Payroll ...............................        52,030        100,684
         Accrued Annual Leave ..........................       105,193        106,604
         Other Current Liabilities .....................       117,672        391,951
         Accrued Income Taxes ..........................             0         45,000
                                                           -----------    -----------
         Total Current Liabilities .....................       712,905      1,019,744
                                                           -----------    -----------

Other Long Term Liabilities ............................       298,285        213,251
                                                           -----------    -----------
                                                           $ 1,011,190    $ 1,232,995
                                                           -----------    -----------
TOTAL LIABILITIES
Stockholders' Equity

         Common Stock - Par Value $.03 Per Share,
         Authorized 5,000,000 Shares, Issued and
         Outstanding 1,170,153 and 1,166,672 ...........        35,127         35,000
         Discount on Common Stock ......................       (11,161)       (11,161)
         Additional Paid-In Capital ....................     1,893,993      1,885,512
         Retained Earnings .............................       380,764        474,952
                                                           -----------    -----------

                                                             2,298,723      2,384,303
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 3,309,913    $ 3,617,298
                                                           ===========    ===========












     The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                 Consolidated Condensed Statements of Operations
             for the Three Months Ended September 30, 1995 and 1994
                                   (UNAUDITED)

                                                     Three Months   Three Months
                                                        Ended           Ended
                                                     September 30, September 30,
                                                        1995            1994
Revenue ..........................................   $ 1,658,467    $ 1,472,832
Direct, Overhead and G&A .........................     1,547,536      1,448,504
                                                     -----------    -----------

Operating Income (Loss) ..........................       110,931         24,328
Other (Income) Expenses ..........................        (1,634)       (53,400)
                                                     -----------    -----------

Income (Loss) Before Income Taxes ................       109,297        (29,072)

Provision for Income Taxes .......................        38,285         53,679
                                                     -----------    -----------

Net Income (Loss) ................................        71,012        (82,751)
                                                     ===========    ===========

Net Earnings (Loss) Per Share ....................   $       .06    $      (.07)

Weighted Average Number of Common Shares Used in .     1,170,054      1,160,872
computing Net Earnings (Loss) Per Share
































     The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                 Consolidated Condensed Statements of Operations
              for the Nine Months Ended September 30, 1995 and 1994
                                   (UNAUDITED)

                                                      Nine Months   Nine Months
                                                        Ended          Ended
                                                     September 30, September 30,
                                                        1995            1994
Revenue ..........................................   $ 4,851,257    $ 4,298,293
Direct Overhead and G&A ..........................     5,123,907      4,442,083
                                                     -----------    -----------

Operating (Loss) Income ..........................      (272,650)       256,210
Other (Income) Expenses ..........................        10,253       (148,190)
                                                     -----------    -----------

(Loss) Income Before Income Taxes ................      (282,903)       180,020

(Benefit) Provision for Income Taxes .............      (188,715)        92,679
                                                     -----------    -----------

Net (Loss) Income ................................       (94,188)        15,341
                                                     ===========    ===========

Net (Loss) Earnings Per Share ....................   $      (.08)   $       .01

Weighted Average Number of Common Shares Used in .     1,168,413      1,159,953
computing Net Earnings (Loss) Per Share
































     The accompanying notes are an integral part of this statement.




                                 OPTELECOM, INC.
                            Statements of Cash Flows
                 as of September 30, 1995 and December 31, 1994
                                                         Nine Months Ended September 30
                                                                 1995         1994
                                                              (Unaudited)  (Unaudited)
Operating Activities

         Net (Loss) Income .................................   $ (94,188)   $  15,341
         Provision for Depreciation and Amortization .......     154,263      154,273
         Deferred Rent .....................................           0       41,299
         Deferred Income Taxes .............................    (149,715)           0
         Decrease (Increase) in Assets: ....................           0      (71,000)

                  Accounts Receivable ......................     194,726      267,055
                  Inventories ..............................      76,711      (57,270)
                  Prepaid Expenses and Other Receivables ...     (16,691)       6,481


 Increase (Decrease) in Liabilities:

         Accounts Payable ..................................      59,386      207,055
         Accrued Payroll ...................................     (48,654)     (57,271)
         Accrued Annual Leave ..............................      (1,411)     (10,984)
         Other Current Liabilities .........................    (274,279)      88,522
         Accrued Commission ................................       3,119
         Accrued Income Tax ................................     (45,000)           0
                                                               ---------    ---------

Net Cash (Used In) Provided by Operating Activities ........    (141,733)     596,212

Investing Activities

         Acquisition of Property and Equipment .............    (260,092)    (156,806)
         Investment in HydraLite ...........................           0      (21,000)
                                                               ---------    ---------
         Net Cash (Used In) Investing Activities ...........    (260,092)    (177,806)
                                                               ---------    ---------

Financing Activities

         Net Borrowings (Payments) on Note Payable to ......      85,034     (385,000)
           Bank
         Proceeds from Stock Options .......................       8,608        3,966
                                                               ---------    ---------
         Net Cash Provided by (Used In) Financing Activities      93,642     (381,034)
                                                               ---------    ---------

         Net (Decrease) Increase in Cash ...................    (308,183)      37,372

Cash - Beginning of Period .................................     316,183       12,247
------------------------------------------------------------   ---------    ---------
Cash - End of Period .......................................       8,000       49,619
------------------------------------------------------------   =========    =========
Supplemental Disclosures of Cash Flow Information
                                                                            ---------

         Cash Paid During the Period for Interest ..........       3,721       22,444
         Cash Paid During the Period for Taxes .............           0       92,679
                                                               =========    =========






     The accompanying notes are an integral part of this statement.

                                 OPTELECOM, Inc.
                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The financial information for September 30, 1995 and 1994 included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles, in that certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods.

         The results of operations for the nine month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

2.       Income Taxes

         The primary components of temporary differences which give rise to the Company's net deferred tax asset is as follows:

                                            September 30, 1995

         Depreciation                                  $11,000
         Reserves                                       30,000
         Rent                                           79,000
         Accrued Vacation                               36,000
         General Business Credit                       138,715
         Other                                          23,000
                                                      --------
         SubTotal                                      317,715
         Valuation Allowance                          (150,000)
                                                      ---------
         Net Deferred Tax Asset                       $167,715
                                                      ========

The difference between the income tax provision (benefit) calculated at the statutory Federal income tax rate and the actual tax provision (benefit) for each period are as follows:

                                                 Nine Months Ended       Three Months Ended
                                                September 30, 1995       September 30, 1995

         Tax at Statutory Federal Rate                ($102,415)                  $30,585
         State Income Tax                                (6,300)                    7,700
         Other                                            6,000                         0
         State Tax Refunds                              (26,000)                        0
         Change in Valuation Allowance                  (60,000)                        0
                                                     -----------                ----------
         Total Tax Benefit                            ($188,715)                  $38,285
                                                     ==========                   ========

Note 3 - The Company has a credit agreement with a bank, whereby it may borrow up to $1,000,000 with interest at the bank's prime rate plus 3/4%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of September 30, 1995 is $1,000,000.

Note 4 - Inventory consisted of the following:

                                               As of September   As of September
                                                   30, 1995            30, 1994

Raw Materials ..........................            $429,970            $555,981
WIP ....................................             133,666             155,676
Finished Goods .........................             136,649              65,339
                                                    --------            --------
Total ..................................            $700,285            $776,996
                                                    ========            ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

         Liquidity

         There were positive changes in the Company's financial condition in the third quarter of 1995. At the end of this quarter the current ratio was 3.24 compared to 2.82 at the end of 1994 and 2.68 at the end of the third quarter of 1994. The overall cash used by operating activities for the first nine months of 1995 was ($141,733) compared to $596,212 for the first nine months of 1994.

         Material Changes and Results of Operations

         In 1995, third quarter revenues were $1,658,467 with a net income of $71,012 compared to revenues of $1,472,183 and net loss of $82,751 for the third quarter of 1994.

         Year to date revenues are $4,851,257 with a net loss of ($94,188) compared to revenues of $4,298,293 and net income of $15,341 for the comparable period of 1994.

         Communication Products Division (CPD) third quarter 1995 revenues were $1,109,479 compared to $1,089,430 for the same period in 1994. The division sustained a loss of ($181,972) compared to a loss of ($164,182) for the third quarter of 1994. Lower margins on sales due to increased competition coupled with lower revenues due to a decrease in OEM sales and delays in contract awards for products involving highway traffic systems, contributed to the loss.

         Revenues for the R&D Division were $179,172 compared to $177,041 for the third quarter of 1994. This resulted in a profit of $14,194 for the third quarter, which was substantially higher than the loss of ($5,220) incurred in the same quarter of 1994. The higher revenue reflects the impact of the new contract work on fiber optic gyros. We anticipate improved revenue for the balance of the year from new contracts in this area.

         GLINT Division revenues were $369,816 for the quarter compared to $206,260 for the equivalent period of 1994; profit was $238,789 compared to a profit of $86,649 for the same quarter in 1994.

         Company backlog at the end of the September 30, 1995 was $621,006.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

                  None

         ITEM 2 - CHANGES IN SECURITIES

                  None

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

         ITEM 5 - OTHER INFORMATION

                  None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  On October 30, 1995, the Company named Deloitte & Touche LLP as its auditor replacing BDO Seidman.

         EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER
                           SHARE

                                          Three Months Ended  Three Months Ended
                                          September 30, 1995  September 30, 1994
                                          ------------------  ------------------

Average Common Shares Outstanding ........         1,170,054           1,160,872
                                                  ==========          ==========
Net (Loss) Income ........................            71,012             (82,751)
Primary Fully Diluted Earnings Per Share .               .06                (.07)


                                           Nine Months Ending   Nine Months Ending
                                           September 30, 1995   September 30, 1995
                                          ------------------  ------------------
Average Common Shares Outstanding .........         1,168,413          1,159,953
                                                   ==========         ==========
Net (Loss) Income .........................           (94,188)            15,341
Primary Fully Diluted Earnings Per Share ..              (.08)               .01

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




                                            Robert S. Lalley, Controller