Form 10-K
period 1995-12-31
OPTELECOM INC
filed 1996-03-29
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1995

                         Commission File Number 0-8828

                                OPTELECOM, INC.
             (Exact name of registrant as specified in its charter)
                                    DELAWARE
                        (State or other jurisdiction of
                    incorporation or organization)52-1010850
                    (I.R.S. employer identification number)

                9300 GAITHER ROAD, GAITHERSBURG, MARYLAND 20877
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code:  (301) 840-2121.

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.03 Par Value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 26, 1996, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $5,576,364, based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 26, 1996, the registrant had outstanding 1,394,091 shares of Common Stock, $.03 Par Value.

                       DOCUMENT INCORPORATED BY REFERENCE

Part III of Form 10-K -- Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                     PART I

Item 1.     BUSINESS

GENERAL

Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company's business consists primarily of the development, manufacture, and sale of fiber optic communications products and laser systems for commercial and military customers.

The Company is organized into three operating divisions; the Research and Development Division, which addresses primarily Government-related defense business; the Communications Products Division (CPD), which sells optical fiber based data communication equipment to the commercial marketplace; and the GLINT Division, which is exclusively focused on business derived from manufacturing and support of the semiconductor laser illuminator system for the GLINT night vision system used on the US Air Force C-130 Gunship.

Fiber optic communication equipment, the main thrust of the Company's sales, is an area of unprecedented growth and change. Technology is developing capability for ever increasing data rates over ever greater distances. At the same time prices of equipment are decreasing. The demand for transmission of high fiber data rates is increasing even faster.

Most signals, voice, video and data are in electrical form. The transmission of electrical signals from one point to another by converting them to optical (light) signals has many advantages over electrical transmissions. Optical fibers can transmit signals at a much greater data rate, over a much larger distance and without disturbance from electric machinery, lightning or other noise sources.

The fiber optic communication business has many parts. A few companies manufacture optical fiber, while many more manufacture optical fiber cables. Optelecom participates by providing the equipment that interfaces electrical signals to optical signals at the transmitter end of a fiber optic communication link and provides complementary equipment that converts the optical signals to electrical form at the other end of the communications link. Optelecom sells its equipment to users of these communication systems or to system integrators that install the Company's equipment in large communication nets.

There are a larger number of communication applications that require different communication rates, distances and signal formats. Optelecom provides equipment specialized for transmission of various combinations of voice, data and video required to meet the standards for a range of applications.

The Company also addresses U.S. Government defense related markets for specialized and proprietary applications of fiber optic technology that make it unique among traditional fiber optic communication equipment manufacturers. While government business can provide an offset to periodic cycles in the commercial sector, it is also subject to changing world conditions. Therefore, the Company attempts to balance revenues generated by both types of markets to avoid severe changes in its business posture. The Company is unable to predict future Defense business activity or the related impact on the Company's business.

Because of the advanced nature of the technology inherent in the Company's products, the expertise of certain of the Company's officers and directors is one of its principal assets. In particular, Dr. William H. Culver and Mr. Edmund
D. Ludwig, who are officers and directors of the Company, provide the Company with important technical expertise and have major responsibilities in managing the Company. Although the Company pays for and is the beneficiary of a $300,000 insurance policy on the life of each of such persons, the loss of the services of either of them, through death or otherwise, could have a negative impact on the Company. Furthermore, because of the Company's relatively small size, the loss of the services of certain other key employees could have a disruptive effect on the Company's operations.

On March 13, 1996, the Company had 53 employees.

The table below displays the Company's  three-year  revenue and operating income
(loss) by division.

                                     1995                                    1994                                   1993
                  -------------------------------------------------------------------------------------------------------------
Operating                                Income                                 Income                              Income
Divisions           Revenue              (Loss)              Revenue            (Loss)            Revenue           (Loss)
Company             $6,430,136          $(427,427)          $7,036,069        $ 412,690          $7,083,229        $ 237,868
 Totals

CPD                 $5,319,556          $(470,866)          $5,562,130        $ 174,084          $4,729,781        $ (81,530)

R&D                 $  395,284          $(263,930)          $  554,542        $(175,589)         $  414,170        $(418,960)

GLINT               $  715,296          $ 307,369           $  919,397        $ 414,195          $1,939,278        $ 738,358


See Note 13 to the financial statements for identifiable assets by segment.

RESEARCH AND DEVELOPMENT DIVISION (R&D)

INTERFEROMETRIC FIBER OPTIC GYROS (IFOGS)

The R&D Division's business consists of providing technology development and engineering services to the U.S. Government and its prime contractors, primarily in the field of investigating techniques for design and manufacture of specialized sensing coils for fiber optic gyros. A small portion of revenue is also derived from sales of custom optical fiber coils for sensing and communication applications.

In 1995, the division's activities continued to be primarily focused on interferometric fiber optic gyros (IFOGs), which are rotation sensing instruments that are expected to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise in winding high-speed payout coils for fiber optic guided missiles to develop winding technology for IFOG coils, and to manufacture these coils in limited production. These complex coils present key technical and cost challenges to the future of IFOG viability.

In prior years, the R&D division's activities and major source of revenue were concentrated on fiber optic missile payout technology, payout experiments, and field demonstrations. These activities lead to the development of the IFOG coil winding capability and products. The U.S. Department of Defense (DoD) has identified the IFOG as a critical technology that will benefit from manufacturing technology (MANTECH) funding and, in 1993, had authorized a $15 million Air Force MANTECH program. In November, 1993, Optelecom was notified by Litton Industries that Litton had been selected as the winning contractor for the MANTECH program. A subcontract with Optelecom was negotiated to perform key IFOG sensing coil manufacturing technology development tasks on the program. In the first quarter of 1994, work on this contract was minimal, awaiting the resolution of various contractual issues between Litton and the Air Force. Significant application of effort began during the second quarter and had continued throughout the year. However, in February 1995, Optelecom was informed by Litton that the subcontract was terminated due to redirection of the MANTECH effort to more pressing technological problems. For 1994, the Company had booked a $35,000 reserve for unrecoverable costs related to this termination. These costs were subsequently recovered in 1995, and were part of the $112,524 revenue contributed by this contract prior to termination of effort. This contract termination had a negative effect on divisional revenues in the first quarter of 1995, and through the balance of the year, since a major portion of the year's planned work was associated with the contract. Although the Company expected to receive new contract funding in the amount of $261,985 from the Advanced Research Projects Agency (ARPA) for similar work beginning in the second quarter of 1995, award was delayed until the third quarter and was initially funded at a much lower level than originally anticipated. Full-scale funding did not begin until late in the fourth quarter of 1995. A $127,836 contract for related fiber optic gyro coil winding work was received from a team of Honeywell and Smiths Industries beginning in August, 1995. Both the ARPA and Honeywell/Smiths contracts are continuing in 1996 and represent the entire Division backlog of $221,000. In May, 1995, a $58,176 Phase I Small Business Innovative Research
(SBIR) contract was received to investigate the technological feasibility of fabricating an optical switch based on a piezo-electric-generated focussed acoustic wave acting on a fiber grating structure. The work on this contract was completed in November, 1995. Potential follow-on to this work could occur if Optelecom can identify a business partner who would be willing to share the cost risk with the Government to develop the concept into a commercially viable product. We are currently seeking such a partner.

FIBER OPTIC GUIDED MISSILES AND ROBOTIC VEHICLES

This business segment has seen a continuing reduction in revenue from 1990 levels. This reduction is a result of the lower level of activity in the Defense Department for new weapon system development, and the Company's inability to establish a significant business base in this area. In January, 1995, a $16,800 contract was received from Allied-Signal to analyze fiber payout dynamics for a fast-reaction, close range, anti-air threat defense missile. This work was completed in July, 1995. Other revenues amounting to $2,876 were received from a foreign company for investigation of historical fiber payout technology development related to patent issues. There was no backlog at year-end 1995 for this activity.

GLINT DIVISION

The division derives its revenues entirely from the U.S. Government and its agencies. GLINT is an acronym associated with the U.S. Air Force's C-130 Gunship laser illuminator system supported by Optelecom. By February, 1995, work was completed on a $1,315,000 contract which was received in 1994 to fabricate spare laser array assemblies to support the system. This effort contributed $123,849 to 1995 revenues. In late 1994, the Division received a $67,465 contract to explore the feasibility of fabricating a new type of semiconductor laser illuminator, which, if successful, could lead to a contract to develop a replacement illuminator for the existing system. Work on this contract was successfully completed in August, 1995, and marketing activities are on-going to find applications for the new technology. Also, in April 1995, a $409,032 contract to fabricate spare laser array assemblies was received; this contract was completed in October, 1995.

Due to the nature of the application of this system, contractual revenues are dependent on government budgets, the worldwide political situation, and specific crew training schedules. Although there was no backlog at the end of 1995, this division expected to receive revenue by expanding its support role on refurbishment and repair of existing laser illuminator systems for the C-130 Gunship application until a new system is deployed. In January, 1996, the Company received a $6.5 million, four-year contract (one base year and three one-year options) to furnish refurbishment services. Currently funded first year work will exceed $1.0 million, and the Company anticipates additional refurbishment requirements in the succeeding years.

COMMUNICATION PRODUCTS DIVISION (CPD)

In 1995, CPD order booking and shipment levels declined slightly, and the division incurred a loss.

Business Activity           1995              1994             Change
Order Booking           $5.36 million     $5.95 million         -10%
Shipments               $5.32 million     $5.57 million          -5%

The year-end backlog was $724,179, down from $929,000 at year-end 1994.

PRODUCT MIX SALES ANALYSIS

Revenues from sales of data products decreased significantly from 1994, due to our increased emphasis on video products for the traffic control market. Also, shipments of satellite ground link units ceased, due to a premature termination of system installations by the system prime. This termination was caused by a major down-sizing implemented by the prime's customer, a major shopping mall retailer. Sales of RGB video links (i.e., Red, Green, Blue - a transmission standard for high quality video displays) were stable and are expected to increase in 1996 with the development of a very-high resolution system. Products transmitting standard video using Optelecom's proprietary pulse frequency modulated (PFM) technology continued to accelerate their sales growth due to installation of systems in new municipal markets around Boston, and several cities in Texas, Georgia, and Florida. Sales of ancillary products such as cables, connectors, and custom-engineered communication products declined slightly, as standard system configuration sales became more dominant. The following table summarizes sales by product line to total sales:

Communication Fiber Optic Product Categories   1995     1994     1993
Data Transmission Products                      32%      47%      55%
High Resolution RGB Video                        9%       8%      11%
Standard PFM Video                              50%      33%      20%
Cables/Connectors                                2%       3%       4%
Other                                            7%       9%      10%


MARKET MIX ANALYSIS

The mix of CPD product sales for different market segments over the last three years was as follows:

Markets                                        1995     1994     1993
Government                                      11%      23%      30%
Process Control and Industrial                  18%      11%      23%
International                                   16%      17%      12%
Domestic Resellers                              55%      49%      35%


The proportion of sales to government organizations was reduced by 12% as defense spending continued to decline. Process control and industrial sales increased, primarily due to increased sales to our major

OEM customer. International sales decreased slightly; in 1994, one sale to Korea represented a significant portion of the total, which distorted the modest steady progression of increasing sales in prior years. In 1995, sales were more evenly distributed throughout the countries where we had representation. Currently, Optelecom has a sales presence in 22 countries through distributors and resellers. Revenue from domestic resellers increased 6% and now represents a majority of total sales. This is due primarily to our efforts to increase market share in the traffic control and surveillance market.

CUSTOMER MIX ANALYSIS

The mix of customer types changed compared to 1994. OEM (Original Equipment Manufacturers - sales of products to be included in a customer's product) sales as a percent of total revenue decreased to 21%, compared to 40% in 1994, and 28% in 1993. Of the total revenue, 43% was generated by sales to the top 10 customers for the division; in 1994 the figure was 53%. This continued a trend of a slight shift to a larger pool of customers with smaller individual system requirements. The largest single customer was an OEM account which provided $710,000 of revenue, compared to $650,000 in 1994. Other major customers included organizations such as AT&T $(230,000) and Physical Optics Corporation $(115,000).

FINANCIAL INFORMATION RELATING TO COMPANY
SPONSORED RESEARCH AND DEVELOPMENT              1995          1994        1993

Expenditures on Company sponsored research
and development activities                    $538,977      $477,089    $479,888


Research and development of new fiber optic communication products is a key component of the Company's overall business strategy. This research is focused on existing product improvement and enhancement, and on adaptation of existing products to alternative uses. Research into new product technology is focused on the utilization of fiber optic technology in markets not previously addressed by the Company's current product offering or development contracts. During 1995, a new fiber optic modem, compatible with the 802.4 communication protocol and meeting Electro-magnetic Compatibility requirements as defined in European Directive 89/336/EEC, was designed, developed, and qualified for our major OEM customer. Beginning in 1996, this modem, with improved performance characteristics and a lower cost design, will replace an existing Optelecom design supplied to the customer over the past several years. CPD Engineering continued to add products to the family of systems developed for fiber optic communication equipment for highway video surveillance and traffic sign message control. A new, lower cost chassis configuration, the System 9000, was designed and introduced. This system will incorporate high-performance, low cost modules which allow the user to specifically configure the chassis to provide the communication services required. A prototype ultra-high resolution Red, Green, Blue (RGB) communication system was delivered to a customer for evaluation in an air-traffic control application. Also, development work continued on a Compressed Digital Video system which will have applications in a variety of our existing and proposed markets.

MARKETING

R&D DIVISION

The division markets its services to both Government and commercial customers; however, for the past four years essentially all of its business has been obtained from the Government and its prime contractors. Successfully marketing new technology initiatives directly to the Government is difficult due to increased competition from larger companies with far greater resources. Traditionally, R&D has concentrated on markets providing research and products used in fiber optic communication systems for airborne missiles, ground robotic vehicles and underwater sensors. Optelecom had historically received contracts from certain key Government organizations whose budgets have been reduced in recent years; there are few new development opportunities available in the technology areas pertinent to the Company's expertise. As a result of the utilization of IFOG sensing coil technology developed by Optelecom in 1993 and our prior experience with the development of fiber coils for high speed for payout, we identified opportunities for the R&D Division in the area of optical fiber gyro coil winding. Gyro coils are a defense related Government program area which we see as receiving continued focus amid shrinking Defense spending. Additional opportunities to diversify into commercial markets for fiber optic amplifiers, sensors, and similar components, have been identified as well. We continue to seek to develop new markets for R&D services and products in these technical areas.

COMMUNICATION PRODUCTS DIVISION

In mid-1995, CPD's marketing activities were reorganized to provide more emphasis on sales activities. A new Director of Sales and Marketing was hired, the sales function was emphasized, and several personnel were re-assigned to direct sales activities. An examination of the effectiveness of outside sales representative firms in the U.S. indicated that only a few firms were providing adequate value for the commissions paid. Therefore, most representation agreements were terminated. The two sales representative firms added in the southeast region of the U.S in 1994 were retained, and a firm in the New York City area was added.

Since 1992, CPD has used selected sales representative firms in foreign countries to promote and sell our products. These firms have gradually established awareness of our products in their respective countries, and we have seen a trend of increasing business from foreign sources.

GLINT

The only customer for this division is the Warner-Robins Air Logistics Support Center of the U.S. Air Force. Optelecom maintains a very close working relationship with the individual component item managers assigned at Warner-Robins. We insure that these customer support personnel fully understand Optelecom's capabilities and capacity to perform the required work. Bids are carefully reviewed to be sure that the customer's requirements are satisfied.

MANUFACTURING PROCESSES

COMMUNICATION PRODUCTS DIVISION

The Company performs specialized manufacturing, assembly, and product testing functions in its corporate headquarters. In past years, routine fabrication had been subcontracted to other manufacturers. During 1995, the Company purchased, installed and placed into service equipment which automatically assembles components onto printed circuit boards at high speed. This action was taken to lower manufacturing costs and reduce the time-to market for new product designs. The success of this decision has been apparent in the significant manufacturing cost reduction realized on all assemblies produced using the equipment. The Company also maintains a quality assurance function and testing area that performs optical and electrical testing, and quality control. Raw materials and supplies used in the Company's business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. The number of companies from which the division can obtain optical emitters and detectors for use in its circuit assemblies is limited, however, Optelecom has negotiated long-term supply contracts with these vendors and does not anticipate significant supply problems.

R&D DIVISION

In 1991, the Company developed a winding machine to fabricate coils of optical fiber wound in very specific configurations for fiber gyro systems for Smiths Industries. Additional work in this area through 1995 was conducted to develop a winding machine concept directed toward automated techniques for fabricating similar fiber gyro coils. The number of companies from which the division obtains raw materials and optical fiber is limited; however, the Company does not anticipate any problems with adequate supplies.

GLINT DIVISION

Optelecom has established a specialized facility adjacent to its headquarters to support fabrication and repair operations for the GLINT laser illuminator system. The processes used to fabricate laser modules for the laser illuminator system are proprietary to Optelecom and depend on sophisticated understanding of specific semiconductor processing techniques. Proper use of the equipment and materials associated with these activities depends on highly skilled personnel whose technical knowledge is key to the successful fabrication of the final product. The number of companies from which the division obtains raw materials is limited; however the company does not anticipate any problems with adequate supplies.

COMPETITION

The Company's products fall within three (3) separate and distinct markets. As such, the characteristics of competition in these markets differ greatly. The market that the Research & Development Division addresses is dominated by larger Defense prime contractors. These companies have greater marketing, manufacturing, financial, research, and personnel resources than Optelecom. In addition, as Department of Defense contracting activity has declined, these companies have started to compete in markets which were previously limited to companies with resources similar to Optelecom's. As a result, this Division is at a competitive disadvantage when competing against prime contractors. Optelecom does feel that its IFOG coil winding technology is at least equal to the technology developed by much larger prime contractors and in this market, it can compete equally.

Optelecom's Communication Products Division competes mainly with other companies of roughly equal size, having similar resources. For low technology products, such as fiber optic data modems, competition is intense, as these products have reached a commodity status. In the areas of engineering products for specific applications, Optelecom competes against companies of the same size or larger. Competitors with larger research staffs have an advantage in these markets.

The GLINT Division is a sole-source provider of the products it supplies to the U.S. Air Force. Optelecom is not aware of any competition in this market.

SEASONALITY

The Company's products are based on fiber optic technology. As such, seasonality does not materially affect our revenues.

PATENTS

The Company holds certain patents; however, its business as a whole is not materially dependent upon its ownership of any one patent or group of patents. The Company does not license any patents from other parties, nor is it aware of any restrictions on its current business imposed by patents of other parties.

CONTRACT RENEGOTIATION AND TERMINATION

None of the Company's current contracts are subject to price renegotiation. However, the Company's contracts with the U.S. Government are always subject to termination, which is a standard clause in any contract with the government. The subcontract from Litton Systems was terminated in February, 1995.

Item 2.     PROPERTIES

In 1992, the Company moved its operations to new leased facilities at 9300 Gaither Road, Gaithersburg, Maryland, near Washington, DC. The facilities consist of space in two adjacent buildings, one occupying 21,000 square feet, with a ten-year lease term, beginning September 1, 1992, and the other occupying 4,000 square feet, with a one-year term, beginning in December, 1992, and two one-year options. Current monthly rent is $15,550 on the larger space, and $2,236 on the smaller one. All of the facilities are in good repair and are adequate for the Company's current production requirements.

Item 3.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1995 to a vote of security-holders.

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

The Company's Common Stock, $0.03 par value (Common Stock) is traded in the over-the-counter market. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the three years ended December 31, 1995, 1994 and 1993, respectively. Such quotations do not necessarily reflect actual transactions.

                                    Bid Price
Quarter Ended                       High/Low
December 31, 1995                    3     - 2 1/2
September 30, 1995                   4 1/8 - 2 7/8
June 30, 1995                        4 3/4 - 2 7/8
March 31, 1995                       4 1/8 - 3

December 31, 1994                    4 3/4 - 2 7/8
September 30, 1994                   4 1/8 - 2 5/8
June 30, 1994                        3 3/4 - 2 3/4
March 31, 1994                       5 3/8 - 3 1/4

December 31, 1993                    7     - 4 1/4
September 30, 1993                   8 1/2 - 4 1/2
June 30, 1993                       11 3/4 - 6 1/4
March 31, 1993                      16 1/2 - 4 1/2


There are approximately 1,315 record-holders of the Common Stock as of March 18, 1996.

The Company has not declared any dividends to date and does not expect to do so in the foreseeable future.

Item 6.     SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company's most recent five fiscal years.

                                                                        Year Ended December 31,

                                       1995                 1994               1993               1992               1991
                                  ---------------------------------------------------------------------------------------------
Net Revenue                         $6,430,136            $7,036,069         $7,083,229         $6,001,057         $4,867,790

Net (Loss) Income                    $(208,384)             $382,347            $95,633           $400,274           $122,007

Earnings per Common
and Common Equivalent
Share before
Extraordinary Item and
Accounting Change                        $(.18)                $0.33              $0.06              $0.31              $0.07

Extraordinary Item                   -------               ------             ------                 $0.05              $0.04

Accounting Change                    -------               ------                 $0.02          ------             ------

Net (Loss) Income per                    $(.18)                $0.33              $0.08              $0.36              $0.11
Share

Total Assets                        $3,674,004            $3,617,298         $3,115,032         $2,871,896         $2,249,957

Long-Term Obligations                  $46,426               ------             ------            $158,296           ------

Stockholders' Equity                $2,188,777            $2,384,303         $1,981,821         $1,771,833         $1,353,788

Cash Dividends Declared
per Common Share                      ------                ------             ------             ------             ------



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Due to the nature of the Company's business, the key components of its financial condition constitute receivables, inventory, fixed assets, accounts payable, and debt. Trends of key financial indicators show a change in corporate net worth to $2,188,777 for 1995 compared to $2,384,303 in 1994 and $1,981,821 in 1993. The current ratio for 1995 decreased to 2.2 from 2.8 in 1994 and 2.5 in 1993.

Billed accounts receivable at year-end 1995 was $1,378,424, compared to $1,574,656 in 1994, and $1,495,586 in 1993. The days outstanding in accounts receivable averaged 69 days in 1995, 66 days in 1994 and 57 days in 1993. Bad debt write-offs represent less than 1/10 of one percent of the total yearly revenues. The low level of bad debts is due partly to the percentage of business the Company does with the U.S. Government and Fortune 500 companies. The Company also uses a careful screening process and performs credit qualification of customers before accepting their orders. For any new account, credit checks are always conducted, and questionable situations are either placed on a COD or a letter of credit basis. Accounts receivable are closely monitored; those that are delinquent are continuously contacted until payment is received.

The overall composition of the inventory has changed somewhat over the last three years as shown in the following chart:


Inventory Composition               1995             1994            1993
Production Materials              $  549,277       $555,981        $499,914
Work In Process                   $  153,203       $155,676        $164,020
Finished Goods                    $  377,861       $ 65,339        $ 67,235
TOTAL                             $1,080,341       $776,996        $731,169


One of the tools the Company uses for trend analysis is a comparison of our inventory levels to total sales. In 1995, this level was 17% compared to 11% in 1994 and 10% in 1993. The value of the raw material and work in process inventory remained stable in 1995 compared to 1994. Although our objective is to reduce inventory levels as much as possible, the value of finished goods inventory was increased substantially in 1995 to provide products available from stock. This action was taken to meet competitive pressures as customers are demanding shorter product delivery times. We will attempt to reduce the amount of raw material inventory to partially offset the higher level of finished goods inventory. The Company believes that its reserve for inventory obsolescence is adequate to properly value any excess quantities of this inventory.

Fixed asset  additions were $289,704 in 1995,  $207,025 in 1994, and $246,106 in
1993. Capital expenditures of $100,000 are planned in 1996 for test and manufacturing equipment to lower the direct cost of manufacturing our products.

RESULTS OF OPERATIONS

Combined 1995 revenues were 9% less than both 1994 and 1993 results. A loss of $(208,384), which represented (3%) of revenue for 1995, compares to a profit of 5% for 1994, and 1.3% for 1993.

COMMUNICATION PRODUCTS DIVISION (CPD)

Communication Products Division revenues decreased by 4% from 1994 revenues and resulted in an operating loss of $(470,866) compared to a profit of $174,084 in 1994. Increased competition has forced the Company to significantly increase sales discounts offered to customers on many products, and the requirement to increase the volume of product shipments to achieve a slightly lower total revenue compared to 1994 led to severely lower margins and the corresponding loss. The Company has instituted a program of implementing product designs specifically intended to be produced by automatic assembly processes to minimize direct costs; also, a modification of our sales commission policy was initiated to motivate the internal and external sales staff to achieve sales at higher margins.

Cost of Sales

In 1995, direct CPD costs in relation to sales increased by 6%. The increase is attributed to growing competition forcing us to lower our prices. However, the cost to produce products continued to decrease due to the investment in automated manufacturing facilities. As more of our product designs evolve toward automated assembly, our ability to successfully compete at lower sale prices will improve. As stated previously, direct costs as a percent of revenue increased in 1995 while overhead as a percent of revenue remained constant.

Cost Comparison                     1995              1994              1993
Cost of Sales                    $3,595,328        $3,414,309        $3,067,470
Gross Sales                      $5,319,556        $5,562,130        $4,729,998
Cost as a Percent of Revenue             68%               56%               65%



The CPD division is an engineering driven producer of fiber optic equipment. Few of its products have a long lifetime. This means new products are being developed and released to production constantly, which leads to high initial production costs and low margins at product introduction. Due to the degree of difficulty in proceeding from a design phase to a production phase in a relatively short time frame, the Company has, in many instances, been forced to perform engineering through the production phase of the initial part of the product life cycle.

Direct Costs Versus Sales           1995             1994               1993
Direct Costs                     $2,472,318        $2,297,661        $2,088,790
Percent of Sales                         46%               41%               44%


Overhead and G&A

Absolute overhead costs fell in 1995 by 1%, although as a percent of revenue, they were unchanged because 1995 revenue was lower than 1994. The Company believes that some additional increases in sales can be attained at the current level of fixed costs. Included below is a comparison of overhead costs for the past three years:


Cost Comparison                            1995            1994          1993
Overhead Costs                          $1,103,323      $1,113,798     $978,680
Overhead Costs as a Percent of Revenue          20%             20%          20%


Applied Overhead

Applied overhead allocates costs in overhead to a final product. The Company uses a computation method in which overhead costs are divided by direct labor costs. This establishes the percent of overhead costs to be applied to the final product. Examples of these costs include rent, utilities, telephone, inventory variances, and depreciation of production capital equipment costs. Applied overhead amounts for the past three years were $(571,837) in 1995, $(490,776) in 1994 and $(461,244) in 1993.

Inventory Write-offs

Direct inventory write-offs increased in 1995 to $92,119 compared to $42,870 in 1994 and $121,855 in 1993. Generally, these write-offs are due to engineering changes which result in obsolete raw materials and subassemblies used on products we no longer intend to sell. In 1995, a write-off for $71,000 was taken to recognize the lack of additional business in our satellite down-link market. As previously mentioned, our major customer for this equipment discontinued planned installations when their shopping mall customer underwent downsizing. Although we make every attempt to minimize obsolete inventory, the rapid engineering evolution of our product line and the changes in our product mix makes some obsolescence unavoidable.

G&A

General and Administrative costs consist primarily of expenses related to sales, marketing and engineering activities. Commercial Product engineering development costs have remained constant, reflecting stable staff size and workload. During 1995, development focused on additions to the product line for highway traffic monitoring equipment. Also, a new effort to develop video technology was initiated, which will result in new product introductions in 1996. The three-year record of these engineering costs (exclusive of fringe) is $489,771 in 1995, $469,449 in 1994, and $478,000 in 1993.

Early in 1994, the company implemented changes to the Sales and Marketing staff to more closely align the technical aspects of the selling process with customer requirements. This led to a reorganization of these departments and establishment of a customer support activity. The costs of this effort, additional advertising and trade show costs, and commission payments to the sales representative firms we have appointed during 1995 are reflected in the increased G&A expenses for this year, which were $2,205,094. Prior-year costs were $1,976,637 in 1994 and $1,743,841 in 1993.

RESEARCH AND DEVELOPMENT DIVISION (R&D)

Research and Development Division 1995 revenues decreased 29% compared to 1994. The decrease in revenue was caused by termination of work on a contract from Litton Guidance and Control Systems. This contract was terminated for the convenience of the Government, and had represented a significant portion of the total revenue planned for 1995. Although other work was received later in the year, it was not of sufficient magnitude to mitigate the effects of the lost revenue. Other work included contracts from Smiths Industries for $129,000, and $261,985 from ARPA for fiber optic technology development. Division revenue for the last three years was $395,284 for 1995, $554,542 for 1994, and $414,170 for
1993. Comparable period profits (losses) were $(263,930) in 1995, $(175,589) in 1994, and $(418,960) in 1993.

Cost of Sales

The cost of sales as a percent of revenue has increased significantly due to the severe erosion of revenue caused by the termination of the Litton contract. Given below are the last three years' results:

Cost Comparison                        1995           1994             1993
Cost of Sales                        $440,411       $521,539         $549,238
Gross Sales                          $395,284       $554,542         $414,170
Cost as a Percent of Revenue              111%            94%             133%


OVERHEAD AND G&A

Overhead

Overhead costs for the R&D Division were $316,493 in 1995, $369,342 in 1994, and $437,264 in 1993. Overhead expenses have decreased due to lower labor costs within the division and a lower corporate expense allocation. These costs are apportioned as a percent of floor space assigned to revenue generating activities and have been reduced as the size of the Division has declined.

G&A

G&A expenses for the division were $218,801 in 1995, $208,592 in 1994, and $283,892 in 1993. These numbers reflect a slightly higher expense in 1995, due to the impact of the Litton contract termination and the costs of marketing as the division has sought to obtain other business to replace the lost Litton revenue. We expect additional business in 1996 from these efforts, primarily in fiber optic gyroscope coil winding.

GLINT DIVISION

1995 was another successful year for the GLINT Division. At this time, it appears that the Air Force will require ongoing support for the Gunship for at least the next several years. While it is difficult to quantify the level of potential business, it does seem likely that Optelecom will provide products and maintenance support during that period. Divisional revenue for the year was $715,296 compared to $919,397 in 1994 and $1,939,278 in 1993. Prior to the 4th
quarter of 1992, the financial results of this division were included in the R&D Division as the GLINT laser array was in the final development phase. Profits were $307,369 for 1995, $414,195 for 1994, and $738,358 for the fourth quarter of 1993. The decline in revenue in 1995 compared to 1994 was due to a change in the composition of the type of business addressed by this division. In 1994, contract work consisted of fabrication of complete illuminator systems; in 1995, work consisted essentially of fabrication of spare laser arrays, with a small additional effort associated with contract development work.

In the fourth quarter the division's revenues declined to $13,094, and the division incurred an operating loss of $(64,000). The decline was due solely to the effects of the Government shutdowns which occurred during that quarter. These shutdowns impacted the planned award of a new contract for repair and refurbishment of laser illuminator systems which was eventually received in early 1996. In anticipation of the imminent award of that contract, the staff was retained, thus incurring costs in excess of revenue.

Cost of Sales

The cost of sales as a percent of revenue remained constant compared to 1994, reflecting a balanced application of manpower to specific work requirements.

Cost Comparison                        1995            1994              1993
Cost of Sales                        $305,769        $389,924        $1,088,622
Gross Sales                          $715,296        $919,397        $1,939,278
Cost as a Percent of Revenue               43%             42%               56%



OVERHEAD AND G&A

Overhead

Overhead costs for the GLINT Division were $118,197 compared to $125,382 for 1994, and $143,127 for 1993. Overhead expenses have decreased slightly due to a lower level of revenue activity compared to 1994.

G&A

The general and administrative expenses were $102,158 in 1995, $115,278 for 1994, and $112,298 for 1993.

OTHER OPERATING EXPENSES

Overall advertising costs increased substantially in 1995. These costs include advertising in trade magazines, participation in trade shows, and product literature, including catalogs and specification sheets. Compared to prior years, the type of advertising changed as a result of a redirection of our advertising emphasis. Advertising expenditures increases occurred mainly in the areas of magazines and trade shows. The costs of advertising for the last three years were $225,675 in 1995, $162,706 in 1994, and $158,612 in 1993. These costs are attributed specifically to the Communications Products Division and are included in its operating results.

Interest expense of $6,497 decreased significantly in 1995 compared to $22,646 in 1994 and $22,335 in 1993. This decrease was a direct result of the positive cash flow from operations in the first three quarters of the year, which allowed us to fund operations without borrowing.

Income tax (benefit) expense was $(233,756) in 1995, $188,000 in 1994, and $136,000 in 1993. The effective tax rate was (53%) in 1995 primarily as a result of realizing tax benefit of carrying back the current year loss to the prior year. Accordingly, the Company recorded a $215,693 income tax refund receivable in 1995 for amounts expected to be received in 1996.

Impact of Inflation

Inflation has not had any significant effect on the operations of the Company during 1995, and we do not expect it to have any significant effect during 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements are largely generated by working capital needs. These needs are primarily focused on financing inventories and accounts receivable.

As a result of a net operating loss and increases in inventory balances, net cash used in operational activities was $(110,497). Non-cash outlays such as depreciation and amortization were $212,470. Cash used in investing activities was $287,854, and included expenditures for capital equipment for manufacturing operations, facility upgrades, and general office equipment. In order to finance these activities, Optelecom used existing cash flows, borrowing in short term notes and long term borrowings for equipment. No other material changes in cash flow are expected. The Company has the ability, provided there are sufficient eligible receivables, to borrow up to $1,000,000 under its line of credit as of December 31, 1995. The Company also has the ability to borrow funds for specific capital asset purchases to a maximum of $150,000 from a local bank. Loans for these assets are collateralized by the specific equipment asset and payable over no more than 5 years. During 1995, the Company borrowed $120,000 to purchase capital equipment for the manufacturing operation. At the end of 1995, the outstanding balance on this loan was $81,245.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996 and requires measurement of awards made beginning in 1995.

The  new  standard   permits   companies  to  continue  to  account  for  equity
transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements beginning 1996. Adoption of the new standard will not impact reported net income or cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard will be effective for the Company beginning in 1996 and is not expected to have a significant impact on the Company's financial statement.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
   Stockholders of Optelecom Inc.:

We have audited the accompanying balance sheet of Optelecom, Inc., as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule as of and for the year ended December 31, 1995 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well, as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Optelecom, Inc., at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule as of and for the year ended December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP

Washington, D.C.
March 1, 1996

OPTELECOM, INC.
BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------
ASSETS                                                 1995             1994

CURRENT ASSETS:
    Cash and cash equivalents                        $   62,436      $  316,183
    Contract receivables                              1,411,209       1,715,689
    Inventories                                       1,080,341         776,996
    Prepaid expenses and other receivables              108,960          68,629
    Income tax refund receivable                        215,693              --
                                                      -----------    -----------
                     Total current assets             2,878,639       2,877,497
PROPERTY AND EQUIPMENT - At cost less accumulated
    depreciation and amortization                       795,365         721,801

DEFERRED TAX ASSET                                           --          18,000
                                                      --------------  ----------

TOTAL ASSETS                                         $3,674,004      $3,617,298
                                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Demand note payable to bank                      $   60,000      $       --
    Accounts payable                                    800,409         375,505
    Accrued payroll                                      95,956         100,684
    Accrued annual leave                                 89,210         106,604
    Accrued income taxes                                     --          45,000
    Other current liabilities                           152,962         391,951
    Current portion of notes payable                     34,819              --
                                                      ------------   -----------
                     Total current liabilities        1,233,356       1,019,744

LONG-TERM LIABILITIES:
     Note Payable                                        46,426              --
     Other long-term liabilities                        205,445         213,251
                                                      -----------     ----------
                     Total long-term liabilities        251,871         213,251
                                                      -----------     ----------

COMMITMENTS AND CONTINGENCIES
                     Total liabilities                1,485,227       1,232,995
                                                      -----------     ---------

STOCKHOLDERS' EQUITY:
    Common stock, $.03 par - shares
        authorized, 5,000,000; issued and
        outstanding 1,171,042 and 1,166,672              35,131          35,000
                                                        (11,161)        (11,161)
                                                      1,898,239       1,885,512
    Discount on common stock                            266,568         474,952
    Additional paid-in capital                        -----------     ---------
    Retained earnings                                 2,188,777       2,384,303
                                                      ----------      ---------
                     Total stockholders' equity      $3,674,004      $3,617,298
                                                      ==========      ==========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY


See notes to financial statements.


OPTELECOM, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
----------------------------------------------------------------------------------------------------------------------------------

                                                                             1995                 1994                  1993
REVENUE:
    Product sales                                                         $6,034,852            $6,481,527           $6,669,059
    Engineering services                                                     395,284               554,542              414,170
                                                                          -----------           -----------          -----------

                 Total revenue                                             6,430,136             7,036,069            7,083,229
                                                                           ----------            ----------           ----------

COSTS AND EXPENSES:
    Direct labor                                                             211,419               299,470              326,599
    Other direct costs                                                     2,582,075             2,414,880            2,819,660
    Overhead                                                               1,538,015             1,608,522            1,559,071
    General and administrative                                             2,526,054             2,300,507            2,140,031
                                                                           ----------             ---------            ---------

                 Total costs and expenses                                  6,857,563             6,623,379            6,845,361
                                                                           ----------             ---------            ---------

(Loss) income from operations                                              ( 427,427)              412,690              237,868

OTHER INCOME (EXPENSE):
    Gain from claims settlement                                                   --               209,012                    --
    Loss on sale of investment                                                    --               (20,000)                   --
    Interest                                                                  (3,763)              (22,643)             (22,335)
    Other                                                                    (10,950)               (8,712)             (13,900)
                                                                         ------------           -----------          -----------

                 Total other (expense) income                                (14,713)              157,657              (36,235)
                                                                         ------------             ---------          -----------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION
    FOR INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                               (442,140)              570,347              201,633

(BENEFIT) PROVISION FOR INCOME TAXES                                        (233,756)              188,000              136,000
                                                                         ------------           -----------          -----------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE                                      (208,384)              382,347               65,633
CUMULATIVE EFFECT ON PRIOR PERIODS OF
     CHANGE IN ACCOUNTING FOR INCOME
     TAXES                                                                        --                    --               30,000
                                                                        -------------           ------------        -----------

NET (LOSS) INCOME                                                         $ (208,384)           $  382,347           $   95,633
                                                                          ===========            =========            =========
(LOSS) EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
    (Loss) earnings before accounting change                              $    (0.18)           $     0.33           $     0.06
    Accounting change                                                             --                    --                 0.02
                                                                        -------------           ----------          -----------
(LOSS) EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE                                               $    (0.18)           $     0.33           $     0.08
                                                                         ============            ==========           ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                                     1,171,048             1,162,660            1,141,725
                                                                           ==========             =========           =========
See notes to financial statements.



OPTELECOM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
----------------------------------------------------------------------------------------------------------------------------------
                                                               Additional Capital
                                                 -------------------------------------------------

                                     Number                                                                            Total
                                       of           Common         Discount on        Paid-in          Retained     Stockholders'
                                     Shares          Stock         Common Stock       Capital          Earnings        Equity
BALANCE, JANUARY 1, 1993           1,111,455        $33,344          $11,161         $1,752,678       $  (3,028)     $1,771,833

 Common stock issued                  47,574          1,427               --            112,928              --         114,355
 Net income                               --             --               --                 --          95,633          95,633
                                  -------------     ---------        ----------     ------------      ---------       -----------

BALANCE, DECEMBER 31, 1993         1,159,029         34,771           11,161          1,865,606          92,605       1,981,821

 Common stock issued                   7,643            229               --             19,906              --          20,135
 Net income                               --             --               --                 --         382,347         382,347
                                  ------------       --------      ----------     --------------       ---------      -----------

BALANCE, DECEMBER 31, 1994         1,166,672         35,000           11,161          1,885,512         474,952       2,384,303

 Common stock issued                   4,370            131               --             12,727              --          12,858
 Net loss                                 --             --               --                 --        (208,384)       (208,384)
                                  ------------      --------         --------    --------------       ----------     -----------

BALANCE, DECEMBER 31, 1995         1,171,042        $35,131          $11,161         $1,898,239        $266,568      $2,188,777
                                   =========        ========         =======   ==========              ========       ==========

See notes to financial statements.


OPTELECOM, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-----------------------------------------------------------------------------------------------------------
                                                                    1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                           $(208,384)     $ 382,347      $  95,633
    Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
        Depreciation and amortization                             212,470        201,187        194,887
        Gain or loss on sale of assets                              1,821             --             --
        Deferred tax provision                                     18,000         12,000             --
        Deferred rent                                              (7,806)        39,817         92,353
        Common stock issued for services                            9,497          8,113         36,943
        Cumulative effect of accounting change                         --             --        (30,000)
        Provision for inventory obsolescence                      105,722         83,803        116,498
        Reserve for HydraLite, Inc.                                    --        (71,000)        71,000
        Loss on sale of HydraLite, Inc.                                --         20,000             --
    (Increase) decrease in assets:
        Contract receivables                                      304,480        (99,777)       (43,326)
        Income tax refund receivable                             (215,693)            --             --
        Inventories                                              (409,066)      (129,630)      (292,862)
        Prepaid expenses and other receivables                    (40,331)       (16,888)       (11,178)
        Other assets                                                   --             --             --
    Increase (decrease) in liabilities:
        Accounts payable                                          424,904        134,591       (262,675)
        Accrued payroll                                            (4,728)         8,569         17,857
        Accrued annual leave                                      (17,394)        (1,449)        12,410
        Accrued income taxes                                      (45,000)         5,038         25,962
        Other current liabilities                                (238,989)       298,218        (39,888)
                                                                 ---------       --------      ----------
          Net cash (used in) provided by operating activities    (110,497)       874,939        (16,386)
                                                                 ---------       --------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                     (287,854)      (207,025)      (246,106)
        Investment in and advances to HydraLite, Inc.                  --        (21,000)       (71,000)
        Cash proceeds from sale of investment                          --         30,000             --
                                                                 -----------    --------      ------------
          Net cash used in investing activities                  (287,854)      (198,025)      (317,016)
                                                                 ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings (payments) on note payable to bank              60,000       (385,000)       385,000
        Proceeds from exercise of stock options                     3,359         12,022         77,322
        Repayments of long-term debt                              (23,212)            --       (197,870)
        Borrowings of long-term debt                              104,457             --             --
                                                                 ---------      -----------   ------------
          Net cash provided by (used in) financing activities     144,604       (372,978)       264,452
                                                                 ---------      ---------      ---------
(DECREASE) INCREASE IN CASH                                      (253,747)       303,936        (68,950)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      316,183         12,247         81,197
                                                                 ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $  62,436      $ 316,183      $  12,247
                                                                 =========      ========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
        Cash paid during the year for interest                  $   6,497       $ 22,646      $  22,335
        Cash paid during the year for taxes                     $  59,653       $170,962      $ 112,111

See notes to financial statements.


OPTELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Optelecom, Inc. (the Company) is a Delaware corporation which was organized in 1972. The Company's business consists primarily of the development, manufacture, and sale of fiber optic communications products and laser systems for commercial and military customers.

The Company is organized into three operating divisions: the Research and Development Division, which consists of providing development and engineeirng services to the US Government and its prime contractors; the Communications Products Division (CPD), which sells optical fiber based data communication equipment to the commercial marketplace; and the GLINT Division, which is exclusively focused on business derived from manufacturing and support of the semiconductor laser illuminator system for the GLINT night vision system used on the U.S. Air Force C-130 Gunship. The majority of the Company's revenues are generated from the CPD division. The principal markets for the Company's products and services are located in California and several Southeastern and Southwestern regions of the United States. Additionally, the Company generates a portion of its revenues from several countries in Europe.

Basis of Presentation - Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of percentage-of-completion on long-term contracts, inventory obsolescence, and valuation allowances for contract receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near-term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of December 31, 1995, the estimates used in the financial statements are adequate based on the information currently available.

Revenue Recognition - Revenues from cost-plus-fixed-fee contracts are recognized to the extent of costs incurred during the period plus a proportionate amount of the fee earned. Revenues from fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts and sales orders are recognized at the time completed units are delivered.

Contract costs include all direct labor and material costs, all indirect costs related to contract performance, such as indirect labor, rent, depreciation and supplies, and selling, general and administrative costs, such as officers' salaries and professional fees. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Inventories - Production materials are valued at the lower of cost or market applied on a weighted average cost basis. Work-in-process represents direct labor, materials, and overhead incurred on products not delivered to date. Finished goods inventories are valued at the lower of cost or market, cost being determined using standards that approximate actual cost on a specific identification basis.

Property, Equipment, and Depreciation - Property and equipment are stated at cost and include additions and major replacements and betterments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the assets, whichever is shorter.

Research and Development Costs - Research and development costs are expensed as incurred. The Company incurred research and development costs of $538,977, $479,888, and $472,305 for the years ended December 31, 1995, 1994, and 1993, respectively.

Earnings Per Share - The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain stock options. The primary weighted average number of common and equivalent shares outstanding was 1,177,048, 1,162,660, and 1,150,262 for 1995, 1994, and
1993, respectively. Primary and fully diluted earnings per share were the same in 1995, 1994, and 1993.

Income Taxes - The Company files the Federal and Maryland state income tax returns. Certain income and expense items are recognized in different periods for income tax purposes than for financial reporting purposes.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax basis. The recognition of net deferred assets is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized (see Note 9). The cumulative effect of adopting SFAS 109 as of January 1, 1993, was $30,000.

Forward Exchange Contracts - The Company enters into forward exchange contracts to hedge certain firm purchase commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activity is to protect the Company from the risk that the eventual cash flows resulting from the purchases from foreign suppliers will be adversely affected by changes in exchange rates. Gains and losses resulting from the forward exchange contracts are deferred and accounted for as part of the underlying transactions. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. The Company does not expect any losses as a result of counterparty defaults.

Cash and Cash Equivalents - For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as cash and investments with original maturities of three months or less.

2.      CONTRACT RECEIVABLES

        Contract receivables at December 31, 1995 and 1994, consisted of the following:


                                                     1995            1994
Billed                                             $1,378,424      $1,574,656
Unbilled-net of cumulative progress billings of
    $210,820 for 1995 and $1,297,753 for 1994          32,785         141,033
                                                   -----------     -----------
                                                    1,411,209       1,715,689
                                                   ==========      ===========
Billed contract receivables are due from the following:

US Government Agencies                             $   49,888      $   52,325
Prime contractors on U.S.
    Government contracts and
    commercial customers, net                       1,361,321       1,522,331
                                                   -----------     -----------
Total                                              $1,411,209      $1,574,656
                                                   ==========      ==========



      Unbilled receivables include estimated (loss) earnings of $(804) and $290,445 in 1995 and 1994, respectively.

      Approximately 26% of the Company's revenues in 1995, 26% in 1994, and 42% in 1993 were derived from contracts with agencies of the United States Government and their prime contractors. The Company performs the services and ships equipment according to the specific contract terms. Contracts with the United States Department of Defense allow the Defense Contract Audit Agency (DCAA) to audit the contract costs and the Company's compliance with the Federal Acquisition Regulations. The DCAA has audited the costs under contracts for years through 1993. The Company believes that the ultimate outcome of future DCAA audits for subsequent years will not have a material effect on the financial statements. Generally, the contract terms for both government and commercial customers require payment of invoices in 30 days.

      On January 25, 1995, the Company was notified that a contract with a prime contractor in the amount of $1,020,232 was terminated for convenience. As a result of the termination, the Company recorded an allowance for uncollectible costs of $34,711 in 1994. During 1995 the Company collected all amounts due under this contract, and accordingly reversed the allowance for uncollectible costs.

      Included in the billed receivables at December 31, 1995, is a retainage receivable of approximately $178,000, which is expected to be received upon completion of the project in 1997.

3.    INVENTORIES

      Inventories at December 31, 1995 and 1994, consist of the following:

                                         1995                1994
      Production materials            $  549,277           $555,981
      Work in process                    153,203            155,676
      Finished goods                     377,861             65,339
                                     -----------          ---------
                                      $1,080,341           $776,996
                                      ==========           ========


4.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1995 and 1994, consist of the following:


                                                1995             1994
      Laboratory equipment                  $ 1,034,058       $  867,138
      Office equipment                          576,675          512,474
      Furniture and fixtures                     26,366           26,366
      Leasehold improvements                    367,876          317,155
                                             -----------      -----------
                                              2,004,975        1,723,133

      Less accumulated depreciation and
        amortization                         (1,209,610)      (1,001,332)
                                             ------------      -----------
      Net property and equipment            $   795,365       $  721,801
                                             ==========        ==========



5.    DEMAND NOTE PAYABLE TO BANK

      The Company has a credit agreement with a bank, whereby it may borrow up to $1,000,000 with interest at the bank's prime rate plus 3/4% (9.25% at December 31, 1995). The total amount of borrowings that may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of December 31, 1995, was $1,000,000, less $60,000, which was outstanding.

      The weighted average interest rate for short-term borrowings for the years ended December 31, 1995, 1994, and 1993, are as follows:

                                             1995        1994        1993
      Weighted average interest rate         9.75%       7.67%       7.00%


      The Company computed the weighted average interest rate by dividing the sum of the weighted average interest rates on all borrowings outstanding during the period by the total number of days the borrowings were outstanding.

6.    NOTES PAYABLE

      During 1995, Optelecom entered into a promissory note agreement to finance the purchase of equipment. The equipment serves as collateral on the promissory note. The principal amount of the note was $104,458, and the amount outstanding at December 31, 1995, was $81,245. The promissory note is payable at $2,902 a month until April 1998. Principal amounts due under the note in 1996, 1997 and 1998 are $34,824, $34,824 and $11,547,
      respectively. Interest is payable at prime plus 3/4%. The weighted average interest rate during 1995 was 9.59%. The fair value of this note payable is approximately equal to its carrying value.

7.    FINANCIAL INSTRUMENTS

      In October 1995, the Company entered into a foreign exchange forward contract to purchase approximately 372,000 Netherlands guilders for approximately $237,000. The foreign exchange contract was exercisable between January 1, 1996, through February 2, 1996. The fair value of the foreign exchange forward contract at December 31, 1995, was estimated by obtaining quotes for futures contracts with similar terms. As of December 31, 1995, the fair value of foreign exchange forward contracts approximated its carrying value.

8.    STOCK OPTIONS

      In March 1991, the Board of Directors adopted the 1991 Stock Option Plan (the "1991 Plan") under which options to purchase up to 133,333 shares of common stock may be granted to officers (including officers who are directors) other key employees of, and consultants to, the Company. The 1991 Plan superseded and replaced the Incentive Stock Option Plan and the Non-Qualified Stock Option Plan that the Company had in operation prior to the adoption of the 1991 Plan. Options outstanding in prior years for the previous plans are included in the 1991 Plan information as presented below.

      The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Options are exercisable in whole or in part any time after one year from the date of grant. Options expire three years after the date of grant and, in most cases, upon termination of employment. The 1991 Plan will terminate on May 31, 2001, unless terminated sooner by the Board.

      The following table relates to options outstanding, granted, exercised, and canceled, during 1995, 1994, and 1993 under the 1991 Plan:

                                        Number         Option Price
      Options                          of Shares         Per Share
      Exercisable at:
          December 31, 1993             36,800                   $6.50
          December 31, 1994             40,750          $2.88 to $6.50
          December 31, 1995             34,500          $2.88 to $6.50
      Granted:
          During 1993                   38,050                   $6.50
          During 1994                   38,750          $2.88 to $3.38
          During 1995                    7,500          $3.00 to $3.63
      Exercised:
          During 1993                   23,410          $ .94 to $2.63
          During 1994                       --                --
          During 1995                       --                --
      Canceled:
          During 1993                    1,583          $2.13 to $6.50
          During 1994                   34,800                   $6.50
          During 1995                    6,250          $3.13 to $6.50


      On December 19, 1988, the Board of Directors approved the Directors Stock Option Plan (1988 Directors Plan) under which each non-employee director who attends a meeting of the Board of Directors is, at his election, granted an option to purchase 333 shares of common stock in lieu of receiving a certain dollar value of common stock. The options have an exercise price equivalent to the market value of the stock on the date of such Board meeting. The options are exercisable upon grant and expire three years thereafter. This plan was terminated as of December 31, 1992, and accordingly, no more options will be granted under this plan.

      The following table relates to options outstanding, granted, exercised, and canceled during 1995, 1994, and 1993 under the terminated 1988 Directors Plan:

                                       Number             Option Price
                     Options          of Shares            Per Share
      Exercisable at:
          December 31, 1993             9,657            $1.03 to $3.88
          December 31, 1994             2,997            $1.59 to $3.88
          December 31, 1995                --                  --
      Granted:
          During 1993                      --                  --
          During 1994                      --                  --
          During 1995                      --                  --
      Exercised:
          During 1993                   3,996            $1.03 to $2.25
          During 1994                   4,329            $1.03 to $3.00
          During 1995                   1,332            $1.59 to $3.00
      Canceled:
          During 1993                      --                  --
          During 1994                   2,331            $1.88 to $3.00
          During 1995                   1,665            $3.00 to $3.88




      On December 7, 1992, the Board of Directors approved the 1993 Directors' Stock Option Plan (1993 Directors' Plan), which replaces the 1988 Directors' Plan. Under this plan, each non-employee director who attends a meeting of the Board of Directors is, at his election, granted an option to purchase 450 shares of common stock in lieu of receiving a certain dollar value of the stock on the date of such Board meeting. The options are exercisable upon grant and expire three years thereafter.

      The following table relates to options outstanding and granted during 1995, 1994 and 1993 under the 1993 Directors' Plan.

                                       Number             Option Price
                       Options        of Shares              Per Share
      Exercisable at:
          December 31, 1993             4,500             $6.12 to $7.25
          December 31, 1994            17,500             $2.88 to $7.25
          December 31, 1995            27,450             $2.75 to $7.25
      Granted:
          During 1993                  45,000             $6.12 to $7.25
          During 1994                  13,050             $2.88 to $4.63
          During 1995                   9,900             $2.75 to $4.50




      No options were exercised or canceled during 1995, 1994 and 1993.

      In  June  1990,  the  Board  of  Directors  adopted  a stock  option  plan
      (Chairman's) under which the Chairman of the Board is the sole participant. On each January 1, the Participant is granted an option to purchase 1,666 shares of common stock at a price equivalent to the fair market value at that date. Each option granted under this plan will expire three years after the date of grant. On the date of adoption, 3,332 options were granted to the participant under the plan. The total amount of shares available under this plan is 13,328. The plan terminates when the participant ceases to be employed by the Company or December 31, 1996, whichever is earlier.

      The following table relates to options outstanding, granted, and exercised during 1995, 1994 and 1993 under the Chairman's Plan.


                                      Number             Option Price
      Options                        of Shares             Per Share
      Exercisable at:
          December 31, 1993            3,332              $1.69 to $5.00
          December 31, 1994            3,332              $4.88 to $5.00
          December 31, 1995            4,998              $3.13 to $5.00
      Granted:
          During 1993                  1,666                       $5.00
          During 1994                  1,666                       $4.88
          During 1995                  1,666                       $3.13
      Exercised:
          During 1993                  4,999              $1.13 to $2.06
          During 1994                  1,666                       $1.69
          During 1995                     --                    --



      No options were canceled in 1995, 1994, and 1993.

      In January, 1991, the Board of Directors approved a special arrangement for the granting of a total of 30,000 stock options to the Company's
      president (President's  Plan).  Under  the  arrangement,   the  president
      receives 10,000 options on January 1 of each year at a predetermined price. The options expire four years from the date of grant.

      The following table relates to options outstanding, granted and exercised during 1995, 1994, and 1993 under the President's Plan.


                                     Number             Option Price
      Options                       of Shares            Per Share
      Exercisable at:
          December 31, 1993          20,000             $3.00 to $4.50
          December 31, 1994          20,000             $3.00 to $4.50
          December 31, 1995          20,000             $3.00 to $4.50
      Granted:
          During 1993                10,000                      $4.50
          During 1994                    --                   --
          During 1995                    --                   --
      Exercised:
          During 1993                10,000                      $1.50
          During 1994                    --                   --
          During 1995                    --                   --



      No options were cancelled during 1995, 1994 and 1993.

9.    INCOME TAXES

      The components of the (benefit) provision for income taxes for the years ended December 31, 1995, 1994, and 1993, are summarized as follows:


                              1995             1994             1993
      Current              $(251,756)        $176,000         $136,000
      Deferred                18,000           12,000               --
                           ---------         --------         --------
                           $(233,756)        $188,000         $136,000
                           ==========        ========         ========


      The Company's 1995 tax provision includes the benefit of the carryback of the current year loss to the prior year. Accordingly, an income tax refund receivable of $215,693 has been recorded as of December 31, 1995.

      The difference between the Federal income tax expense (benefit) and the amount computed applying the statutory Federal income tax rate for the years ended December 31, 1995, 1994, and 1993, are summarized as follows:


                                                  1995         1994      1993
      Federal income tax at statutory rates       (34%)         34%       34%

      Increase (reduction) of taxes:
         State taxes, net of federal benefit       (7)           5        10
         Utilization of tax credits                 --          (6)      (30)
         Valuation allowance related to net
               deferred tax assets                 (8)          --        51
         Other                                     (4)          --         2
                                                 -------       ----      ---

      Effective income tax rate                   (53%)         33%       67%
                                                  =====         ===       ===


      Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31, 1995 and 1994 are as follows:


                                                     1995          1994
      Deferred tax liabilities:
          Retainage receivable on long-term
              contracts                            $(67,275)   $        --
                                                   ---------     ----------

      Gross deferred tax liabilities                (67,275)            --
                                                   ---------     ----------

      Deferred tax assets:
          Excess book depreciation                    5,389          8,934
          Capitalized overhead and inventory
              obsolescence reserve                   58,874         52,970
          Accrued vacation                           27,386         34,189
          Deferral of rent expense                   77,309         87,433
          General business tax credits and capital
              losses                                 48,317         17,890
                                                   ---------      --------

      Gross deferred tax assets                     217,275        201,416
                                                   --------        -------

      Less:  Valuation allowance                    150,000        183,416
                                                   --------        -------

      Net deferred tax assets                      $     --    $    18,000
                                                   ==========      =======


      A valuation allowance is provided to reduce the deferred tax assets to a level that more likely than not, under the rules in SFAS 109, will be realized. General business tax credits and capital losses expire in varying amounts through December 31, 2010.

10.   EMPLOYEE BENEFIT PLANS

      The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of six years from date of entry into the plan. Under the plan, the Company's contribution is determined annually by the Board of Directors and is funded as accrued. The accrual for 1995, 1994, and 1993 was $-0-, $115,354, and $39,466, respectively.

      The Company has established a combined tax-qualified cash and deferred profit sharing plan under Section 401(k) of the Internal Revenue Code for all of the Company's full-time employees. The Company instituted a plan in 1993 that matched employee contributions to the plan to a maximum of 2.5%. Total contributions were $60,163 and $52,139 in 1995 and 1994, respectively.

11.   COMMITMENTS AND CONTINGENCIES

      Operating Lease - During 1992, the Company moved its corporate office and manufacturing facilities and entered into a new 10-year noncancelable operating lease expiring August 31, 2002. As an inducement to enter the new lease, the Company received certain incentives such as rent abatement and assumption of existing lease obligations. Additionally, the new lease provides for scheduled rent increases in the future. These lease incentives will be amortized over the new lease period. Rent expense is being recognized on a straight-line basis. In addition to the basic rentals, the lease agreement provides for increases based on payment by the Company of its share of real estate and insurance taxes.

      As of December 31, 1995, future net minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:


           Year Ended December 31,
                           1996                        $  195,126
                           1997                           200,980
                           1998                           207,009
                           1999                           213,220
                           2000                           219,616
                           Later years                    379,994
                                                       -----------
                                                       $1,415,945


      Rental  expense was $216,566,  $211,867,  and $208,469 in 1995,  1994, and
      1993, respectively.

      Employment Agreement - The Company has an employment agreement with an officer. In the event of his death while employed, the officer's salary is to be paid for one year. Additionally, he earns a bonus of 1,666 shares of common stock for each twelve-month period of the term of employment (which began January 1, 1984), but no such stock shall be issued directly to him until January 2, 1999. A total of 11,663 shares has been issued in trust through December 31, 1995. An additional 1,666 shares were issued in trust subsequent to December 31, 1995. All of the shares earned through December 31, 1995, are to be transferred to the officer in the future. The Company recorded expense of $4,948, $4,998, and $8,130 in 1995, 1994, and 1993,
      respectively in connection with this agreement.

      Employee Cash/Stock Bonus Plan - In 1980, the Company adopted an employee cash/stock bonus plan for which 8,333 shares of the Company's common stock have been set aside to be issued to employees at the discretion of management. Through 1989, 1,533 shares had been issued. No shares were issued in 1995, 1994, and 1993.

12.   INVESTMENT IN HYDRALITE, INC.

      In May, 1993, the Company agreed to make a 14% equity investment in HydraLite, Inc., a start-up telecommunications company under a stock purchase agreement. As of December 31, 1993, the Company had paid a total of $50,000 for the stock and provided an additional $75,345 in administrative, research and development and marketing support to HydraLite of which $21,000 was recorded as a receivable. The Company had a commitment at December 31, 1993, to pay an additional $21,000 for administrative assistance until HydraLite's first-round equity financing was completed. Due to delays in the completion of HydraLite's financing, management recorded a valuation reserve for the entire receivable and investment at December 31, 1993.

      In April 1994, HydraLite received its first-round equity financing and the Company reversed the reserve for the investment and receivable. The Company also recorded a $42,000 receivable for repayment of the amounts advanced to HydraLite for administrative support. In December 1994, the Company sold its stock to the individual investors of HydraLite for $30,000 and recorded a loss on the sale of $20,000. In addition, the Company and HydraLite settled various claims against each other and, as a result, the Company recognized a gain of $209,012.

13.   SEGMENT INFORMATION

      Segment information by major business segment is presented below:


                                                                     YEAR ENDED DECEMBER 31, 1995
                                                                      RESEARCH AND COMMUNICATION
                                         ---------------------------------------------------------------------------
                                          Research and         Communications
                                           Development            Products             GLINT
                                            Division              Division             Division           Totals
Revenues                                  $ 395,284              $5,319,556            $715,296        $6,430,136
Operating income (loss)                    (263,930)               (470,866)            307,369          (427,427)

Identifiable assets                         101,103              $3,117,177            $ 68,635        $3,286,915
Corporate assets                                 --                      --                  --           387,089
                                           --------               ---------             -------         ---------

Total assets                              $ 101,103              $3,117,177            $ 68,635        $3,674,004
                                           ========               =========             =======         =========

Gross additions to property and
equipment:
     Identifiable                         $      --              $  289,704            $     --        $  289,704
     Corporate                                   --                      --                  --                --
                                           --------               ---------             -------         ---------
             Total                        $      --              $  289,704            $     --        $  289,704
                                           ========               =========             =======         =========

Depreciation and amortization:
    Identifiable                          $      --              $  212,470            $     --        $  212,470
    Corporate                                    --                      --                  --                --
                                           --------               ---------             -------         ---------
             Total                        $      --              $  212,470            $     --        $  212,470
                                           ========               =========            ========         =========

                                       35

                                     YEAR ENDED DECEMBER 31, 1994
                                  ---------------------------------------------------------------------
                                     Research and       Communication
                                     Development         Products         GLINT
                                      Division           Division       Division            Total
Revenue                             $ 554,542         $5,562,130        $919,397         $7,036,069
Operating income (loss)              (175,589)           174,084         414,195            412,690

Identifiable assets                   488,915          2,538,970         189,501          3,217,386
Corporate assets                           --                 --              --            399,912
                                    ---------         ----------        --------         ----------

Total assets                        $ 488,915         $2,538,970        $189,501         $3,617,298
                                     ========         ==========        ========          =========

Gross additions to property
  and equipment:
     Identifiable                   $  82,810         $  124,215        $     --         $  207,025
     Corporate                             --                 --              --                 --
                                    ---------         ----------        --------         ----------
             Total                  $  82,810         $  124,215        $     --         $  207,025
                                    =========         ==========        ========         ==========
Depreciation and amortization:
    Identifiable                    $  80,475         $  120,712        $     --         $  201,187
    Corporate                              --                 --              --                 --
                                    ---------         ----------        --------         ----------
             Total                  $  80,475         $  120,712        $     --         $  201,187
                                    =========         ==========        ========         ==========



                                        YEAR ENDED DECEMBER 31, 1993
                                 -----------------------------------------------------------------
                                  Research and   Communication
                                  Development     Products           GLINT
                                  Division        Division          Division             Total
Revenues                          $ 414,170       $4,729,781       $1,939,278         $7,083,229
Operating income (loss)            (418,960)         (81,530)         738,358            237,868

Identifiable assets                 399,036        2,354,054          267,954          3,021,044
Corporate assets                         --               --               --             93,988
                                   --------        ---------        ---------          ---------

Total assets                      $ 399,036       $2,354,054       $  267,954         $3,115,032
                                   ========        =========        =========          =========

Gross additions to property
   and equipment:
     Identifiable                 $  98,442       $  147,664       $       --         $  246,106
     Corporate                           --               --               --                 --
                                   --------        ---------        ---------          ---------
             Total                $  98,442       $  147,664       $       --         $  246,106
                                   ========        =========        =========          =========
Depreciation and amortization:
    Identifiable                  $  77,954       $  116,933       $       --         $  194,887
    Corporate                            --               --               --                 --
                                   --------        ---------        ---------          ---------
             Total                $  77,954       $  116,933       $       --         $  194,887
                                   ========        =========        =========          =========


      The Company is engaged primarily in the development, manufacture, and sale of optical communications products and laser systems. Revenue represents shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist primarily of cash, prepaid expenses, and long-term assets.

14.   SIGNIFICANT CUSTOMERS AND FOREIGN EXPORTS

      The Company's primary business activity is with the U.S. Government, its prime contractors, and customers providing communications products and services. During 1995, the Company made sales to two commercial customers that accounted for approximately 10% and 9% of revenues, respectively. During 1994, the Company made sales to individual commercial customers which accounted for approximately 12% and 10% of revenues, respectively. During 1993, the Company made sales to individual commercial customers which accounted for 12% and 11% of revenues, respectively. In 1995 and 1994, the Company had export sales to foreign customers totaling approximately $860,000 and $923,000, respectively. In 1993, sales to foreign customers were less than 10% of revenues. At December 31, 1995, contract receivables from three customers represented 13%, 10%, and 9%, respectively, of total contract receivables outstanding.

15.   RECENT ACCOUNTING STANDARDS

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996 and requires measurement of awards made beginning in 1995.

      The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements beginning 1996. Adoption of the new standard will not impact reported net income or cash flows.


                                   * * * * * *


OPTELECOM, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993                                                SCHEDULE II
                                                                                   BALANCE             CHARGED
------------------------------------------------------------------------------------------------------------------
                                          Balance         Charged
                                             at              to                                        Balance
                                          Beginning       Costs and      Other                          at End
DESCRIPTION                               Of Period       Expenses      Changes      Deductions        of Period
Year Ended December 31, 1993

  Reserves and allowances
  deducted from asset accounts:
    Obsolescence reserve for
      inventory                           $47,826         $116,498         --       $(121,855)1/         $42,469
    Reserve for investment                     --          (71,000)        --              --             71,000

Year Ended December 31, 1994

  Reserves and allowances
  deducted from asset accounts:
    Obsolescence reserve for
      inventory                           $42,469         $ 83,803         --       $ (42,870)1/         $83,402
    Allowance for uncollectible
      contract costs                           --           34,711         --              --             34,711
    Reserve for investment                 71,000          (71,000)        --              --                 --

Year Ended December 31, 1995

   Reserves and allowances
   deducted from asset accounts:
    Obsolescence reserve for
      inventory                           $83,402         $105,722         --       $ (92,119)           $97,005
    Allowance for uncollectible
      contract costs                       34,711          (34,711)        --              --                 --


1/Scrap Inventory



OPTELECOM, INC.                                                                     EXHIBIT 11
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-----------------------------------------------------------------------------------------------------------------
                                                            1995               1994              1993
Primary Earnings Per Share:
    (Loss) earnings before accounting change             $ (208,384)       $   382,347        $    65,633
    Accounting change                                            --                 --             30,000
                                                          ---------         ----------         ----------

               Net (loss) earnings                         (208,384)       $   382,347        $    95,633
                                                          =========         ==========         ==========

Weighted average common and common
    equivalent shares                                     1,170,393          1,162,660          1,141,725
Adjustment to options using average year
     price when dilutive                                      6,655                352              8,537
                                                          ---------         ----------         ----------

Primary shares                                            1,177,048          1,163,012          1,150,262
                                                          =========         ==========         ==========
(Loss) earnings per share:
    Earnings before accounting change                    $    (0.18)       $      0.33        $      0.06
    Accounting change                                            --                 --               0.02
                                                          ---------         ----------         ----------

                                                         $    (0.18)       $      0.33        $      0.08
                                                          =========         ==========         ==========
Fully Diluted Earnings Per Share:
    (Loss) earnings before accounting change             $ (208,384)       $   382,347        $    65,633
    Accounting change                                            --                 --             30,000
                                                          ---------         ----------         ----------

               Net earnings                              $ (208,384)       $   382,347        $    95,633
                                                          =========         ==========         ==========

Weighted average common and common
    equivalent shares                                     1,170,393          1,162,660          1,141,725
Adjustment to options using year
    end price when dilative                                   8,214                352              9,521
                                                          ---------         ----------         ----------

Fully diluted shares                                      1,178,607          1,163,012          1,151,246
                                                          =========         ==========         ==========
Earnings per share:
    (Loss) earnings before accounting change             $    (0.18)       $      0.33        $      0.06
    Accounting change                                            --                 --               0.02
                                                          ---------         ----------         ----------

                                                         $    (0.18)       $      0.33        $      0.08
                                                          =========         ==========         ==========


CONSENT OF INDEPENDENT AUDITORS


Optelecom, Inc.
Gaithersburg, Maryland

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 for the Optelecom, Inc. 1991 Stock Option Plan, the 1993 Directors Stock Option Plan, the Stock Option Plan for William H. Culver and the 1996 Directors Stock Option Plan, respectively, of our report dated March 1, 1996, relating to the financial statements and schedule of Optelecom, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Deloitte & Touche LLP



Washington, D.C.
March 28, 1996

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The submitted Form 8-K which was submitted on May 2, 1995 is as follows:

            Item 4 Changes in Registrant's Certifying Accountant.

            Item 304 Changes and Disagreements with Accountants on Accounting and Financial Disclosure

            (a)(1)(i) The Registrant's informed BDO Seidman, by letter dated on April 24, 1995, that its Board of Directors had approved termination of its engagement as independent auditors, effective immediately.

            (a)(1)(ii) BDO Seidman's report on the financial statements for each year in the two year period ended December 31, 1994, did not contain an adverse, qualified or disclaimer of opinion nor did it contain an explanatory paragraph due to a material uncertainty.

            (a)(1)(iv) (A) Set forth below are certain matters, related to the financial statements for the year ended December 31, 1994, which were disagreements as that term is used in instruction 4 to Item 304 of Regulation S-K. Each of these matters was resolved, to the satisfaction of BDO Seidman, prior to issuance of its report on the financial statements for the year ended December 31, 1994.

                    1.   Expense  rework  cost   improperly   capitalized  as  a
                         component of inventory cost - $16,585.

                    2.   Increase the reserve for obsolete inventory - $15,492.

                    3.   Establish a warranty reserve - $17,500.

                    4. Establish a specific warranty reserve for known product repairs/replacements - $10,000.

                    5.   Establish  a  reserve  for  claims   incurred  but  not
                         reported related to Registrant's self insured medical plan - $20,346.

                    6. Valuation allowance related to deferred tax assets - $183,416.

                        (B) BDO Seidman discussed each of the matters set forth above with the Board of Directors in a special meeting on March 14, 1995.

                        (C)  The   Registrant  has  authorized  BDO  Seidman  to
                             respond fully to the inquiries of the successor accountant concerning the matters set forth above.

            (a)(1)(v) (A) BDO Seidman advised the Registrant, in a memorandum dated March 10, 1995, that is considered the failure to properly estimate and accrue for warranty costs a material weakness as defined under standards established by the American Institute of Certified Public Accountants.

            3. The Registrant has provided BDO Seidman with a copy of this disclosure and has requested that BDO Seidman furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether BDO Seidman agrees with the statement set forth above.


                                                       PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            1.    Directors of the Company

                  See the Company's Proxy  Statement,  incorporated by Reference as Part III of this Form 10-K, under the heading "Proposal 1 and Miscellaneous."

            2.    Executive Officers of the Company

                  See the Company's Proxy  Statement,  incorporated by Reference as Part III of this Form 10-K, under the heading "Proposal 1 and Miscellaneous."

Item 11.    EXECUTIVE COMPENSATION

            See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K, under the heading "Summary Compensation Table."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K, under the heading "Proposal 1."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED PARTIES

            See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K, under the heading "Miscellaneous."

                                                        PART IV
Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               1. Financial Statements and Financial Statement Schedules

                  Report of Independent Certified Public Accountants

                  Statements

                  Balance Sheets as of December 31, 1995 and 1994

                  Statements of Income for the Years Ended December 31, 1995, 1994, and 1993

                  Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994, and 1993

                  Statements of Cash Flows for the Years Ended December 31, 1995, 1994, and 1993

                  Summary of Accounting Policies

                  Notes to Financial Statements

               2. Financial Statement Schedules

                  Schedule II Valuation and Qualifying Accounts, Years Ended December 31, 1995 and 1994

            Other schedules are omitted because they are not applicable or information is shown elsewhere in the financial statements or notes thereto.

               3. Exhibits

                  Item 3(i)(1) Restated Certificate of Articles of Incorporation of Optelecom, Inc. as in effect March 14, 1994.

                  Item 3(i)(2) Certificate of Amendment of Articles of Incorporation

                  Item 11 - Statement Regarding Computations of Per Share
                  Earnings

                  Item 24 - Consent of Independent CPA

               4. Reports on Form 8-K

                  No 8-Ks were filed during this period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OPTELECOM, INC.


Date:                                       By
                                            William H. Culver, Chairman
                                            and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            OPTELECOM, INC.


Date:                                       By
                                            William H. Culver, Chairman
                                            and Treasurer


Date:                                       By
                                            Edmund D. Ludwig, Director and
                                            President


Date:                                       By
                                            John A. Jamieson, Director


Date:                                       By
                                            Joseph H. Sharlitt, Director and
                                            Secretary


Date:                                       By
                                            Gordon A. Smith, Director