Form 10-K/A
period 1995-12-31
OPTELECOM INC
filed 1996-04-09
CIK 275858

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Optelecom, Inc.

We have audited the accompanying balance sheets of Optelecom, Inc. as of December 31, 1994 and 1993 and the related statements of income, stockholders' equity and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index as of and for the years ended December 31, 1994 and 1993. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom, Inc. at December 31, 1994 and 1993, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the financial statements, the Company changed its method of accounting for income taxes in 1993.

BDO Seidman, LLP

Washington, DC
March 10, 1995