Form 10-Q
period 1996-03-31
OPTELECOM INC
filed 1996-05-15
CIK 275858

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996                     Commission File No. 0-8828



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

                                       Yes   X     No __

         Common Stock Outstanding
         as of March 31, 1996                        1,171,042
                                                     ---------

                                 OPTELECOM, INC.

                                    FORM 10-Q

                                    CONTENTS

PART I.     FINANCIAL INFORMATION

            ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                     Condensed Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995

                     Condensed Statements of Operations for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

                     Statements of Cash Flows for the Three months Ended March 31, 1996 and 1995 (Unaudited)

                     Notes to Condensed Financial Statements

            ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.    OTHER INFORMATION

                                 OPTELECOM, INC.
                            Condensed Balance Sheets
                   as of March 31, 1996 and December 31, 1995



                               ASSETS                             1996                      1995
                                                              (Unaudited)                (Audited)
Current Assets:
         Cash                                                   $  180,124                $   62,436
         Accounts Receivable                                     1,495,790                 1,411,209
         Inventory                                               1,016,466                 1,080,341
         Prepaid Expenses                                           80,787                   108,960
         Income Tax Refund Receivable                              215,693                   215,693
                                                                ----------               -----------
         Total Current Assets                                    2,988,860                 2,878,639
Plant and Equipment, at Cost                                       779,395                   795,365
                                                               -----------               -----------
TOTAL ASSETS                                                    $3,768,255                $3,674,004
                                                                ==========                ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

         Demand Note Payable to Bank                               400,000                   $60,000
         Accounts Payable                                          587,491                   800,409
         Accrued Payroll                                            53,235                    95,956
         Accrued Annual Leave                                      103,884                    89,210
         Other Current Liabilities                                 192,038                   152,962
         Current Portion of Notes Payable                           26,116                    34,819
                                                               -----------               -----------
         Total Current Liabilities                               1,362,764                 1,233,356
                                                                ----------                ----------


Other Long Term Liabilities

         Note Payable                                               46,426                    46,426
         Other Long-term Liabilities                               202,554                   205,445
                                                               -----------                ----------
         Total Long-term Liabilities                               248,980                   251,871
                                                               -----------                ----------

TOTAL LIABILITIES                                               $1,611,744                $1,485,227
                                                                ----------                ----------

Stockholders' Equity

         Common Stock - Par Value $.03 Per Share,
         Authorized 5,000,000 Shares, Issued and

         Outstanding 1,171,042 and 1,166,672                        35,131                    35,131
         Discount on Common Stock                                 (11,161)                  (11,161)
         Additional Paid-In Capital                              1,898,239                 1,898,239
         Retained Earnings                                         234,302                   266,568
                                                               -----------               -----------



                                                                 2,156,511                 2,188,777
                                                                ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $3,768,255                $3,674,004
                                                                ==========                ==========




         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                 Consolidated Condensed Statements of Operations
               for the Three Months Ended March 31, 1996 and 1995
                                   (UNAUDITED)

                                                                               Three Months               Three Months
                                                                                   Ended                      Ended
                                                                               March 31, 1996             March 31, 1995
                                                                               --------------             --------------
Revenue                                                                          $1,744,421                 $1,786,712
Direct Costs, Overhead and G&A                                                    1,753,321                  1,946,711
                                                                                 ----------                -----------

Operating Income (Loss)                                                             (8,900)                  (159,999)
Other (Income) Expenses                                                            (23,368)                    (6,101)
                                                                               ------------              -------------

Income (Loss) Before Income Taxes                                                  (32,268)                  (166,100)

Benefit for Income Taxes                                                                ---                    137,592
                                                                              -------------                -----------

Net Income (Loss)                                                                  (32,268)                   (28,508)
                                                                               ============              =============

Net Earnings (Loss) Per Share                                                   $    (.03)                   $   (.02)


Weighted Average Number of Common Shares Used in                                  1,177,066                  1,159,333
computing Net Earnings (Loss) Per Share






           The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                            Statements of Cash Flows
                   as of March 31, 1996 and December 31, 1995
                                   (UNAUDITED)

                                                                                       Three Months Ended March 31
                                                                                     1996                      1995
Operating Activities

         Net (Loss) Income                                                         $(32,269)                $ (28,508)

         Reconciliation of Net Loss to Net Cash (Used In)
            Provided by Operating Activities:

                  Depreciation and Amortization                                       56,924                    47,291
                  Deferred Rent                                                      (2,889)                   (1,483)
                  Deferred Income Taxes                                                  ---                 (100,000)
                  Decrease (Increase) in Assets:

                           Accounts Receivable                                      (84,581)                 (120,646)
                           Inventories                                                63,875                  (59,360)
                           Prepaid Expenses and Other
                             Receivables                                              28,172                   (9,284)

                  Increase (Decrease) in Liabilities:

                           Accounts Payable                                        (212,918)                   474,612
                           Accrued Payroll                                          (42,721)                    13,694
                           Accrued Annual Leave                                       14,674                    12,763
                           Other Current Liabilities                                  39,076                 (196,839)
                           Accrued Commission                                            ---                    13,122
                           Accrued Income Tax                                            ---                  (45,000)
                                                                                 -----------                ----------

         Net Cash (Used In) Provided by Operating Activities                       (172,657)                       362

Investing Activities

         Acquisition of Property and Equipment                                      (40,956)                  (81,624)
                                                                                ------------                ----------
         Net Cash (Used In) Investing Activities                                    (40,956)                  (81,624)

Financing Activities

         Net Borrowings (Payments) on Note Payable to

          Bank                                                                       340,000                       ---
         Proceeds from Stock Options                                                     ---                     7,401
         Payment on Long Term Debt                                                   (8,699)                       ---
                                                                               -------------              ------------
         Net Cash Provided by (Used In) Financing Activities                         331,301                     7,401

         Net (Decrease) Increase in Cash                                             117,688                  (73,861)

Cash - Beginning of Period                                                            62,436                   316,183
- - --------------------------                                                       -----------               -----------
Cash - End of Period                                                                 180,124                   242,322
- - --------------------                                                             ===========               ===========
Supplemental Disclosures of Cash Flow Information
- - -------------------------------------------------

         Cash Paid During the Period for Interest                                      5,592                       ---


         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, Inc.
                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

         In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995.

2.       Line of Credit

         The Company has a credit agreement with a bank, whereby it may borrow up to $1,000,000 with interest at the bank's prime rate plus 3/4%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of March 31, 1996 is $378,810.

3.       Inventory

         Inventory consisted of the following:

                                 March 31, 1996           March 31, 1995
                                 --------------           --------------

Raw Materials                          402,036                 $532,067
WIP                                    272,448                  168,661
Finished Goods                         341,982                  135,628
                                  ------------                  -------
Total                               $1,016,466                 $836,356
                                    ==========                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

         Results of Operations

         In 1996, first quarter revenues were $1,744,421 with a net loss of $(32,268) compared to revenues of $1,786,712 and net loss of ($28,508) for the first quarter of 1995.

         Communication Products Division (CPD) first quarter 1996 revenues were $1,444,131 compared to $1,566,321 for the same period in 1995. The division had a loss of $(24,884) compared to a loss of ($129,839) for the first quarter of 1995. A reserve of $88,000 was established for sales returns and allowances and the reserve for inventory obsolescence was increased by $12,000 to a total of $108,000. These reserves reflect our perception that a portion of our current product shipments may occasionally be returned due to the complexity of specifying the exact product for specific customer applications. We are working to more closely examine customer requirements through additional engineering involvement in the sales process to minimize these occurrences.

         Revenues for the R&D Division were $135,381 compared to $75,816 for the first quarter of 1995. The division realized a loss of $(41,347) for the first quarter, which was substantially lower than the loss of ($82,779) incurred in the same quarter of 1995. The higher revenue reflects the impact of the new contract work on fiber optic gyros booked in the first quarter of 1996. We anticipate improved revenue for the balance of the year from new contracts in this area.

         GLINT Division revenues were $164,908 for the quarter compared to $144,574 for the equivalent period of 1995; profit was $33,963 compared to a profit of $63,516 for the same quarter in 1995. We anticipate significantly revenues for this segment throughout the remainder of the year as work load increases on our current contracts.

         Company backlog at the end of the March 31, 1996 was $2,280,588.

         Liquidity and Capital Resources

         There were no changes in the Company's financial condition in the first quarter of 1996. At the end of this quarter the current ratio was 2.2 compared to 2.3 at the end of 1995 and 2.3 at the end of the first quarter of 1995. The overall cash used by operating activities for the first three months of 1996 was $(172,657) compared to $362 the first three months of 1995.

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

                  None

         ITEM 5 - OTHER INFORMATION

                  None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ending March 31, 1996.

         EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER
                           SHARE

                                         Three Months Ended   Three Months Ended
                                           March 31, 1996       March 31, 1995
                                         ------------------     --------------
Average Common Shares Outstanding             1,180,616           1,159,333
Net (Loss) Income                              (32,268)            (28,508)
Primary Fully Diluted Earnings Per Share         (.03)               (.02)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OPTELECOM, INC.

Date:

                                   William H. Culver, Chairman

                                   Edmund D. Ludwig, President and CEO

                                   Robert S. Lalley, Chief Financial Officer