Form 10-Q
period 1996-06-30
OPTELECOM INC
filed 1996-08-14
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996                      Commission File No. 0-8828



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

                                       Yes   X          No

         Common Stock Outstanding
         as of June 30, 1996                         1,175,179
                                                     ---------

                                OPTELECOM, INC.
                                   FORM 10-Q

                                    CONTENTS




PART I.     FINANCIAL INFORMATION



            ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                     Condensed Balance Sheets as of June 30, 1996 (Unaudited) and December 31, 1995

                     Condensed Statements of Operations for the Three Months Ended June 30, 1996 and 1995 (Unaudited)

                     Condensed Statements of Operations for the Six Months Ended June 30, 1996 and 1995 (Unaudited)

                     Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (Unaudited)

                     Notes to Condensed Financial Statements (Unaudited)


            ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.    OTHER INFORMATION

                                OPTELECOM, INC.
                            Condensed Balance Sheets
                   as of June 30, 1996 and December 31, 1995


                               ASSETS                                 1996                      1995
                                                                   (Unaudited)                (Audited)
Current Assets:

         Cash                                                     $   188,774                $   62,436
         Accounts Receivable                                        1,888,532                 1,411,209
         Inventory                                                  1,177,664                 1,080,341
         Prepaid Expenses                                             148,190                   108,960
         Income Tax Refund Receivable                                 175,000                   215,693
                                                                  -----------               -----------
         Total Current Assets                                       3,578,160                 2,878,639

Plant and Equipment, at Cost Less Accumulated                         745,639                   795,365
                                                                  -----------               -----------
         Depreciation and Amortization

TOTAL ASSETS                                                       $4,323,799                $3,674,004
                                                                   ==========                ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

         Demand Note Payable to Bank                                 $310,000                   $60,000
         Accounts Payable                                             813,878                   800,409
         Accrued Payroll                                              106,764                    95,956
         Accrued Annual Leave                                         102,285                    89,210
         Other Current Liabilities                                    328,732                   152,962
         Current Portion of Notes Payable                              17,413                    34,819
                                                                 ------------               -----------
         Total Current Liabilities                                  1,679,072                 1,233,356
                                                                  -----------                ----------


Long-Term Liabilities
         Note Payable                                                  46,427                    46,426
         Other Long-term Liabilities                                  199,663                   205,445
                                                                  -----------                ----------
         Total Long-term Liabilities                                  246,090                   251,871
                                                                  -----------                ----------

TOTAL LIABILITIES                                                  $1,925,162                $1,485,227
                                                                   ----------                ----------

Stockholders' Equity

         Common Stock - Par Value $.03 Per Share,
         Authorized 5,000,000 Shares, Issued and
         Outstanding 1,175,179 and 1,171,042                           35,206                    35,131
         Discount on Common Stock                                     (11,161)                  (11,161)
         Additional Paid-In Capital                                 1,905,982                 1,898,239
         Retained Earnings                                            468,610                   266,568
                                                                  -----------               -----------



                                                                    2,398,637                 2,188,777
                                                                  -----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $4,323,799                $3,674,004
                                                                   ==========                ==========


         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                Consolidated Condensed Statements of Operations
               for the Three Months Ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                              Three Months               Three Months
                                                                 Ended                      Ended
                                                             June 30, 1996              June 30, 1995
                                                             -------------              -------------
Revenue                                                        $2,306,225                 $1,406,078
Direct Costs, Overhead and G&A                                  1,948,657                  1,629,660
                                                              -----------                -----------

Operating Income (Loss)                                           357,568                   (223,582)
Other Expenses (Income)                                            13,257                     (2,109)
                                                             ------------              -------------

Income (Loss) Before Income Taxes                                 344,311                   (225,691)

Income Tax Expense (Benefit)                                      110,000                    (89,000)
                                                              -----------              -------------

Net Income (Loss)                                                 234,311                   (136,691)
                                                              ===========               ============

Net Earnings (Loss) Per Share                                 $       .20               $       (.12)

Weighted Average Number of Common Shares Used in                1,192,828                  1,172,189
Computing Net Earnings (Loss) Per Share




         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                Consolidated Condensed Statements of Operations for the Six Months Ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                              Six Months                 Six Months
                                                                Ended                      Ended
                                                            June 30, 1996              June 30, 1995
                                                            -------------              -------------
Revenue                                                       $4,050,647                 $3,192,790
Direct Costs, Overhead and G&A                                 3,701,979                  3,576,371
                                                              ----------                -----------

Operating Income (Loss)                                          348,668                   (383,581)
Other Expenses (Income)                                           36,626                     (8,619)
                                                             -----------                -----------

Income (Loss) Before Income Taxes                                312,042                   (392,200)

Income Tax Expense (Benefit)                                     110,000                   (227,000)
                                                             -----------                -----------

Net Income (Loss)                                                202,042                   (165,200)
                                                             ===========                ===========

Net Earnings (Loss) Per Share                                $       .17                $      (.14)


Weighted Average Number of Common Shares Used in               1,187,015                  1,175,641
Computing Net Earnings (Loss) Per Share




         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                            Statements of Cash Flows
                     as of June 30, 1996 and June 30, 1995
                                  (UNAUDITED)

                                                                                       Six Months Ended June 30
                                                                                    1996                      1995
Cash Flows From Operating Activities

         Net Income (Loss)                                                       $   202,042                $(165,200)

         Reconciliation of Net Income (Loss) to Net Cash
         (Used In) Operating Activities:

                  Depreciation and Amortization                                      115,001                   99,419
                  Deferred Rent                                                       (5,782)                  (2,965)
                  Deferred Income Taxes                                               40,693                 (188,000)
                  Decrease (Increase) in Assets:

                           Accounts Receivable                                      (477,323)                 247,160
                           Inventories                                               (97,323)                  40,199
                           Prepaid Expenses and Other
                             Receivables                                             (39,231)                  (7,507)

                  Increase (Decrease) in Liabilities:

                           Accounts Payable                                           13,469                  194,546
                           Accrued Payroll                                            10,809                  (10,495)
                           Accrued Annual Leave                                       13,075                   14,073
                           Other Current Liabilities                                  58,164                 (284,020)
                           Accrued Commission                                          7,613                    9,807
                           Accrued Income Tax                                        110,000                  (45,000)
                                                                                 -----------               -----------

         Net Cash (Used In) Operating Activities                                     (48,793)                 (97,983)

Investing Activities

         Acquisition of Property and Equipment                                       (65,274)                (224,218)
                                                                                 -----------               -----------
         Net Cash (Used In) Investing Activities                                     (65,274)                (224,218)

Financing Activities

         Net (Payments) on Note Payable                                              (17,413)
         Net Borrowings on Note Payable to Bank                                      250,000                   98,655
         Proceeds from Stock Options                                                   7,818                    4,501
                                                                                 -----------               -----------
         Net Cash Provided by Financing Activities                                   240,405                  103,156

         Net Increase (Decrease) in Cash                                             126,338                 (219,045)

Cash - Beginning of Period                                                            62,436                  316,183
- --------------------------                                                       -----------               -----------
Cash - End of Period                                                                 188,774                   97,138
- --------------------                                                             ===========               ===========
Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------

         Cash Paid During the Period for Interest                                     15,860                    1,362


         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, Inc.
                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

2.       Line of Credit

         The Company has a credit agreement with a bank, whereby it may borrow up to $1,000,000 with interest at the bank's prime rate plus 3/4%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of June 30, 1996 is $690,000 subject to available receivables.

3.       Inventory

         Inventory consisted of the following:

                           June 30, 1996            June 30, 1995
                           -------------            -------------
Raw Materials                   $486,153                 $480,892
WIP                              405,379                  146,232
Finished Goods                   286,132                  109,673
                             -----------                  -------
Total                         $1,177,664                 $736,797
                              ==========                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

         Results of Operations

         For the first six months of 1996, revenues were $4,050,647 and net income was $202,042 as compared to revenues of $3,192,790 and a net loss of ($165,200) for the same period of 1995. In 1996, second quarter revenues were $2,306,225 with a net income of $234,310 compared to revenues of $1,406,078 and net loss of ($136,691) for the second quarter of 1995.

         Communication Products Division (CPD) second quarter 1996 revenues were $1,716,515 compared to $1,161,330 for the same period in 1995. The division achieved net income of $129,148 compared to a net loss of ($197,167) for the second quarter of 1995. These results reflected higher levels of OEM (Original Equipment Manufacturers - sales of products to be included in a customer's product) sales and generally higher margins on product sales.

         Revenues for the R&D Division were $165,193 compared to $56,511 for the second quarter of 1995. The division realized a loss of ($9,179) for the second quarter, which was substantially lower than the loss of ($109,092) incurred in the same quarter of 1995. The higher revenue reflects the impact of the new contract work on fiber optic gyros booked in the beginning of the second quarter of 1996. We anticipate continuation of these improved revenue levels for the balance of the year from new contracts in this area.

         Laser Illuminator Division revenues were $424,516 for the quarter compared to $188,235 for the equivalent period of 1995; net income was $114,342 compared to a net income of $178,540 for the same quarter in 1995. The anomalous increase in this division's net income in 1995 was due to recognition of tax benefits amounting to $98,000. The 1996 net income figure does not reflect any tax carryback provision. We anticipate continuing significant revenues for this segment throughout the remainder of the year as the work load increases on our current contracts.

         Company backlog at June 30, 1996 was $1,371,582.

         Liquidity and Capital Resources

         There were no significant changes in the Company's financial condition in the second quarter of 1996. At the end of this quarter the current ratio was
2.1 compared to 2.3 at the end of 1995 and 2.1 at the end of the second quarter of 1995. The overall cash used by operating activities for the six months of 1996 was ($48,793) as compared to ($97,903) for the same period of 1995.

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

                  None

         ITEM 5 - OTHER INFORMATION

                  None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ending June 30, 1996.

         EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER
                           SHARE

                                       Three Months Ended    Three Months Ended
Primary Earnings Per Share                June 30, 1996         June 30, 1995
- --------------------------              -----------------       -------------
Average Common Shares Outstanding               1,192,828           1,182,189
Net Income (Loss)                                 234,311            (136,691)
Primary Earnings Per Share                            .20                (.12)
Fully Diluted Earnings Per Share
- --------------------------------
Average Common Shares Outstanding               1,193,353           1,177,198
Net Income (Loss)                                 234,311            (136,691)
Fully Diluted Earnings Per Share                      .20                (.12)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OPTELECOM, INC.



Date:  8/13/96                   /s/ William H. Culver
                                 William H. Culver, Chairman and Treasurer



                                 /s/ Edmund D. Ludwig
                                 Edmund D. Ludwig, President and CEO



                                 /s/ Robert S. Lalley
                                 Robert S. Lalley, Chief Financial Officer