Form 10-Q
period 1996-09-30
OPTELECOM INC
filed 1996-11-12
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996                 Commission File No. 0-8828



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

                                       Yes   X     No

         Common Stock Outstanding
         as of September 30, 1996                             1,175,533
                                                              ---------

                                OPTELECOM, INC.
                                   FORM 10-Q

                                    CONTENTS




PART I.   FINANCIAL INFORMATION



          ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                   Condensed Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995

                   Condensed Statements of Operations for the Three Months Ended September 30, 1996 and 1995 (Unaudited)

                   Condensed Statements of Operations for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

                   Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

                   Notes to Condensed Financial Statements (Unaudited)


          ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

                                 OPTELECOM, INC.
                            Condensed Balance Sheets
                 as of September 30, 1996 and December 31, 1995

                               ASSETS                                            1996                   1995
                                                                             (Unaudited)              (Audited)
Current Assets:

         Cash                                                                 $   78,447             $   62,436
         Accounts Receivable                                                   1,969,983              1,411,209
         Inventory                                                             1,440,686              1,080,341
         Prepaid Expenses                                                         89,360                108,960
         Income Tax Refund Receivable                                             52,371                215,693
                                                                              ----------             ----------
         Total Current Assets                                                  3,630,847              2,878,639
Plant and Equipment, at Cost Less Accumulated
         Depreciation and Amortization                                           739,071                795,365
                                                                              ----------             ----------
TOTAL ASSETS                                                                  $4,369,918             $3,674,004
                                                                              ==========             ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

         Demand Note Payable to Bank                                          $   50,000             $   60,000
         Accounts Payable                                                        631,370                800,409
         Accrued Payroll                                                          94,948                 95,956
         Accrued Annual Leave                                                    101,689                 89,210
         Income Taxes Payable                                                    110,000                      0
         Current Portion of Notes Payable                                          8,704                 34,819
         Other Current Liabilities                                               393,375                152,962
                                                                              ----------             ----------
         Total Current Liabilities                                             1,390,086              1,233,356
                                                                              ----------             ----------


Long-Term Liabilities
         Note Payable                                                             46,426                 46,426
         Other Long-term Liabilities                                             196,770                205,445
                                                                              ----------             ----------
         Total Long-term Liabilities                                             243,196                251,871
                                                                              ----------             ----------

TOTAL LIABILITIES                                                             $1,633,282             $1,485,227
                                                                              ----------             ----------

Stockholders' Equity

         Common Stock - Par Value $.03 Per Share,
           Authorized 5,000,000 Shares, Issued and
           Outstanding 1,175,533 and 1,171,042                                    35,266                 35,131
         Discount on Common Stock                                                (11,161)               (11,161)
         Additional Paid-In Capital                                            1,911,670              1,898,239
         Retained Earnings                                                       800,861                266,568
                                                                              ----------             ----------


                                                                               2,736,636              2,188,777
                                                                              ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $4,369,918             $3,674,004
                                                                              ==========             ==========


         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                       Condensed Statements of Operations
             for the Three Months Ended September 30, 1996 and 1995
                                   (UNAUDITED)

                                                                           Three Months              Three Months
                                                                              Ended                     Ended
                                                                        September 30, 1996        September 30, 1995
Revenue                                                                    $2,382,428                 $1,658,467
Direct Costs, Overhead and G&A                                              1,823,850                  1,547,536
                                                                           ----------                 ----------

Operating Income                                                              558,578                    110,931
Other Expenses (Income)                                                         7,081                      1,634
                                                                           ----------                 ----------

Income Before Income Taxes                                                    551,497                    109,297

Income Tax Expense                                                            219,249                     38,285
                                                                           ----------                 ----------

Net Income                                                                    332,248                     71,012
                                                                           ==========                 ==========

Net Earnings Per Share                                                     $      .28                 $      .06

Weighted Average Number of Common Shares Used in                            1,197,904                  1,170,054
Computing Net Earnings Per Share



         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                       Condensed Statements of Operations
             for the Nine Months Ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                                           Nine Months                Nine Months
                                                                              Ended                      Ended
                                                                        September 30, 1996         September 30, 1995
Revenue                                                                    $6,433,078                 $4,851,257
Direct Costs, Overhead and G&A                                              5,525,829                  5,123,907
                                                                           ----------                 ----------

Operating Income (Loss)                                                       907,249                   (272,650)
Other Expenses (Income)                                                        42,907                     10,253
                                                                           ----------                 ----------

Income (Loss) Before Income Taxes                                             864,342                   (282,903)

Income Tax Expense (Benefit)                                                  330,049                   (188,715)
                                                                           ----------                 ----------

Net Income (Loss)                                                             534,293                    (94,188)
                                                                           ==========                 ==========

Net Earnings (Loss) Per Share                                              $      .45                 $     (.08)


Weighted Average Number of Common Shares Used in                            1,175,356                  1,168,413
Computing Net Earnings (Loss) Per Share


         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                            Statements of Cash Flows
                as of September 30, 1996 and September 30, 1995
                                  (UNAUDITED)

                                                                                  Nine Months Ended September
                                                                                      1996           1995
                                                                                   ----------     ---------
Cash Flows From Operating Activities

         Net Income (Loss)                                                        $  534,293      $ (94,188)

         Reconciliation of Net Income (Loss) to Net Cash
         (Used In) Operating Activities:

                  Depreciation and Amortization                                      173,664        154,263
                  Deferred Rent                                                       (8,676)             0
                  Decrease (Increase) in Assets:

                           Accounts Receivable                                      (558,774)       194,726
                           Inventory                                                (360,345)        76,711
                           Prepaid Expenses                                           19,600        (16,691)
                           Income Taxes Receivable                                   163,322       (149,715)
                  Increase (Decrease) in Liabilities:

                           Accounts Payable                                         (169,039)        59,386
                           Accrued Payroll                                            (1,008)       (48,654)
                           Accrued Annual Leave                                       12,479         (1,411)
                           Other Current Liabilities                                 240,413       (271,160)
                           Accrued Income Tax                                        110,000        (45,000)
                                                                                  ----------      ----------

         Net Cash Provided by (Used In) Operating Activities                         155,929       (141,733)

Investing Activities

         Acquisition of Property and Equipment                                      (117,366)      (260,092)
                                                                                  ----------      ----------
         Net Cash (Used In) Investing Activities                                    (117,366)      (260,092)

Financing Activities

         Net (Payments) on Note Payable                                              (26,115)
         Net (Repayments) Borrowings on Note Payable to
           Bank                                                                      (10,000)        85,034
         Proceeds from Exercise of  Stock Options                                     13,563          8,608
                                                                                  ----------      ----------
         Net Cash Provided by Financing Activities                                   (22,552)        93,642

         Net Increase (Decrease) in Cash                                              16,011       (308,183)

Cash - Beginning of Period                                                            62,436        316,183
                                                                                  ----------      ----------
Cash - End of Period                                                                  78,447          8,000
                                                                                  ==========      ==========
Supplemental Disclosures of Cash Flow Information

         Cash Paid During the Period for Interest                                     19,473          3,721


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

2.       Line of Credit

         The Company has a credit agreement with a bank, whereby it may borrow up to $1,000,000 with interest at the bank's prime rate plus 3/4%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of September 30, 1996 is $950,000 subject to available receivables.

3.       Inventory

         Inventory consisted of the following:

                                     Sept. 30, 1996           Sept. 30, 1995
                                     --------------           --------------
Raw Materials                            $605,683                 $429,970
WIP                                       537,128                  133,666
Finished Goods                            297,875                  136,649
                                       ----------                 --------
Total                                  $1,440,686                 $700,285
                                       ==========                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

         Results of Operations

         For the first nine months of 1996, revenues were $6,433,078 and net income was $534,293 compared to revenues of $4,851,257 and a net loss of ($94,188) for the same period of 1995. In 1996, third quarter revenues were $2,382,428 with a net income of $332,248 compared to revenues of $1,658,467 and net income of $71,012 for the third quarter of 1995.

         Communication Products Division (CPD) third quarter 1996 revenues were $1,511,605 compared to $1,109,479 for the same period in 1995. The division achieved net income of $28,675 compared to a net loss of ($181,972) for the third quarter of 1995. These results reflected higher levels of OEM (Original Equipment Manufacturers - sales of products to be included in a customer's product) sales and generally higher margins on product sales.

         Revenues for the R&D Division were $133,346 compared to $179,172 for the third quarter of 1995. The division recorded a loss of ($20,662) for the third quarter, which was substantially lower than the profit of $14,194 realized in the same quarter of 1995. The current quarter revenue reflects the impact of new contract work on fiber optic gyros booked in the beginning of the third quarter of 1996. We anticipate the same performance for the balance of the year.

         Laser Illuminator Division revenues were $737,477 for the quarter compared to $369,816 for the equivalent period of 1995; net income was $324,235 compared to a net income of $238,790 for the same quarter in 1995. The anomalous increase in this division's net income in 1995 was due to recognition of tax benefits amounting to $98,000. The 1996 net income figure does reflect a tax accrual provision. We anticipate continuing significant revenues for this segment through the remainder of the year as work continues on our current contracts.

         Increases in Inventory levels were necessary to ensure responsivity to our marketplace. We anticipate some reduction in these levels through improved forecasting and modified supplier arrangements.

         Company backlog at September 30, 1996 was $1,365,362.

         Liquidity and Capital Resources

         There were no significant changes in the Company's financial condition in the third quarter of 1996. At the end of this quarter the current ratio was
2.61 compared to 2.33 at the end of 1995 and 3.24 at the end of the third quarter of 1995. The overall cash provided by (used in) operating activities for the nine months of 1996 was $155,929 as compared to (141,733)for the same period of 1995.

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

                  None

         ITEM 5 - OTHER INFORMATION

                  None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ending September 30, 1996.

         EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                       Three Months Ended    Three Months Ended
Primary Earnings Per Share             September 30, 1996    September 30, 1995
--------------------------             ------------------    ------------------
Average Common Shares Outstanding            1,197,904            1,170,054
Net Income (Loss)                              332,248               71,012
Primary Earnings Per Share                       .28                 .06

Fully Diluted Earnings Per Share
--------------------------------
Average Common Shares Outstanding            1,210,569            1,170,054
Net Income (Loss)                              332,248               71,012
Fully Diluted Earnings Per Share                 .27                 .06

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OPTELECOM, INC.



Date:  11-11-96                       /s/ Edmund D. Ludwig
                                      Edmund D. Ludwig, President and CEO



                                      /s/ Robert S. Lalley
                                      Robert S. Lalley, Chief Financial Officer