Form 10-K
period 1996-12-31
OPTELECOM INC
filed 1997-03-31
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                         Commission File Number 0-8828

                                OPTELECOM, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   52-1010850
                                   ----------
                    (I.R.S. employer identification number)

                9300 GAITHER ROAD, GAITHERSBURG, MARYLAND 20877
                -----------------------------------------------
               (Address of principal executive offices)(Zip code)

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
Yes X  No
   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 17, 1997, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $13,044,877, based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 17, 1997, the registrant had outstanding 1,213,477 shares of Common Stock, $.03 Par Value.

                       DOCUMENT INCORPORATED BY REFERENCE

Part III of Form 10-K -- Proxy Statement for the 1997 Annual Meeting of Stockholders.


                                     PART I

Item 1.  BUSINESS

GENERAL

Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company's business consists primarily of the development, manufacture, and sale of fiber optic communications products and laser systems for commercial and military customers.

The Company is organized into three operating divisions; the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focussed on electro-optic technology development for government-related defense business, and the Research and Development Division, which addresses technology development business opportunities. In 1996, the Research and Development Division had no revenues and no significant expenses. GPD is composed of two operating groups, Electro/Optics (E/O) Technology, and Laser Illuminator Technology. This Division was formed in 1996 from two former divisions, R & D and GLINT. These divisions were combined into one to provide a natural grouping of similar operations and functions. Currently, the business addressed by the individual groups is essentially the same as in prior years.

Fiber optic communication equipment, the main thrust of the Company's sales, is an area of unprecedented growth and change. Technology development is constantly and rapidly improving the capability to transmit ever increasing data rates over ever greater distances with fiber-based communication systems.

Most signals, voice, video and data are in electrical form. The transmission of electrical signals from one point to another by converting them to optical (light) signals has many advantages over electrical transmissions. Compared to copper wire, optical fibers can transmit signals at a much greater data rate, over a greater distance and without disturbance from electrical machinery, lightning or other noise sources.

The fiber optic communication business has many parts, but can be divided generally into two segments: the optical fiber/cable portion, which supplies the media for transporting optical and the transmission equipment portion, which generates and receives optical signals. A few companies manufacture optical fiber, while many more manufacture optical fiber cables. Optelecom participates by providing the equipment that interfaces electrical signals to optical signals at the transmitter end of a fiber optic communication link and provides complementary equipment that converts the optical signals to electrical form at the other end of the communications link. Optelecom sells its equipment to users of these communication systems or to system integrators that install the Company's equipment in large communication nets.

There are a large number of communication applications that require different communication rates, distances and signal formats. Optelecom provides equipment specifically designed for transmission of various combinations of voice, data and video for a range of applications. The Company also addresses U.S. Government defense related markets for specialized and proprietary applications of fiber optic and laser system technology that make it unique among traditional fiber optic communication equipment manufacturers. While government business can provide an offset to periodic cycles in the commercial sector, it is also subject to changing world conditions. Therefore, the Company attempts to balance revenues generated by both types of markets to avoid severe changes in its business posture. The Company is unable to predict future defense business activity or the related impact on the Company's business.

Because of the advanced nature of the technology inherent in the Company's products, the expertise of certain officers and directors of the Company is one of its principal assets. In particular, Dr. William H. Culver and Mr. Edmund D. Ludwig, who are officers and directors of the Company, provide the Company with important technical expertise and have major responsibilities in managing the Company. Although the Company pays for and is the beneficiary of a $300,000 insurance policy on the life of each of such persons, the loss of the services of either of them, through death or otherwise, could have a negative impact on the Company. Furthermore, because of the Company's relatively small size, the loss of the services of certain other key employees could have a disruptive effect on the Company's operations.

On March 18, 1997, the Company had 61 employees.

The table below displays the Company's  three-year  revenue and operating income
(loss) by division.


                         1996                      1995                      1994
                  ---------------------------------------------------------------------------
                              Operating                 Operating                   Operating
Operating                      Income                    Income                      Income
Divisions         Revenue      (Loss)       Revenue      (Loss)      Revenue         (Loss)
Company Totals  $8,910,263   $1,075,338    $6,430,136  $(424,427)   $7,036,069      $412,690

CPD             $6,453,686      $60,664    $5,319,556  $(470,866)   $5,562,130      $174,084

GPD:

E/O TECHNOLOGY
GROUP (formerly
R&D)              $592,981     $(31,903)     $395,284  $(263,930)     $554,542      $175,589

LASER
ILLUMINATOR
TECHNOLOGY
GROUP (formerly
GLINT)          $1,863,596   $1,046,577      $715,296   $307,369      $919,397      $414,195

See Note 12 to the financial statements for identifiable assets by segment.

GOVERNMENT PRODUCTS DIVISION (GPD)

ELECTRO/OPTICS TECHNOLOGY GROUP (Formerly R & D DIVISION)

INTERFEROMETRIC FIBER OPTIC GYROS (IFOGS)

The E/O Technology group's business consists of providing technology development and engineering services to the U.S. Government and its prime contractors. This field of investigating techniques for design and manufacture of specialized sensing coils for fiber optic gyros is unique and has few competitors. A small portion of revenue is also derived from sales of custom optical fiber coils for sensing and communication applications.

In 1996, the group's activities continued to concentrate on interferometric fiber optic gyros (IFOGs), which are rotation sensing instruments that are expected to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise in winding high-speed payout coils for fiber optic guided missiles to develop winding technology for IFOG coils, and to manufacture these coils in limited production. These complex coils present key technical and cost challenges to the future of IFOG viability.

In prior years, the group's activities and major source of revenue were concentrated on fiber optic missile payout technology, payout experiments, and field demonstrations. These activities led to the development of the IFOG coil winding capability and products. The U.S. Department of Defense (DoD) has identified the IFOG as a critical technology that will benefit from manufacturing technology (MANTECH) funding and, in 1993, had authorized a $15 million Air Force MANTECH program. The Company received multi-year contracts from the Defense Advanced Projects Research Agency (DARPA) and Honeywell beginning in 1995. Through 1996, total funding from these contracts was $540,228 (DARPA) and $322,161 (Honeywell) as part of the MANTECH effort. Both the DARPA and Honeywell contracts were active through 1996 and together contributed $462,215 in revenue; these contracts are continuing in 1997 and represent the group's entire year end backlog of approximately $214,000.

FIBER OPTIC GUIDED MISSILES AND ROBOTIC VEHICLES

There was no business activity in this area in 1996.

LASER ILLUMINATOR TECHNOLOGY GROUP (Formerly GLINT DIVISION)

The group derives its revenues entirely from the U.S. Government and its agencies. GLINT is an acronym associated with the U.S. Air Force's C-130 Gunship laser illuminator system supported by Optelecom. Due to the nature of the application of this system, contractual revenues are dependent on government budgets, the worldwide political situation, and specific crew training schedules. In January 1996, the Company received a $6.5 million, four-year contract (one base year and three one-year options) to provide refurbishment services. First year work totalled $1,863,596, and the Company anticipates additional refurbishment requirements in succeeding years. Backlog at the end of 1996 was $1,284,467.

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division addresses business opportunities in the world-wide commercial communication equipment marketplace, and specializes in optical fiber technology. Currently, the majority of its revenues are provided from several niche market areas including original equipment manufacturer (OEM) equipment for process control, video signal transmission equipment for financial brokerage desks, and communications systems for highway traffic monitoring and advanced air traffic control video monitor displays. In 1996, CPD order booking levels and shipments increased significantly, resulting in a small profit.

Business Activity        1996            1995        Change

Order Booking        $6.03 million   $5.36 million    +13%
Shipments            $6.45 million   $5.32 million    +21%

The Division's year-end backlog was approximately $417,000, down from $724,000 at year-end 1995.

PRODUCT MIX SALES ANALYSIS

Although revenues from sales of data products increased in terms of absolute dollars, they continued a decreasing trend as a portion of total revenues, due to our increased emphasis on video products for the transportation market. Sales of RGB video systems (i.e., Red, Green, Blue - a transmission standard for high quality video displays) increased significantly in the fourth quarter with receipt of a $ 500,000 order to provide terminal display communications equipment used in trading floor workstations for a major New York City investment bank. Products transmitting closed circuit TV (CCTV) video using Optelecom's proprietary pulse frequency modulated (PFM) technology continued strong sales with installation of systems in new intelligent transportation systems (ITS) projects for state Departments of Transportation in Washington and California. Sales of ancillary products such as cables, connectors, and custom-engineered communication products increased slightly, since many customers ordered complete system configurations rather than procuring individual items from multiple vendors. The following table summarizes sales by product line as a percentage of total sales:

Communication Fiber Optic Product Categories     1996      1995     1994

Data Transmission Products                        29%       32%      47%

High Resolution RGB Video                         18%        9%       8%

Standard PFM Video                                42%       50%      33%

Cables/Connectors                                  3%        2%       3%

Other                                              8%        7%       9%

MARKET MIX ANALYSIS

The mix of CPD product sales for different market segments over the last three years was as follows:

Markets                                   1996             1995            1994

Government                                 18%              11%             23%

Industrial (including process control)     21%              18%             11%

International                              19%              16%             17%

Commercial Integrators and Resellers       42%              55%             49%


The proportion of sales to government organizations increased to 18% due to our focus on selling Commercial Off-The-Shelf (COTS) products into military communications applications. Although down slightly as a percent of total revenue, process control and industrial sales increased in absolute dollars, primarily due to increased sales to our major OEM customer. International sales increased slightly, reflecting our increased emphasis on Europe and Pacific Rim countries. Currently, Optelecom has a sales presence in 19 countries through distributors and resellers. Revenue from commercial integrators and resellers decreased, as more sales were achieved from our direct sales force. This reflects the requirement, in many cases, for a "consultive" sales approach to properly specify and apply highly technical products in the intelligent transportation control and surveillance market segments.

CUSTOMER MIX ANALYSIS

In 1996, the mix of customer types changed compared to 1995. OEM sales as a percent of total revenue was 26%, compared to 21% in 1995, and 40% in 1994. Of the total revenue, 50% was generated by sales to the top 10 customers for the division; in 1995 the figure was 43%. This continued a trend of a slight shift to a larger pool of customers with smaller individual system requirements. The two largest accounts included a new customer (an integrator for the financial trading segment) at $705,000, and a long-standing OEM account which provided $864,000 of revenue, compared to $710,000 for the same OEM account in 1995. Other major customers included organizations such as Traffic Control Devices ($150,000), Pacific Teleoptics ($291,000), and McDonnell Douglas ($188,000).

Financial Information Relating to Company
Sponsored Research and Development                  1996       1995       1994

Expenditures on Company sponsored research
and development activities                        $517,654   $538,977   $477,089


Research and development of new fiber optic communication products is a key component of the Company's overall business strategy. This research is focussed on existing product improvement and enhancement, and on adaptation of existing products to alternative uses. Research into new product technology is focussed on the utilization of fiber optic technology in markets not previously addressed by the Company's current product offering or development contracts. During 1996, a new series of high resolution video products was designed, developed, and qualified for a major international customer. Beginning in 1997, these systems, with improved performance characteristics and a lower cost design, will replace an existing Optelecom product supplied to RGB customers over the past several years. CPD Engineering continued to add products to the family of systems developed for fiber optic communication equipment for intelligent transportation system and traffic signal control. Our first telecommunications product, a protected T1/E1 fiber extender for digital local loop applications, was developed and delivered to a foreign telephone company. Also, development work continued on our Compressed Digital Video codec system (DVS) which, with it's telecom interfaces, will have applications in a variety of our existing and proposed markets.

MARKETING

GOVERNMENT PRODUCTS DIVISION

E/O TECHNOLOGY GROUP

The group markets its services to both Government and commercial customers; however, for the past four years all of its business has been obtained from the Government and its prime contractors. Successfully marketing new technology initiatives directly to the Government is difficult due to increased competition from larger companies with far greater resources. Traditionally, the group has concentrated on markets providing research and products used in fiber optic communication systems for airborne missiles, ground robotic vehicles and underwater sensors. Optelecom had historically received contracts from certain key Government organizations whose budgets have been reduced in recent years; there are few new development opportunities available in the technology areas pertinent to the Company's expertise. As a result of the utilization of IFOG sensing coil technology developed by Optelecom in 1993 and our prior experience with the development of fiber coils for high speed payout, we identified opportunities in the area of optical fiber gyro coil winding. Gyro coils are a defense related Government program area which we see as receiving continued focus amid shrinking defense spending. Additional potential opportunities to diversify into commercial markets for fiber optic amplifiers, sensors, and similar components, have been identified as well. We continue to seek to develop new markets for the group's services and products in these technical areas.

LASER ILLUMINATOR TECHNOLOGY GROUP

The sole customer for this division is the Warner-Robins Air Logistics Support Center of the U.S. Air Force. Optelecom maintains a very close working relationship with the individual component item managers assigned at Warner-Robins and the operations group at Hurlburt Field, Florida. We insure that these support personnel fully understand Optelecom's capabilities and capacity to perform the required work. Bids are carefully reviewed to be sure that the customer's requirements are satisfied. The value of this approach to a working relationship can be judged by the receipt in 1996 of a four year, multi-million dollar contract to provide training and equipment refurbishment services for the GLINT laser illuminator system.

COMMUNICATION PRODUCTS DIVISION

In late 1996, a General Manager for CPD was hired to provide additional market and business process knowledge for the division. Also, at the same time, the Director of Optelecom's west coast office was moved to our east coast facility and appointed Vice President of Sales and Marketing. These staff changes will greatly strengthen CPD's ability to define, enter, and service new communication systems markets. Since 1992, CPD has used selected sales representative firms in foreign countries to promote and sell our products. These firms have gradually established awareness of our products in their respective countries, and we have seen a trend of increasing business from foreign sources.

MANUFACTURING PROCESSES

Beginning in mid-1995, the company initiated a corporate-wide effort to implement a Quality Assurance system fully compliant with the requirements of ISO-9001 (an internationally-recognized quality system standard). In June, 1996, all operating divisions of the company received certification to the standard.

GOVERNMENT PRODUCTS DIVISION

E/O TECHNOLOGY GROUP

In 1991, the Company developed a winding machine to fabricate coils of optical fiber wound in very specific configurations for fiber gyro systems for Smiths Industries. Additional work in this area through 1995 was conducted to develop a winding machine concept directed toward automated techniques for fabricating similar fiber gyro coils. The number of companies from which the group obtains raw materials and optical fiber is limited; however, the Company does not anticipate any problems with adequate supplies.

LASER ILLUMINATOR TECHNOLOGY GROUP

Optelecom has established a specialized facility adjacent to its headquarters to support fabrication and repair operations for the GLINT laser illuminator system. The processes used to fabricate laser modules for this system are proprietary to Optelecom and depend on sophisticated understanding of specific semiconductor processing techniques. Proper use of the equipment and materials associated with these activities depends on highly skilled personnel whose technical knowledge is key to the successful fabrication of the final product. The number of companies from which the group obtains raw materials is limited; however the company does not anticipate any problems with adequate supplies.

COMMUNICATION PRODUCTS DIVISION

The Company performs routine and specialized manufacturing, assembly, and product testing functions in its corporate headquarters. In past years, routine fabrication had been subcontracted to other manufacturers. During 1995, the Company purchased, installed and placed into service equipment which automatically assembles components onto printed circuit boards at high speed. This action was taken to lower manufacturing costs and reduce the time-to-market for new product designs. The success of this decision has been apparent in the significant manufacturing cost reduction realized on all assemblies produced using the equipment. The Company also maintains a quality assurance function and testing area that performs optical and electrical testing, and quality control. Raw materials and supplies used in the Company's business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. The number of companies from which the division can obtain optical emitters and detectors for use in its circuit assemblies is limited; however, Optelecom has negotiated long-term supply contracts with these vendors and does not anticipate significant supply problems.

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

The market in which the E/O Technology group competes is dominated by larger Defense prime contractors. These companies have greater marketing, manufacturing, financial, research, and personnel resources than Optelecom. In addition, as Department of Defense contracting activity has declined, these companies have started to compete in markets which were primarily addressed by companies with resources similar to Optelecom's. As a result, the E/O Technology group is at a competitive disadvantage when competing against prime contractors. Optelecom does feel that its IFOG coil winding technology is at least equal to the technology developed by much larger prime contractors and in this market, it can compete equally.

The Laser Illuminator Technology group is a sole-source provider of the products it supplies to the U.S. Air Force. Optelecom is not aware of any competition in this market.

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

CONTRACT RENEGOTIATION AND TERMINATION

None of the Company's current contracts are subject to price renegotiation. However, the Company's contracts with the U.S. Government are always subject to termination, which is a standard clause in any contract with the government. In February, 1995, a subcontract from Litton Systems was terminated.

Item 2.  PROPERTIES

In 1992, the Company moved its operations to new leased facilities at 9300 Gaither Road, Gaithersburg, Maryland, near Washington, DC. The facilities consist of space in two adjacent buildings, one occupying 21,000 square feet, with a ten-year lease term, beginning September 1, 1992, and the other occupying 4,000 square feet, with a one-year term, beginning in December, 1992, and two one-year options. Current monthly rent is $16,582.50 on the larger space, and $2,584.99 on the smaller one. All of the facilities are in good repair and are adequate for the Company's current production requirements.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1996 to a vote of security-holders.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $0.03 par value (Common Stock) is traded in the over-the-counter market. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the three years ended December+31, 1996, 1995 and 1994, respectively. Such quotations do not necessarily reflect actual transactions.

                           Bid Price
Quarter Ended              High/Low
-------------              ---------
December 31, 1996         12 7/8 - 5 1/8
September 30, 1996         6 3/8 - 3 3/8
June 30, 1996              6 5/8 - 3 5/8
March 31, 1996             5     - 2 3/4

December 31, 1995          3     - 2 1/2
September 30, 1995         4 1/8 - 2 7/8
June 30, 1995              4 3/4 - 2 7/8
March 31, 1995             4 1/8 - 3

December 31, 1994          4 3/4 - 2 7/8
September 30, 1994         4 1/8 - 2 5/8
June 30, 1994              3 3/4 - 2 3/4
March 31, 1994             5 3/8 - 3 1/4

There are approximately 1,209 record-holders of the Common Stock as of March 17, 1997.

The Company has not declared any dividends to date and does not expect to do so in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company's most recent five fiscal years.


                                                     Year Ended December 31,

                                1996          1995         1994         1993         1992
                             ---------------------------------------------------------------
Net Revenue                  $8,910,263    $6,430,136   $7,036,069   $7,083,229   $6,001,057

Net (Loss) Income              $722,081     $(208,384)    $382,347      $95,633     $400,274

Earnings per Common and
Common Equivalent Share
before Extraordinary Item
and Accounting Change             $0.59        $(0.18)       $0.33        $0.06        $0.31

Extraordinary Item              -------        ------       ------       ------        $0.05

Accounting Change               -------        ------       ------        $0.02       ------

Net (Loss) Income per Share       $0.59        $(0.18)       $0.33        $0.08        $0.36

Total Assets                 $4,466,463    $3,674,004   $3,617,298   $3,115,032   $2,871,896

Long-Term Obligations           $11,607       $46,426       ------       ------     $158,296

Stockholders' Equity         $3,041,631    $2,188,777   $2,384,303   $1,981,821   $1,771,833

Cash Dividends Declared
per Common Share                 ------        ------       ------       ------       ------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Due to the nature of the Company's business, the key components of its financial condition constitute receivables, inventory, fixed assets, accounts payable, and debt. The Company saw an increase in net worth to $3,041,631 in 1996. Prior years's trends of key financial indicators show a change in corporate net worth of $2,188,777 for 1995 compared to $2,384,303 in 1994. The 1996 current ratio increased to 3.0 from 2.2 in 1995 and 2.8 in 1994.

Year-end 1996 billed accounts receivable was $1,246,388. Billed accounts receivable at year-end 1995 was $1,378,424, and $1,574,656 in 1994. The 1996
average outstanding days in receivables was 52 days. The days outstanding in accounts receivable averaged 69 days in 1995, and 66 days in 1994. The reduction in days receivable was achieved by instituting an aggressive accounts collection program. Bad debt write-offs represent less than 1/10 of one percent of the total yearly revenues. The low level of bad debts is due partly to the percentage of business the Company does with the U.S. Government and Fortune 500 companies. The Company also uses a careful screening process and performs credit qualification of customers before accepting their orders. For any new account, credit checks are always conducted, and questionable situations are either placed on a COD or a letter of credit basis. Accounts receivable are closely monitored; those that are delinquent are continuously contacted until payment is received.

The overall composition of the inventory has changed somewhat over the last three years as shown in the following chart:

Inventory Composition                 1996             1995              1994

Production Materials            $  765,783       $  549,277          $555,981

Work In Process                    397,123          153,203           155,676

Finished Goods                     342,062          377,861            65,339
                                ----------       ----------          --------
TOTAL                           $1,504,968       $1,080,341          $776,996


One of the tools the Company uses for trend analysis is a comparison of our inventory levels to total sales. In 1996, this level was 17% compared to 17% in 1995 and 11% in 1994. The value of the raw material and work in process inventory increased by approximately $460,000 in 1996 compared to 1995. The increase in 1996 work in process reflects orders to be shipped in early 1997. Although our objective is to reduce inventory levels as much as possible, the value of finished goods inventory increased substantially in 1995 to provide products available from stock. This action was taken to meet competitive pressures as customers are demanding shorter product delivery times. We will attempt to reduce the amount of raw material inventory to partially offset the higher level of finished goods inventory. The Company believes that its reserve for inventory obsolescence is adequate to properly value any excess quantities of this inventory.

In 1996, fixed asset additions were $219,119 compared to $287,854 in 1995 and $207,025 in 1994.

RESULTS OF OPERATIONS

Combined 1996 revenues were 39% higher than 1995 and 27% higher than 1994. A profit of $722,081 which represented 8% of revenue for 1996, compares to a loss of (3%) for 1995, and profit of 5% for 1994.

GOVERNMENT PRODUCTS DIVISION (GPD)

ELECTRO/OPTICS TECHNOLOGY GROUP

E/O Technology Groupis 1996 revenues increased 50% compared to 1995. The increase occurred due to additional work from DARPA and Honeywell Systems. The trend of increase in revenues and decrease in losses has been significant over the past several years. It appears that the unique work performed by this group may have enough market potential to achieve break even or profitability. Revenue for the last three years was $592,981 in 1996, $395,284 in 1995, and $554,542 in
1994. Comparable period losses were $(31,903), $(263,930), and $(175,589).

Cost of Sales

The cost of sales as a percent of revenue has decreased significantly due an increase in revenue as mentioned above and a decrease in overhead costs as discussed below. Given below are the last three years' results:

Cost Comparison                     1996          1995         1994

Cost of Sales                     $501,148       $440,411    $521,539

Gross Sales                       $592,981       $395,284    $554,542

Cost as a Percent of Revenue           85%           111%         94%


OVERHEAD AND G&A

Overhead

Overhead costs for the E/O Technology group were $297,862 in 1996, $316,493 in 1995 and $369,342 in 1994. Overhead expenses have decreased due to lower labor costs within the group and a lower corporate expense allocation. The allocated costs are apportioned as a percent of floor space assigned to revenue generating activities and have been reduced as the group's facility space requirements have declined.

G&A

G&A expenses for the division were $143,982 in 1996, $218,801 in 1995 and $208,592 in 1994. These numbers reflect a lower expense in 1996, due to a reassignment of the activities of the Chairman from divisional work to the corporate area.

LASER ILLUMINATOR TECHNOLOGY GROUP

1996 was another very successful year for this group. The Air Force will require ongoing support for the GLINT laser illuminator system for at least the next several years. While it is difficult to quantify the level of potential business, it is likely that Optelecom will provide products and maintenance support during that period. Revenue for 1996 was $1,863,596 compared to $715,296 in 1995 and $919,397 in 1994. Net profits were $1,046,577 for 1996, $307,369 for
1995, and $414,195 for 1994. The increase in revenue in 1996 compared to 1995 was due to a change in the composition of the type of business addressed by this division. In 1996, contract work consisted of refurbishment of complete illuminator systems; in 1995, work consisted essentially of fabrication of spare laser arrays, with a small additional effort associated with contract development work.

Cost of Sales

Although overhead costs for the three-year period were relatively constant, the large increase in revenue in 1996 caused the cost of sales as a percent of revenue to decrease compared to 1995 and 1994.


Cost Comparison                       1996            1995           1994

Cost of Sales                       $572,142        $305,769       $389,924

Gross Sales                       $1,863,596        $715,296       $919,397

Cost as a Percent of Revenue          31%              43%            42%


Overhead

Overhead costs for the GLINT Division were $112,099 for 1996 compared to $118,197 for 1995 and $125,382 for 1994. Overhead expenses have remained relatively stable for the last several years due to a stable work force and facility size.

G&A

The general and administrative expenses were $244,875 in 1996, $102,158 in 1995 and $115,278 for 1994. The increase over 1995 reflects higher corporate allocation which is apportioned on the basis of percent revenue compared to corporate revenue.

COMMUNICATION PRODUCTS DIVISION (CPD)

1996 Communication Products Division revenues increased by 21% over 1995 and resulted in a net profit of $60,664. CPD revenues in 1995 decreased by 4% from 1994 revenues and resulted in an operating loss of $(470,866) compared to a profit of $174,084 in 1994. The product sales mix was more favorable in 1996, with OEM sales up significantly and low margin products down compared to 1995. New products in fiber optic trader desks and lower cost designs helped reverse 1995 problems. The Company was successful in implementing product designs specifically intended to be produced by automatic assembly processes to minimize direct costs.

Cost of Sales

Cost of Sales is the sum of direct costs to produce the product and overhead costs.

Cost Comparison                        1996            1995            1994

Cost of Sales                       $3,796,628       $3,595,328      $3,414,309

Gross Sales                         $6,453,686       $5,319,556      $5,562,130

Cost as a Percent of Revenue            59%             68%             61%

Direct Costs

In 1996, direct costs decreased in relation to revenue. As previously mentioned, one reason for the decrease was the change in the mix of products sales compared to 1995. For instance, OEM sales were up significantly in 1996 over 1995. These sales had high margins since engineering costs incurred in 1995 were recovered in the 1996 sales price and there is no direct competition which would require price reductions. The second area of improvement was in direct manufacturing cost for standard products due to automation. Finally, the Company did not have to discount prices as much as in 1995, since our customers began to realize the value of the quality of our products. In 1995, direct CPD costs in relation to sales had increased by 5% over 1994. The 1995 increase was attributed to growing competition forcing us to lower our prices. However, the cost to produce products continued to decrease due to the investment in automated manufacturing facilities. As more of our product designs evolve toward automated assembly, our ability to successfully compete at lower sale prices will continue to improve.

Direct Costs Versus Sales          1996          1995          1994

Direct Costs                    $2,773,182     $2,472,318   $2,297,661

Percent of Sales                   43%            46%          41%


Overhead

Overhead costs include facilities costs, indirect labor costs in manufacturing, applied overhead, and inventory writeoffs. In 1996, overhead cost as a percent of sales fell by 4% due to an increase in sales and lower overhead costs compared to 1995. Overhead costs fell in 1996 by approximately $80,000 (8%), compared to 1995. Included below is a comparison of overhead costs for the past three years:

Cost Comparison                                 1996        1995         1994

Overhead Costs                               $1,023,446   $1,103,323  $1,113,798

Overhead Costs as a Percent of Revenue          16%          20%         20%


Applied Overhead

Applied overhead allocates costs in overhead to a final product. The Company uses a computation method in which overhead costs are divided by direct labor costs. This establishes the percent of overhead costs to be applied to the final product. Examples of these costs include rent, utilities, telephone, inventory variances, and depreciation of production capital equipment costs. Applied overhead amounts for the past three years were $(593,871) in 1996, $(571,837) in 1995, and $(490,776) in 1994.

Inventory Write-offs

Direct inventory write-offs increased slightly in 1996 to $113,250 compared to $92,119 in 1995 and $42,870 in 1994. Generally, these write-offs are due to engineering changes which result in obsolete raw materials and subassemblies used on products we no longer intend to sell and also to overstocking of particular items. Although we make every attempt to minimize obsolete inventory, the rapid engineering evolution of our product line and the changes in our product mix makes some obsolescence unavoidable.

G&A

General and Administrative costs consist primarily of expenses related to sales, marketing and engineering activities and other administrative operational costs. Commercial Product engineering development costs have remained constant, reflecting stable staff size and workload. During 1996, development focussed on additions to the product line for highway traffic monitoring equipment. Also, a new effort to develop video technology was initiated, which will result in new product introductions in 1997. The three-year record of these engineering costs (exclusive of fringe) is $475,399 in 1996, $489,771 in 1995, and $469,449 in
1994. The company implemented changes to the sales and marketing staff to more closely align the technical aspects of the selling process with customer requirements and also changed the corporate management staff to strengthen the divisions efforts. The cost of this effort, as well as profit sharing expenses and reserves for bad debt are reflected in the increased G&A expenses for this year, which were $2,596,398. Prior-year costs were $2,205,094 in 1995 and $1,976,637 in 1994.

OTHER OPERATING EXPENSES

Corporate

Income tax expense (benefit) was $310,136 in 1996, $(233,756) in 1995 and $188,000 in 1994. This reflects the Companyis return to profitability. The effective tax rate was 30% in 1996. The effective tax rate was (53%) in 1995 primarily as a result of realizing the tax benefit of carrying back the then current year loss to the prior year. In the prior year, the Company recorded a $215,693 income tax refund receivable in 1995 for amounts expected to be received in 1996.

Interest expense of $19,460 increased in 1996 compared to $3,763 in 1995 and $22,643 in 1994. The operating loss in 1995 forced the Company to borrow funds from it's line of credit in 1996.

Advertising costs decreased substantially in 1996. These costs include advertising in trade magazines, participation in trade shows, and product literature, including catalogs and specification sheets. Compared to prior years, the type of advertising changed as a result of a redirection of our advertising emphasis. Advertising expenditure decreases occurred mainly in the areas of magazines and trade shows. The costs of advertising for the last three years were $115,073 in 1996, $225,675 in 1995 and $162,706 in 1994.

Impact of Inflation

Inflation has not had any significant effect on the operations of the Company during 1996, and we do not expect it to have any significant effect during 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements are largely generated by working capital needs. These needs are primarily focussed on financing inventories and accounts receivable. In 1996, net cash provided by operating activities was $387,304. In 1995, as a result of a net operating loss and increases in inventory balances, net cash used in operational activities was $(110,497). Non-cash costs such as depreciation and amortization were $235,431 in 1996. Cash used in investing activities in 1996 was $(219,119), and included expenditures for capital equipment for manufacturing operations, facility upgrades, and general office equipment. To finance these activities, Optelecom used existing cash flows, borrowing in short term notes and long term borrowings for equipment. No other material changes in cash flow are expected. The Company has the ability, provided there are sufficient eligible receivables, to borrow up to $1,000,000 under its line of credit as of December+31, 1996. The Company also has the ability to borrow funds for specific capital asset purchases to a maximum of $150,000 from a local bank. Loans for these assets are collateralized by the specific equipment asset and payable over no more than 5 years. At the end of 1996, the outstanding balance on this loan was $46,426.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Stockholders of Optelecom, Inc.:

We have audited the accompanying balance sheets of Optelecom, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule as of and for the years ended December 31, 1996 and 1995 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Optelecom, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules as of and for the years ended December 31, 1996 and 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Washington, D.C.
February 28, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Optelecom, Inc.

We have audited the balance sheet of Optelecom, Inc. as of December 31,1994 and the related statements of income, stockholders' equity and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index as of and for the year ended December 31, 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom, Inc. at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 1994.


                                                  BDO Seidman, LLP


Washington, D.C.
March 10, 1995

OPTELECOM, INC.

BALANCE SHEETS
DECEMBER 31,1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                                  1996            1995
CURRENT ASSETS:
    Cash and cash equivalents                                         $  266,575    $   62,436
    Contract receivables                                               1,463,426     1,411,209
    Inventories                                                        1,504,968     1,080,341
    Prepaid expenses and other assets                                    306,620       108,960
    Income tax refund receivable                                               -       215,693
    Deferred tax asset                                                    66,145             -
                                                                      ----------    ----------
                      Total current assets                             3,607,734     2,878,639

PROPERTY AND EQUIPMENT - At cost less accumulated
    depreciation and amortization                                        779,053       795,365

DEFERRED TAX ASSET                                                        79,676             -
                                                                      ----------    ----------
TOTAL  ASSETS                                                         $4,466,463    $3,674,004
                                                                      ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Demand note payable to bank                                       $        -    $   60,000
    Accounts payable                                                     591,682       800,409
    Accrued payroll                                                      127,172        95,956
    Accrued annual leave                                                 104,788        89,210
    Other current liabilities                                            362,808       152,962
    Current portion of note payable                                       34,819        34,819
                                                                      ----------    ----------
                     Total current liabilities                         1,221,269     1,233,356
                                                                      ----------    ----------
LONG-TERM LIABILITIES:
    Note payable                                                          11,607        46,426
    Deferred rent liability                                              191,956       205,445
                                                                      ----------    ----------
                      Total long-term liabilities                        203,563       251,871
                                                                      ----------    ----------
COMMITMENTS AND CONTINGENCIES                                                  -             -

                      Total liabilities                                1,424,832     1,485,227
                                                                      ----------    ----------
STOCKHOLDERS' EQUITY:
    Common stock, $.03 par value - shares authorized, 5,000,000;
        issued and outstanding, 1,207,574 and 1,171,042 shares            36,227        35,131
    Discount on common stock                                             (11,161)      (11,161)
    Additional paid-in capital                                         2,027,916     1,898,239
    Retained earnings                                                    988,649       266,568
                                                                      ----------    ----------
    Total stockholders' equity                                         3,041,631     2,188,777
                                                                      ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                           $4,466,463    $3,674,004
                                                                      ==========    ==========


                       See notes to financial statements.

OPTELECOM, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                               1996         1995          1994
REVENUE:
    Product sales                                          $ 8,317,282   $6,034,852    $6,481,527
    Engineering services                                       592,981      395,284       554,542
                                                           -----------   ----------    ----------
                      Total revenue                          8,910,263    6,430,136     7,036,069
                                                           -----------   ----------    ----------
COSTS AND EXPENSES:
    Direct labor                                               267,509      211,419       299,470
    Other direct costs                                       3,169,004    2,582,075     2,414,880
    Overhead                                                 1,433,410    1,538,015     1,608,522
    General and administrative                               2,965,002    2,526,054     2,300,507
                                                           -----------   ----------    ----------
                      Total costs and expenses               7,834,925    6,857,563     6,623,379
                                                           -----------   ----------    ----------
    Income (loss) from operations                            1,075,338     (427,427)      412,690
                                                           -----------   ----------    ----------
OTHER (EXPENSE) INCOME:
    Gain from claims settlement                                      -            -       209,012
    Loss on sale of investment                                       -            -       (20,000)
    Interest                                                   (19,460)      (3,763)      (22,643)
    Other                                                      (23,661)     (10,950)       (8,712)
                                                           -----------   ----------    ----------
                      Total other (expense) income             (43,121)     (14,713)      157,657
                                                           -----------   ----------    ----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                                         1,032,217     (442,140)      570,347

PROVISION (BENEFIT) FOR INCOME TAXES                           310,136     (233,756)      188,000
                                                           -----------   ----------    ----------
NET INCOME (LOSS)                                          $   722,081   $ (208,384)   $  382,347
                                                           ===========   ==========    ==========
EARNINGS (LOSS) PER COMMON
    AND COMMON EQUIVALENT SHARE                            $      0.59   $    (0.18)   $     0.33
                                                           ===========   ==========    ==========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON SHARE
    EQUIVALENTS OUTSTANDING                                  1,218,893    1,177,048     1,163,012
                                                           ===========   ==========    ==========

See notes to financial statements.

OPTELECOM, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

                                                                             Additional Capital
                                                                ------------------------------------------
                                     Number                       Discount                                           Total
                                       of          Common        on Common          Paid-in       Retained        Stockholders'
                                     Shares         Stock          Stock            Capital       Earnings           Equity
                                     ------        ------        ---------          -------       --------        -------------
BALANCE, JANUARY 1, 1994           1,159,029     $   34,771     $  (11,161)     $   1,865,606   $    92,605      $   1,981,821

    Common stock issued                7,643            229              -             19,906             -             20,135

    Net income                             -              -              -                  -       382,347            382,347
                                   ---------     ----------     ----------      -------------   -----------      -------------
BALANCE, DECEMBER 31, 1994         1,166,672         35,000        (11,161)         1,885,512       474,952          2,384,303

    Common stock issued                4,370            131              -             12,727             -             12,858

    Net loss                               -              -              -                  -      (208,384)          (208,384)
                                   ---------     ----------     ----------      -------------   -----------      -------------
BALANCE, DECEMBER 31, 1995         1,171,042         35,131        (11,161)         1,898,239       266,568          2,188,777

    Common stock issued               36,532          1,096              -            129,677             -            130,773

    Net income                             -              -              -                  -       722,081            722,081
                                   ---------     ----------     ----------      -------------   -----------      -------------
BALANCE, DECEMBER 31, 1996         1,207,574     $   36,227     $  (11,161)     $   2,027,916   $   988,649      $   3,041,631
                                   =========     ==========     ==========      =============   ===========      =============

See notes to financial statements.

OPTELECOM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                              1996          1995           1994
                                                                              ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $ 722,081     $(208,384)      $ 382,347
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                        235,431       212,470         201,187
        Loss on sale of assets                                                     -         1,821               -
        Deferred taxes                                                      (145,821)       18,000          12,000
        Deferred rent                                                        (13,489)       (7,806)         39,817
        Common stock issued for services                                           -         9,497           8,113
        Provision for inventory obsolescence                                  92,494       105,722          83,803
        Reserve for HydraLite, Inc.                                                -             -         (71,000)
        Loss on sale of HydraLite, Inc.                                            -             -          20,000
    (Increase) decrease in assets:
        Contract receivables                                                 (52,217)      304,480         (99,777)
        Income tax refund receivable                                         215,693      (215,693)              -
        Inventories                                                         (517,121)     (409,066)       (129,630)
        Prepaid expenses and other assets                                   (197,660)      (40,331)        (16,888)
    Increase (decrease) in liabilities:
        Accounts payable                                                    (208,727)      424,904         134,591
        Accrued payroll                                                       31,216        (4,728)          8,569
        Accrued annual leave                                                  15,578       (17,394)         (1,449)
        Accrued income taxes                                                       -       (45,000)          5,038
        Other current liabilities                                            209,846      (238,989)        298,218
                                                                           ---------     ---------       ---------
                      Net cash provided by (used in) operating
                          activities                                         387,304      (110,497)        874,939
                                                                           ---------     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (219,119)     (287,854)       (207,025)
    Investment in and advances to HydraLite, Inc.                                  -             -         (21,000)
    Cash proceeds from sale of investment                                          -             -          30,000
                                                                           ---------     ---------       ---------
                      Net cash used in investing activities                 (219,119)     (287,854)       (198,025)
                                                                           ---------     ---------       ---------

                                                                     (Continued)

OPTELECOM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,1996, 1995 AND 1994 (continued)
--------------------------------------------------------------------------------

                                                                              1996          1995           1994
                                                                              ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Borrowings on note payable to bank                                       340,000        60,000               -
    Payment on note payable to bank                                         (400,000)            -        (385,000)
    Proceeds from exercise of stock options                                  130,773         3,359          12,022
    Repayments of long-term debt                                             (34,819)      (23,212)              -
    Borrowings of long-term debt                                                   -       104,457               -
                                                                            --------     ---------        --------
      Net cash provided by (used in) financing activities                     35,954       144,604        (372,978)
                                                                            --------     ---------        --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                            204,139      (253,747)        303,936

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                            62,436       316,183          12,247
                                                                            --------     ---------        --------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                                $266,575     $  62,436        $316,183
                                                                            ========     =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid for interest                                                     $ 24,731      $  6,497        $ 22,646
 Cash paid for income taxes (net of refunds)                                $276,477      $ 59,653        $170,962

                                                                     (Concluded)

See notes to financial statements

OPTELECOM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business - Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company's business consists primarily of the development, manufacture, and sale of fiber optic communications products and laser systems for commercial and military customers.

    The Company is organized into three operating divisions: the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily
    focused  on  electro-optic   technology   development  for
    government-related defense business, and the Research and Development Division, which addresses technology development business opportunities. GPD is composed of two operating groups, Electro/Optics (E/O) Technology and Laser Illuminator Technology. This Division was formed in 1996 from two former divisions, R&D and GLINT. These divisions were combined into one to provide a natural grouping of similar operations and functions. Currently, the business addressed by the individual groups is essentially the same as in prior years. The principal markets for the Companyis
    products and services are located in  California  and several   Southeastern
    and   Southwestern regions  of  the  United   States. Additionally,  the
    Company generates a portion of its revenues from several countries in Europe.

    Use of Estimates - Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of percentage-of-completion on long-term contracts, inventory obsolescence, and valuation allowances for contract receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near-term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts
    different than those reported in the  accompanying   financial   statements.
    Management believes that as of December 31, 1996, the estimates used in the financial statements are adequate based on the information currently available.

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

    Inventories - Production materials are valued at the lower of cost or market applied on a weighted average cost basis. Work-in-process represents direct labor, materials, and overhead incurred on products not delivered to date. Finished goods inventories are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis.

    Property, Equipment, and Depreciation - Property and equipment is stated at cost and includes additions and major replacements and betterments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the assets, whichever is shorter.

    Research and Development Costs - Research and development costs are expensed as incurred. The Company incurred research and development costs of $517,654, $538,977, and $479,888 for the years ended December 31, 1996,
    1995, and 1994,  respectively.

    Earnings Per Share - The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain stock options. The primary weighted average number of common and equivalent shares outstanding was 1,218,893, 1,177,048, and 1,163,012 at December 31, 1996, 1995, and 1994, respectively. The fully diluted weighted average number of common and equivalent shares outstanding was 1,223,429, 1,178,607, and 1,163,012 at December 31, 1996, 1995, and
    1994, respectively.

    Income Taxes - The Company recognizes income tax expense for financial statement purposes following the asset and liability approach for computing deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    Stock-Based Compensation - In 1996, the Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Upon adoption of SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 7 pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

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

2.  CONTRACT RECEIVABLES

    Contract receivables at December 31, 1996 and 1995, consisted of the following:

                                                         1996           1995
                                                         ----           ----
Billed                                                $1,246,388     $1,378,424
Unbilled - net of cumulative progress billings of
    $283,746 for 1996 and $210,820 for 1995              217,038         32,785
                                                      ----------     ----------
                                                      $1,463,426     $1,411,209
                                                      ==========     ==========


    Approximately 40%, 26% and 26% of the Company's revenues in 1996, 1995, and 1994, respectively, were derived from contracts with agencies of the United States Government and their prime contractors. The Company performs the services and ships equipment according to the specific contract terms. Contracts with the United States Department of Defense allow the Defense Contract Audit Agency (DCAA) to audit the contract costs and the Company's compliance with the Federal Acquisition Regulations. The DCAA has audited the costs under contracts for years through 1993. The Company believes that the ultimate outcome of DCAA audits for subsequent years will not have a material effect on the financial statements. Generally, the contract terms for both government and commercial customers require payment of invoices in 30 days.

    On January 25, 1995, the Company was notified that a contract with a prime contractor in the amount of $1,020,232 was terminated for convenience. As a result of the termination, the Company recorded an allowance for uncollectible costs of $34,711 in 1994. During 1995 the Company collected all amounts due under this contract, and accordingly reversed the allowance for uncollectible costs.

    Included in the billed receivables at December 31, 1996, is a retainage receivable of approximately $62,000, which is expected to be received upon completion of the project in 1997.

3.  INVENTORIES

    Inventories at December 31, 1996 and 1995,  consist of the following:


                                               1996            1995
                                               ----            ----
Production materials                       $  765,783      $  549,277
Work in process                               397,123         153,203
Finished goods                                342,062         377,861
                                           ----------      ----------
                                           $1,504,968      $1,080,341
                                           ==========      ==========

4.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1996 and 1995, consist of the following:

                                                        1996           1995
                                                        ----           ----
Laboratory equipment                               $ 1,113,530     $ 1,034,058
Office equipment                                       695,490         576,675
Furniture and fixtures                                  26,366          26,366
Leasehold improvements                                 388,708         367,876
                                                   -----------     -----------
                                                     2,224,094       2,004,975

Less accumulated depreciation and amortization      (1,445,041)     (1,209,610)
                                                   -----------     -----------
Net property and equipment                         $   779,053     $   795,365
                                                   ===========     ===========



5.  DEMAND NOTE PAYABLE TO BANK

    The Company has a credit agreement with a bank whereby it may borrow up to $ 1,000,000 with interest at the bank's prime rate plus 3/4% (9% at December 31, 1996). The total amount of borrowings that may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of December 31, 1996, was $ 1,000,000.

6.  NOTE PAYABLE

    During 1995, Optelecom entered into a promissory note agreement to finance the purchase of equipment. The equipment serves as collateral on the promissory note. The principal amount of the note was $104,458, and the amount outstanding at December 31, 1996, was $46,426. The promissory note is payable at $2,902 a month until April 1998. Principal amounts due under the note in 1997 and 1998 are $34,819 and $11,607, respectively. Interest is payable at prime plus 3/4%. The fair value of this note payable is approximately equal to its carrying value. The note can be prepaid without penalty.

7.  STOCK OPTIONS

    In May 1996, the 1991 Stock Option Plan (the "1991 Plan") was amended to increase the number of options available to purchase shares of common stock from 133,333 shares to 533,333. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to, the Company. The 1991 Plan superseded and replaced the Incentive Stock Option Plan and the Non-Qualified Stock Option Plan that the Company had in operation prior to the adoption of the 1991 Plan. Options outstanding in prior years for the previous plans are included in the 1991 Plan information as presented below.

    The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for nonqualified stock options, as determined by the Board. Options issued prior to April 1, 1996 are exercisable in whole or in part any time after one year from the date of grant. As amended in May 1996, options issued after April 1, 1996 are exercisable after one year from the date of grant and in equal increments over four years. Options issued prior to April 1, 1996 expire three years after the date of grant and, in most cases, upon termination of employment. Options issued after April 1, 1996 expire five years from the date of grant and, in most cases, upon termination of employment. The 1991 Plan will terminate on May 31, 2001, unless terminated sooner by the Board.

    A summary of stock option activity during the years ended December 31, 1996, 1995, and 1994 is as follows:


                                      1996                           1995                       1994
                            ----------------------------- ---------------------------  -------------------------
                                             Exercise                     Exercise                   Exercise
                              Number          Price           Number        Price        Number        Price
                             of Shares         Range        of Shares       Range      of Shares       Range
                             ---------       --------       ---------     ---------    ---------      --------
Outstanding, January 1        42,500      $2.88 -  6.50       41,250    $2.88 - 6.50     37,300    $2.88 - 6.50
Granted                      100,723       2.88 - 10.88        7,500     3.00 - 3.63     38,750     2.88 - 3.38
Exercised                     17,000       2.88 -  3.81            -          -               -          -
Canceled                       9,250       3.81 -  6.50        6,250     3.13 - 6.50     34,800            6.50
                             -------      -------------       ------    ------------     ------    ------------
Outstanding, December 31     116,973      $2.88 - 10.88       42,500    $2.88 - 6.50     41,250    $2.88 - 6.50
                             =======      =============       ======    ============     ======    ============
Exercisable options           19,250      $3.00 -  3.81       34,500    $2.88 - 6.50     40,750    $2.88 - 6.50
                             =======      =============       ======    ============     ======    ============



    On December 19, 1988, the Board of Directors approved the Directors Stock Option Plan (1988 Directors Plan) under which each nonemployee director who attends a meeting of the Board of Directors is, at his election, granted an option to purchase 333 shares of common stock in lieu of receiving a certain dollar value of common stock. The options have an exercise price equivalent to the market value of the stock on the date of such Board meeting. The options are exercisable upon grant and expire three years thereafter. This plan was terminated as of December 31, 1992, and accordingly, no more options will be granted under this plan. All options granted under this plan either expired or were exercised in 1995. There were no outstanding options at December 31, 1995.

    A summary of stock option activity for 1995 and 1994 is as follows:


                                        1995                          1994
                             ----------------------------  ----------------------------
                                             Exercise                        Exercise
                               Number          Price            Number        Price
                             of Shares         Range           of Shares      Range
                             ---------       --------          ---------     --------
Outstanding, January 1        2,997         $1.59 - 3.88         9,657      $1.03 - 3.88
Granted                           -                    -             -
Exercised                     1,332          1.59 - 3.00         4,329       1.03 - 3.00
Canceled                      1,665          3.00 - 3.88         2,331       1.88 - 3.00
                              -----         ------------     ---------      ------------
Outstanding, December 31          -         $     -          $   2,997      $1.59 - 3.88
                              =====         ============     =========      ============
Exercisable options               -         $     -          $   2,997      $1.59 - 3.88
                              =====         ============     =========      ============

    On December 7, 1992, the Board of Directors approved the 1993 Directors' Stock Option Plan (1993 Directors' Plan), which replaces the 1988 Directors' Plan. Under this plan, each nonemployee director who attends a meeting of the Board of Directors is at his election, granted an option to purchase 450 shares of common stock at the fair market value at the grant date in lieu of receiving a certain dollar value of the stock on the date of such Board meeting. The options are exercisable upon grant and expire three years thereafter. In February 1995, the Board of Directors terminated this plan effective December 31, 1995, and accordingly, no more options will be granted under this plan.

    A summary of stock option activity during the years ended December 31, 1996, 1995, and 1994 is as follows:

                                       1996                       1995                      1994
                              -----------------------   --------------------------  ----------------------
                                            Exercise                   Exercise                  Exercise
                                Number        Price       Number        Price          Number     Price
                              of Shares       Range      of Shares       Range       of Shares     Range
                              ---------     --------     ---------     --------      ---------   --------
Outstanding, January 1          27,450    $2.88 - 7.25     7,550     $2.88 - 7.25      4,500   $6.12 - 7.25
Granted                              -          -          9,900      2.75 - 4.50     13,050    2.88 - 4.63
Exercised                       16,200     2.88 - 7.25         -           -               -         -
Canceled                         1,800     5.25 - 6.13         -           -               -         -
                                ------    ------------    ------     ------------     ------   ------------
Outstanding, December 31         9,450    $2.75 - 4.63    27,450     $2.88 - 7.25     17,550   $2.88 - 7.25
                                ======    ============    ======     ============     ======   ============
Exercisable options              9,450    $2.75 - 4.62    27,450     $2.88 - 7.25     17,550   $2.88 - 7.25
                                ======    ============    ======     ============     ======   ============






    In February 1996, the Board of Directors approved the 1996 Directors' Stock Option Plan (1996 Directors' Plan), which replaces the 1993 Directors' Plan. Under this plan, each nonemployee director who attends a meeting of the Board of Directors is granted an option to purchase 500 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter. A total of 50,000 shares of common stock had been reserved at December 31, 1996.

    A summary of stock option activity during the year ended December 31, 1996 is as follows:

                                                                Exercise
                                                Number           Price
                                               of Shares         Range
                                               ---------    -------------
Outstanding, January 1                              -       $     -
Granted                                        16,000        3.25 - 11.25
Exercised                                           -             -
Canceled                                            -             -
                                               ------       -------------
Outstanding, December 31                       16,000       $3.25 - 11.25
                                               ======       =============
Exercisable options                            16,000       $3.25 - 11.25
                                               ======       =============



    In June 1990, the Board of Directors adopted a stock option plan (the Chairman's Plan) under which the Chairman of the Board is the sole participant. On each January 1, the Participant is granted an option to purchase 1,666 shares of common stock at fair market value on the grant date. Each option granted under this plan will expire three years after the date of grant. On the date of adoption, 3,332 options were granted to the participant under the plan. The total amount of shares available under this plan is 13,328. This plan terminated on December 31, 1996, and accordingly, no more options will be granted under this plan. A total of 1,666 shares of common stock had been reserved at December 31, 1996, under this plan.

    A summary of stock option  activity for 1996,  1995, and 1994 is as follows:

                                    1996                      1995                     1994
                           ------------------------  ------------------------ -----------------------
                                        Exercise                  Exercise                Exercise
                              Number      Price         Number      Price       Number      Price
                            of Shares     Range       of Shares     Range     of Shares     Range
                            ---------  ----------     ----------  ---------   ----------  ----------
Outstanding, January 1        4,998   $3.13 - 5.00       3,332   $4.88 - 5.00    3,332   $1.69 - 5.00
Granted                          -                       1,666           3.13    1,666           4.88
Exercised                     1,666           3.13           -         -         1,666           1.69
Canceled                      1,666           3.00           -         -            -
                              -----   --------------     -----   ------------    -----    -----------
Outstanding, December 31      1,666          $4.88       4,998   $3.13 - 5.00    3,332    4.88 - 5.00
                              =====   ==============     =====   ============    =====   ============
Exercisable options           1,666          $4.88       4,998   $3.13 - 5.00    3,332   $4.88 - 5.00
                              =====   ==============     =====   ============    =====   ============


    In July 1991, the Board of Directors approved a special arrangement for the granting of a total of 30,000 stock options to the Companyis president (President's Plan). Under the arrangement, the president receives 10,000 options each year at the market price on the date of grant. The options expire four years from the date of grant. All options under this plan were canceled in 1996.

    A summary of activity in 1996, 1995, and 1994 is as follows:

                                      1996                          1995                          1994
                           ----------------------------- ----------------------------  ---------------------------
                                           Exercise                      Exercise                      Exercise
                             Number          Price         Number         Price          Number          Price
                           of Shares         Range       of Shares         Range        of Shares        Range
Outstanding, January 1       20,000   $3.00  - 4.50        20,000      $3.00 - 4.50       20,000    $3.00 - 4.50
Granted                          -           -                  -            -                 -          -
Exercised                        -           -                  -            -                 -          -
Canceled                     20,000    3.00  - 4.50             -            -                 -          -
                             ------   -------------        ------      ------------       ------    ------------
Outstanding, December 31         -    $     -              20,000      $3.00 - 4.50       20,000    $3.00 - 4.50
                             ======   =============        ======      ============       ======    ============
Exercisable options              -    $     -              20,000      $3.00 - 4.50       20,000    $3.00 - 4.50
                             ======   =============        ======      ============       ======    ============


    In 1996, the Company adopted the disclosure provisions of Statement of
    Financial Accounting   Standards  No.  123  ("SFAS  123"),   Accounting  for
    Stock Based Compensation. The required disclosures include pro forma net income (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used.

    If  compensation  cost for the  Company's  1996 and 1995  grants for
    stock-based   compensation   had  been  determined   consistent  with  the
    fair value-based method of accounting per SFAS 123, the Company's pro forma net income (loss) and pro forma earnings (loss) per share for the years ended December 31, 1996 and 1995 would be as follows:


                                           1996           1995
                                           ----           ----
Net income (loss)
    As reported                           $722,081     $(208,384)
    Pro forma                             $538,647     $(256,467)

Primary earnings (loss) per share
    As reported                           $   0.59     $   (0.18)
    Pro forma                             $   0.44     $   (0.22)


    The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing models with the following assumptions:


                                           1996             1995
                                           ----             ----
Expected dividend yield                     0 %              0 %
Expected stock price volatility            244 %            300 %
Risk-free interest rate                    6.37 %           5.10 %
Expected option term                   3 and 4 years       1 year

8.  INCOME TAXES

    The components of the provision (benefit) for income taxes for the years ended December 31, 1996, 1995, and 1994 are summarized as follows:


                                        1996           1995          1994
                                        ----           ----          ----
Current                               $455,957      $(251,756)     $176,000
Deferred                                 4,179         18,000        12,000
Change in valuation allowance         (150,000)             -             -
                                      --------      ---------      --------
                                      $310,136      $(233,756)     $188,000
                                      ========      =========      ========

    The Company's 1995 tax provision includes the benefit of the carryback of the current year loss to the prior year. Accordingly, an income tax refund receivable of $215,693 has been recorded as of December 31, 1995.

    The difference between the Federal income tax expense (benefit) and the amount computed applying the statutory Federal income tax rate for the years ended December 31, 1996, 1995, and 1994, are summarized as follows:

                                                                 1996     1995     1994
                                                                 ----     ----     ----
Federal income tax (benefit) at statutory rates                   34%     (34)%     34%

Increase (reduction) of taxes:
    State taxes, net of federal benefit                            4       (7)       5
    Utilization of tax credits                                     -        -       (6)
    Valuation allowance related to net deferred tax assets       (15)      (8)       -
    Other                                                          7       (4)       -
                                                                 ---      ---       --
Effective income tax rate                                         30%     (53)%     33%
                                                                 ===      ===       ==

    Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31, 1996 and 1995, are as follows:


                                                          1996          1995
                                                          ----          ----
Deferred liabilities:
    Retainage receivable on long-term contracts       $  (36,831)   $  (67,275)
                                                      ----------    ----------
Gross deferred tax liabilities                           (36,831)      (67,275)
                                                      ----------    ----------
Deferred tax assets:
    Excess book depreciation                              17,482         5,389
    Capitalized overhead and inventory
        obsolescence reserve                              40,410        58,874
    Accrued vacation                                      38,592        27,386
    Deferral of rent expense                              77,742        77,309
    General business tax credits and capital losses            -        48,317
    Warranty reserve                                       8,426             -
                                                      ----------    ----------
Gross deferred tax assets                                182,652       217,275
                                                      ----------    ----------
Less:  Valuation allowance                                     -       150,000
                                                      ----------    ----------
Net deferred tax assets                               $  145,821    $        -
                                                      ==========    ==========


    A valuation allowance of $150,000 at December 31, 1995 was reversed in 1996 because it is more likely than not the deferred tax asset will be realized.

9.  EMPLOYEE BENEFIT PLANS

    The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of six years from the date of entry into the plan. Under the plan, the Company's contribution is determined annually by the Board of Directors and is funded as accrued. The expense for 1996, 1995, and 1994 was $113,329, $-0-, and $115,354,
    respectively.

    The Company has established a combined tax-qualified cash and deferred profit sharing plan under Section 401(k) of the Internal Revenue Code for all of the Company's full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total contributions were $62,827, $60,163 and $52,139 in 1996, 1995 and 1994, respectively.

10. COMMITMENTS AND CONTINGENCIES

    Operating Lease - During 1992, the Company moved its corporate office and manufacturing facilities and entered into a new 10-year noncancelable operating lease expiring August 31, 2002. As an inducement to enter the
    new lease,  the Company  received  certain incentives   such  as  a  rent
    abatement and assumption of existing lease obligations. Additionally, the new lease provided for scheduled rent increases. These lease incentives are being amortized over the new lease period. Rent expense is being recognized on a straight-line basis. In addition to the basic rentals, the lease agreement provides for increases based on payment by the Company of its share of real estate and insurance taxes.

    As of December 31, 1996, future net minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Year Ended December 31,

                1997                                $   200,980
                1998                                    207,009
                1999                                    213,220
                2000                                    219,616
                2001                                    226,205
                Later years                             153,789
                                                    -----------
                                                    $ 1,220,819
                                                    ===========





    Rental  expense was $221,651,  $216,566,  and $211,867 in 1996,  1995, and
    1994, respectively.

    Employment Agreement - The Company has an employment agreement with an officer. In the event of his death while employed, the officeris salary is to be paid to his beneficiaries for one year. Through December 31, 1995, the officer earned a bonus of 1,666 shares of common stock for each twelve-month period of the term of employment (which began January 1, 1984), but no such stock shall be issued directly to him until January 2, 1999. A total of 13,329 shares has been issued in trust through December 31, 1996. All of the shares earned through December 31, 1995, are to be transferred to the officer in the future. The Company recorded expense of $4,948 and $4,998 in 1995 and 1994, respectively, in connection with this agreement.

    Employee Cash/Stock Bonus Plan - In 1980, the Company adopted an employee cash/stock bonus plan for which 8,333 shares of the Company's common stock have been set aside to be issued to employees at the discretion of management. Through 1989, 1,533 shares had been issued. No shares were issued in 1996, 1995, and 1994.

11. INVESTMENT IN HYDRALITE, INC.

    In May, 1993, the Company agreed to make a 14% equity investment in HydraLite, Inc., a start-up telecommunications company under a stock purchase agreement. As of December 31, 1993, the Company had paid a total of $50,000 for the stock and provided an additional $75,345 in administrative, research and development, and marketing support to HydraLite of which $21,000 was recorded as a receivable. The Company had a commitment at December 31, 1993, to pay an additional $21,000 for administrative assistance until HydraLite's first-round equity financing was completed. Due to delays in the completion of HydraLite's financing, management recorded a valuation reserve for the entire receivable and investment at December 31, 1993.

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

12. SEGMENT INFORMATION

    Segment information by major business segment is presented below:

                                                              Year Ended December 31, 1996
                                            ------------------------------------------------------------------
                                                               Government Products Division
                                                                 Electro/         Laser
                                              Communication       Optics       Illuminator
                                                Products        Technology     Technology
                                                Division           Group          Group         Total
                                              -------------    -----------    ------------   ----------
Revenues                                      $6,453,686         $592,981      $1,863,596    $8,910,263
Operating income (loss)                           60,664          (31,903)      1,046,577     1,075,338

Identifiable assets                            3,186,605          262,915         247,363     3,696,883
Corporate assets                                       -                -               -       769,580
                                              ----------         --------      ----------    ----------
Total assets                                  $3,186,605         $262,915      $  247,363    $4,466,463
                                              ==========         ========      ==========    ==========
Gross additions to property and equipment:
    Identifiable                              $  219,119         $      -      $        -    $  219,119
    Corporate                                          -                -               -             -
                                              ----------         --------      ----------    ----------
Total                                         $  219,119         $      -      $        -    $  219,119
                                              ==========         ========      ==========    ==========
Depreciation and amortization:
    Identifiable                              $  235,431         $       -     $        -    $  235,431
    Corporate                                          -                 -              -             -
                                              ----------         --------      ----------    ----------
Total                                         $  235,431         $       -     $        -    $  235,431
                                              ==========         ========      ==========    ==========

                                                           Year Ended December 31, 1995
                                        ------------------------------------------------------------------
                                                            Government Products Division
                                                              Electro/         Laser
                                          Communication        Optics       Illuminator
                                            Products         Technology      Technology
                                            Division            Group          Group           Total
Revenues                                     $5,319,556       $ 395,284       $715,296     $6,430,136
Operating income (loss)                        (470,866)       (263,930)       307,369       (427,427)

Identifiable assets                           3,117,177         101,103         68,635      3,286,915
Corporate assets                                      -               -              -        387,089
                                             ----------       ---------       --------     ----------
Total assets                                 $3,117,177       $ 101,103       $ 68,635     $3,674,004
                                             ==========       =========       ========     ==========
Gross additions to property and equipment:
    Identifiable                             $  287,854       $       -       $      -     $  287,854
    Corporate                                         -               -              -              -
                                             ----------       ---------       --------     ----------
Total                                        $  287,854       $       -       $      -     $  287,854
                                             ==========       =========       ========     ==========
Depreciation and amortization:
    Identifiable                             $  212,470       $       -       $      -     $  212,470
    Corporate                                         -               -              -              -
                                             ----------       ---------       --------     ----------
Total                                        $  212,470       $       -       $      -     $  212,470
                                             ==========       =========       ========     ==========

                                            Year Ended December 31, 1994
                               ------------------------------------------------------
                                             Government Products Division
                                                Electro/      Laser
                               Communication     Optics     Illuminator
                                  Products     Technology   Technology
                                  Division        Group        Group         Total
                               -------------   ----------   -----------      -----
Revenues                         $5,562,130     $ 554,542     $919,397     $7,036,069
Operating income (loss)             174,084      (175,589)     414,195        412,690
Identifiable assets               2,538,970       488,915      189,501      3,217,386
Corporate assets                          -             -            -        399,912
                                 ----------     ---------     --------     ----------
Total assets                     $2,538,970     $ 488,915     $189,501     $3,617,298
                                 ==========     =========     ========     ==========
Gross additions to property
 and equipment:
 Identifiable                    $  124,215     $  82,810     $      -     $  207,025
 Corporate                                -             -            -              -
                                 ----------     ---------     --------     ----------
Total                               124,215        82,810            -        207,025
                                 ==========     =========     ========     ==========
Depreciation and amortization:
 Identifiable                    $  120,712     $  80,475     $      -     $  201,187
 Corporate                                -             -            -              -
                                 ----------     ---------     --------     ----------
Total                            $  120,712     $  80,475     $      -     $  201,187
                                 ==========     =========     ========     ==========

    All of the revenues from Research and Development and GLINT divisions are from U.S. Government agencies and their prime contractors.

    The Company is engaged primarily in the development, manufacture, and sale of optical communications products and laser systems. Revenue represents shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income. Identifiable assets by segment are those assets that are used in the Companyis operations in each segment. Corporate assets consist primarily of cash, prepaid expenses, deferred taxes, and long-term assets.

13. SIGNIFICANT CUSTOMERS AND FOREIGN EXPORTS

    The Companyis primary business activity is with the U.S. Government and its prime contractors and commercial customers providing communications products and services. In 1996, three customers accounted for 21%, 8%, and 8% of sales. During 1995, the Company made sales to two commercial customers that accounted for approximately 10% and 9% of revenues, respectively. During 1994, the Company made sales to individual commercial customers that accounted for approximately 12% and 10% of revenues, respectively. In 1996, 1995, and 1994, the Company had export sales to foreign customers totaling approximately $1,159,000, $860,000 and $923,000, respectively. At December 31, 1996, contract receivables from three customers represented 17%, 13% and 4%, respectively, of total contract receivables outstanding.

                                  * * * * * *

                                                                     SCHEDULE II


OPTELECOM, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                          Balance       Charged to                               Balance
                                        at Beginning    Costs and     Other                       at End
Description                              of Period       Expenses    Changes     Deductions     of Period
-----------                             ------------    -----------  -------     ----------     ---------
Year Ended December 31, 1994

Reserves and allowances deducted
 from asset accounts
 Obsolescence reserve for
  inventory                               $42,469       $ 83,803     $   -     $ (42,870)(1)     $83,402
 Allowance for uncollectible
  contract costs                                -         34,711         -                        34,711
 Reserve for investment                    71,000        (71,000)        -                             -


Year Ended December 31, 1995

Reserves and allowances deducted
 from assets/accounts:
 Obsolescence reserve for
  inventory                               $83,402       $105,722     $   -     $ (92,119)        $97,005
 Allowance for uncollectible
  contract costs                           34,711        (34,711)        -             -               -

Year Ended December 31, 1996

Reserves and allowances deducted
 from asset accounts:
 Obsolescence reserve for
  inventory                               $97,005       $ 92,494     $   -     $(113,250)        $76,249
 Allowance for uncollectible
  contract costs                                -         78,186         -             -          78,186

(1) Scrap inventory

                                                                      EXHIBIT 11

OPTELECOM, INC.

EARNINGS PER SHARE
YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                 1996          1995          1994
                                                 ----          ----          ----
Primary Earnings Per Share:
      Net earnings (loss)                     $  722,081    $ (208,384)   $  382,347
                                              ==========    ==========    ==========
Weighted average common and common
 equivalent shares                            $1,183,253    $1,170,393    $1,162,660
Adjustment to options using average year
 price when dilutive                              35,640         6,655           352
                                              ----------    ----------    ----------
Primary shares                                 1,218,893     1,177,048     1,163,012
                                              ==========    ==========    ==========
Earnings (loss) per share                     $      .59    $    (0.18)   $     0.33
                                              ==========    ==========    ==========
Fully Diluted Earnings Per Share:
      Net earnings (loss)                     $  722,081    $ (208,384)   $  382,347
                                              ==========    ==========    ==========
Weighted average common and common
 equivalent shares                             1,183,253     1,170,393     1,162,660
Adjustment to options using year
 end price when dilutive                          40,176         8,214           352
                                              ----------    ----------    ----------
Fully diluted shares                           1,223,429     1,178,607     1,163,012
                                              ==========    ==========    ==========
Earnings (loss) per share                     $     0.59    $    (0.18)   $     0.33
                                              ==========    ==========    ==========

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

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

         See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K, under the heading "Miscellaneous."

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.       Financial Statements and Financial Statement Schedules
         Report of Independent Certified Public Accountants

Statements
----------

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the Years Ended December 31, 1996, 1995, and 1994

Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994

Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

Summary of Accounting Policies

Notes to Financial Statements

2.       Financial Statement Schedules

         Schedule II Valuation and Qualifying Accounts, Years Ended December 31, 1996, 1995, and 1994

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

3.       Exhibits

         Item 3(i)(1) Restated Certificate of Articles of Incorporation of Optelecom, Inc. as in effect March 14, 1994.

         Item 3(i)(2) Certificate of Amendment of Articles of Incorporation

         Item 11 - Statement Regarding Computations of Per Share Earnings

         Item 21 - The significant subsidiaries of the Registrant, as defined in
         Section 1-02(w) of regulations S-X are:

                  Optelecom FSC, Inc., a U.S. Virgin Island Corporation

4.       Reports on Form 8-K

         No 8-Ks were filed during 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OPTELECOM, INC.


Date: March 27, 1997               By   /s/ William H. Culver
                                      __________________________________________
                                            William H. Culver
                                            Chairman and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            OPTELECOM, INC.


Date: March 27, 1997               By   /s/ William H. Culver
                                      __________________________________________
                                            William H. Culver
                                            Chairman and Treasurer


Date: March 27, 1997               By   /s/ Edmund D. Ludwig
                                      __________________________________________
                                            Edmund D. Ludwig
                                            Director and President

Date: March 27, 1997               By   /s/ John A. Jamieson
                                      __________________________________________
                                            John A. Jamieson
                                            Director

Date: March 27, 1997               By   /s/ Gordon A. Smith
                                      __________________________________________
                                            Gordon A. Smith
                                            Director


Date: March 27, 1997               By   /s/ Alexander L. Karpinski
                                      __________________________________________
                                            Alexander L. Karpinski
                                            Director


Date: March 27, 1997               By   /s/ Calvin T. Mathews
                                      __________________________________________
                                            Calvin T. Mathews
                                            Director