Form 10-Q
period 1997-03-31
OPTELECOM INC
filed 1997-04-22
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997                      Commission File No. 0-8828



                                 Optelecom, Inc.
                          ----------------------------
                          (Exact Name of Registrant as
                            Specified in its Charter)



             Delaware                                     52-1010850
             --------                                     ----------
(State of Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)



9300 Gaither Road Gaithersburg, MD                             20877
----------------------------------                             -----
(Address of Principal Executive Offices)                     (Zip Code)


                                                           (301) 840-2121
Registrant's Telephone Number,                             --------------
Including Area Code                                        (Phone Number)



                                      NONE
                         ------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                               Yes   X      No
                                    ---         ---

         Common Stock Outstanding
         as of March 31, 1997                     1,213,624
                                                  ---------

                                 OPTELECOM, INC.
                                    FORM 10-Q

                                    CONTENTS
                                    --------




PART I.           FINANCIAL INFORMATION



                  ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                          Condensed Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996 (Audited)

                          Condensed Statements of Operations for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

                          Statements of Cash Flows for the Three months Ended March 31, 1997 and 1996 (Unaudited)

                          Notes to Condensed Financial Statements (Unaudited)


                  ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.          OTHER INFORMATION

                                 OPTELECOM, INC.
                            Condensed Balance Sheets
                   as of March 31, 1997 and December 31, 1996


                            ASSETS                                1997            1996
                            ------                             -----------    -----------
                                                               (Unaudited)      (Audited)
Current Assets:

         Cash and cash equivalents .........................   $   228,632    $   266,575
         Accounts receivable ...............................     1,640,956      1,463,426
         Inventory .........................................     1,648,730      1,504,968
         Prepaid expenses and other assets .................       400,541        306,620
         Deferred tax asset ................................        66,145         66,145
                                                               -----------    -----------
         Total current assets ..............................     3,985,004      3,607,734

Property and Equipment, at cost less accumulated
  depreciated and amortization .............................       861,744        779,053
Deferred Tax Asset .........................................        79,676         79,676
                                                               -----------    -----------

TOTAL ASSETS ...............................................     4,926,424      4,466,463
                                                               ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:

         Accounts payable ..................................       923,473        591,682
         Accrued payroll ...................................        79,435        127,172
         Accrued annual leave ..............................       126,333        104,788
         Other current liabilities .........................       373,719        362,808
         Current portion of notes payable ..................            --         34,819
                                                               -----------    -----------
         Total current liabilities .........................     1,502,960      1,221,269
                                                               -----------    -----------

Long Term Liabilities:
         Note payable ......................................            --         11,607
         Deferred rent liability ...........................       187,618        191,956
                                                               -----------    -----------
         Total long-term liabilities .......................       187,618        203,563
                                                               -----------    -----------

TOTAL LIABILITIES ..........................................     1,690,578      1,424,832
                                                               -----------    -----------

Stockholders' Equity

         Common Stock - par value $.03 per share,
         Authorized 5,000,000 shares, issued and outstanding
           1,213,624 and 1,207,574 .........................        36,409         36,227
         Discount on common stock ..........................       (11,161)       (11,161)
         Additional paid-in capital ........................     2,054,090      2,027,916
         Retained earnings .................................     1,156,508        988,649
                                                               -----------    -----------

         Total stockholders' equity ........................     3,235,846      3,041,631
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 4,926,424    $ 4,466,463
                                                               ===========    ===========




         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                       Condensed Statements of Operations
               for the Three Months Ended March 31, 1997 and 1996
                                   (UNAUDITED)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 1997   March 31, 1996
                                                 --------------   --------------

Revenue ........................................    $2,678,211      $ 1,744,421
Direct Costs, Overhead and G&A .................     2,384,910        1,753,321
                                                    ----------      -----------
Operating Income (Loss) ........................       293,301           (8,900)
Other Expenses .................................         2,242           23,368
                                                    ----------      -----------
Income (Loss) Before Income Taxes ..............       291,059          (32,268)
Provision for Income Taxes .....................       123,200               --
                                                    ----------      -----------
Net Income (Loss) ..............................       167,859          (32,268)
                                                    ==========      ===========
Net Earnings (Loss) Per Share ..................    $     0.13      $     (0.03)
Weighted Average Number of Common Shares and
Common Share Equivalents Outstanding ...........     1,285,888        1,177,066




         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                            Statements of Cash Flows
                          as of March 31, 1997 and 1996
                                   (UNAUDITED)

                                                             Three Months Ended March 31
                                                                   1997          1996
                                                                   ----          ----
Operating Activities
         Net Income (loss) ..................................   $ 167,859    $ (32,268)
         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:
                  Depreciation and amortization .............      65,311       56,923
                  Gain on sale of equipment .................     (15,357)          --
                  Deferred rent .............................      (4,338)      (2,889)
                  Common stock for services .................       8,200           --
         (Increase) decrease in assets:
                  Accounts receivable .......................    (177,530)     (84,581)
                  Inventories ...............................    (143,762)      63,875
                  Prepaid expenses and other assets .........     (93,921)      28,172
         Increase (decrease) in liabilities:
                  Accounts payable ..........................     331,791     (212,918)
                  Accrued payroll ...........................     (47,737)     (42,721)
                  Accrued annual leave ......................      21,545       14,674
                  Other current liabilities .................      10,911       39,076
                                                                ---------    ---------
Net cash provided by (used in) operating activities .........     122,972     (172,657)

Investing Activities
         Proceeds from sale of equipment ....................      22,000           --
         Capital expenditures ...............................    (154,645)     (40,956)
                                                                ---------    ---------
         Net cash (used in) investing activities ............    (132,645)     (40,956)

Financing Activities
         Net borrowings on note payable to bank .............          --      340,000
         Proceeds from stock options ........................      18,156           --
         Payment on long term debt ..........................     (46,426)      (8,699)
                                                                ---------    ---------
         Net cash (used in) provided by financing activities      (28,270)     331,301

         Net (decrease) increase in cash and cash equivalents     (37,943)     117,688

Cash and cash equivalents - beginning of period .............     266,575       62,436
                                                                ---------    ---------
Cash and cash equivalents - end of period ...................   $ 228,632      180,124
                                                                =========    =========

Supplemental Disclosures of Cash Flow Information

         Cash Paid During the Period for Interest ...........       1,360        5,592


         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, Inc.
               Notes to Condensed Financial Statements (Unaudited)

1.       Basis of Presentation
         ---------------------

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

         In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996.

2.       Line of Credit
         --------------

         The Company has a credit agreement with a bank, whereby it may borrow up to $1,000,000 with interest at the bank's prime rate plus 3/4%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of March 31, 1997 is $1,000,000.

3.       Inventory
         ---------

         Inventory consisted of the following:

                                         March 31, 1997       March 31, 1996
                                         --------------       --------------

Raw materials ........................        618,961           $  402,036
WIP ..................................        490,234              272,448
Finished goods .......................        539,535              341,982
                                           ----------           ----------
Total ................................     $1,648,730           $1,016,466
                                           ==========           ==========

4.       New Accounting Pronouncements
         -----------------------------

         Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

         SFAS No. 128 requires the company to compute and present a basic and diluted earnings per share. Had the company computed earnings per share in accordance with SFAS No. 128 the results would have been as follows:

                                        March 31, 1997   March 31, 1996
                                        --------------   --------------

Basic earnings per share ................    $0.14           $(0.03)
Diluted earnings per share ..............    $0.13           $(0.03)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

         Results of Operations
         ---------------------

         In 1997, first quarter revenues were $2,678,211 with a net income of $167,859 compared to same-period revenues of $1,744,421 and net loss of ($32,268) in 1996.

         Communication Products Division (CPD) first quarter 1997 revenues were $2,183,853 compared to $1,444,132 for the same period in 1996. The group had an operating income of $145,448 compared to a loss of ($24,884) for the first quarter of 1996. The increase in revenues is due to higher-than-normal sales to our OEM accounts and other system integrators.

         Revenues for the Electro-Optics Technology Group were $155,866 for the first quarter of 1997 compared to $135,381 for the first quarter of 1996. The group realized an operating loss of $(1,664) for the first quarter, which was substantially lower than the loss of ($41,347) incurred in the same quarter of 1996. The higher revenue reflects the impact of a higher level of contract work for winding fiber optic gyro coils booked in the first quarter of 1996. We anticipate improved revenue for the balance of the year from new contracts in this area.

         Laser Illuminator Group revenues were $338,492 for the quarter compared to $164,908 for the equivalent period of 1996; operating profit was $149,517 compared to a profit of $33,963 for the same quarter in 1996. We anticipate continued significant revenue levels for this segment through the remainder of the year, with a stable work load on our current contracts, and a backlog of approximately $836,000.

         Company backlog at the end of the March 31, 1997 was $2,593,267.

         Liquidity and Capital Resources
         -------------------------------

         There were moderate changes in the Company's financial condition in the first quarter of 1997. At the end of this quarter the current ratio was 2.7 compared to 3.0 at the end of 1996 and 2.2 at the end of the first quarter of 1996. The overall cash provided by operating activities for the first three months of 1997 was $122,972 compared to $(172,657) the first three months of 1996.

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

                  None

         ITEM 5 - OTHER INFORMATION

                  None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ending March 31, 1997.