Form 10-Q
period 1997-06-30
OPTELECOM INC
filed 1997-07-30
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997                      Commission File No. 0-8828

                                Optelecom, Inc.
                          (Exact Name of Registrant as
                           Specified in its Charter)

             Delaware                                    52-1010850
(State of Other Jurisdiction of           (IRS Employer Identification No.)
Incorporation or Organization)

9300 Gaither Road Gaithersburg, MD                                  20877
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number,                                (301) 840-2121
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

                                       Yes   X     No

         Common Stock Outstanding
         as of June 30, 1997                          1,220,774

                                OPTELECOM, INC.
                                   FORM 10-Q

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

                  ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                           Condensed Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996 (Audited)

                           Condensed Statements of Operations for the Three Months Ended June 30, 1997 and 1996 (Unaudited)

                           Condensed Statements of Operations for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

                           Statements of Cash Flows for the Six months Ended June 30, 1997 and 1996 (Unaudited)

                           Notes to Condensed Financial Statements (Unaudited)

                  ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.          OTHER INFORMATION

                                OPTELECOM, INC.
                            Condensed Balance Sheets
                    as of June 30, 1997 and December 31, 1996

                              ASSETS                            1997                    1996
                              ------                         -----------              ---------
                                                             (Unaudited)              (Audited)
Current Assets:

         Cash and cash equivalents                           $   90,760            $   266,575
         Accounts receivable                                  2,734,312              1,463,426
         Inventory                                            1,735,473              1,504,968
         Prepaid expenses and other assets                      390,623                306,620
         Deferred tax asset                                      66,145                 66,145
                                                             ----------            -----------
         Total current assets                                 5,017,313              3,607,734


Property and Equipment, at cost less accumulated
  depreciated and amortization                                  877,835                779,053
Deferred Tax Asset                                               79,676                 79,676
                                                             ----------            -----------


TOTAL ASSETS                                                  5,974,824              4,466,463
                                                             ==========             ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:

         Accounts payable                                     1,256,576                591,682
         Accrued payroll                                        144,608                127,172
         Accrued annual leave                                   142,266                104,788
         Other current liabilities                              591,757                362,808
         Demand note payable                                    100,000                    ---
         Current portion of notes payable                           ---                 34,819
                                                             ----------            -----------
         Total current liabilities                            2,235,207              1,221,269
                                                             ----------            -----------


Long Term Liabilities:
         Note payable                                               ---                 11,607
         Deferred rent liability                                184,313                191,956
                                                             ----------            -----------
         Total long-term liabilities                            184,313                203,563
                                                             ----------            -----------


TOTAL LIABILITIES                                             2,419,520              1,424,832
                                                             ----------            -----------


Stockholders' Equity

         Common Stock - par value $.03 per share,
         Authorized 5,000,000 shares, issued and
         outstanding 1,220,774 and 1,207,574                     36,624                 36,227
         Discount on common stock                              (11,161)               (11,161)
         Additional paid-in capital                           2,077,427              2,027,916
         Retained earnings                                    1,452,414                988,649
                                                             ----------            -----------


         Total stockholders' equity                           3,555,304              3,041,631
                                                             ----------            -----------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $5,974,824             $4,466,463
                                                             ==========             ==========

         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                       Condensed Statements of Operations
                for the Three Months Ended June 30, 1997 and 1996
                                  (UNAUDITED)


                                                 Three Months      Three Months
                                                    Ended             Ended
                                                June 30, 1997      June 30, 1996
                                               --------------      -------------

Revenue                                           $3,523,962        $2,306,225
Direct Costs, Overhead and G&A                     3,063,961         1,948,657
                                                  ----------        ----------

Operating Income                                     460,001           357,568
Other (Income) Expenses                                (144)            13,257
                                                  ----------        ----------

Income Before Income Taxes                           460,145           344,311

Provision for Income Taxes                           164,239           110,000
                                                  ----------        ----------

Net Income                                           295,906           234,311
                                                  ==========         =========

Net Earnings Per Share                            $     0.23         $    0.20

Weighted Average Number of Common Shares and
Common Share Equivalents Outstanding               1,291,409         1,192,828


         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                       Condensed Statements of Operations
                 for the Six Months Ended June 30, 1997 and 1996
                                  (UNAUDITED)


                                                  Six Months       Six Months
                                                    Ended            Ended
                                                June 30, 1997     June 30, 1996
                                                -------------     -------------

Revenue                                           $6,202,173       $4,050,647
Direct Costs, Overhead and G&A                     5,448,871        3,701,979
                                                  ----------       ----------

Operating Income                                     753,302          348,668
Other Expenses                                         2,098           36,626
                                                  ----------       ----------

Income Before Income Taxes                           751,204          312,042

Provision for Income Taxes                           287,439          110,000
                                                  ----------       ----------

Net Income                                           463,765          202,042
                                                  ==========       ==========

Net Earnings Per Share                            $     0.36       $     0.17

Weighted Average Number of Common Shares and
Common Share Equivalents Outstanding               1,296,930        1,187,015



         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                            Statements of Cash Flows
                          as of June 30, 1997 and 1996
                                  (UNAUDITED)

                                                                                    Six Months Ended June 30
                                                                                    1997                 1996
                                                                                -----------           ----------
Operating Activities
         Net Income                                                               $463,765             $202,042
         Adjustments to reconcile net income to net
            cash provided by (used in) operating activities:
                  Depreciation and amortization                                    134,111              115,001
                  Gain on sale of equipment                                       (15,357)                  ---
                  Deferred rent                                                    (7,643)              (5,782)
                  Deferred income taxes                                                ---               40,693
                  Common stock for services                                          8,000                  ---
         Increase in assets:
                  Accounts receivable                                          (1,270,886)            (477,323)
                  Inventories                                                    (230,505)             (97,323)
                  Prepaid expenses and other assets                               (84,003)             (39,231)
         Increase in liabilities:
                  Accounts payable                                                 664,894               13,469
                  Accrued payroll                                                   17,436               10,809
                  Accrued annual leave                                              37,478               13,075
                  Other current liabilities                                        228,949               58,164
                  Accrued commission                                                   ---                7,613
                  Accrued income tax                                                   ---              110,000
                                                                              ------------           ----------
Net cash used in operating activities                                             (53,762)             (48,793)

Investing Activities
         Proceeds from sale of equipment                                            22,000                  ---
         Capital expenditures                                                    (239,535)             (65,274)
                                                                              ------------           ----------
         Net cash used in investing activities                                   (217,535)             (65,274)

Financing Activities
         Borrowings on note payable to bank                                        100,000              250,000
         Payments on long term debt                                               (46,426)             (17,413)
         Proceeds from stock options                                                41,908                7,818
                                                                              ------------           ----------
         Net cash  provided by financing activities                                 95,482              240,405


         Net (decrease) increase in cash and cash equivalents                    (175,815)              126,338


Cash and cash equivalents - beginning of period                                    266,575               62,436
                                                                              ------------           ----------
Cash and cash equivalents - end of period                                     $     90,760           $  188,774
                                                                              ============           ==========

Supplemental Disclosures of Cash Flow Information

         Cash Paid During the Period for Interest                                      902               15,860

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

2.       Line of Credit

         The Company has a credit agreement with a bank, whereby it may borrow up to $1,250,000 with interest at the bank's prime rate plus 1/4%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of June 30, 1997 is $1,150,000.

3.       Inventory

         Inventory consisted of the following:


                                           June 30, 1997         June 30, 1996
                                           -------------         -------------
                    Raw materials              708,005            $  486,153
                    WIP                        500,800               405,379
                    Finished goods             526,668               286,132
                                            ----------            ----------
                    Total                   $1,735,473            $1,177,664
                                            ==========            ==========

4.       New Accounting Pronouncements

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

         SFAS No. 128 requires the company to compute and present a basic and diluted earnings per share. Had the company computed earnings per share in accordance with SFAS No. 128 the results would have been as follows:


                                       Three Months Ending   Three Months Ending
                                          June 30, 1997         June 30, 1996
                                          -------------         -------------

         Basic earnings per share            $0.24                  $0.20
         Diluted earnings per share          $0.23                  $0.20

                                       Six Months Ending      Six Months Ending
                                         June 30, 1997           June 30, 1996
                                         -------------           -------------
           Basic earnings per share         $0.38                   $0.17
           Diluted earnings per share       $0.36                   $0.17


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

         Results of Operations

         In 1997, year-to-date revenues were $6,202,173 with a net income of $463,765 compared to same-period revenues of $4,050,647 and net income of $202,042 in 1996.

         Quarter-to-date revenues were $3,523,962 with a net income of $295,906 as compared to 2,306,225 in 1996 with $234,311 profits.

         Communication Products Division (CPD) second quarter 1997 revenues were $2,809,379 compared to $1,716,515 for the same period in 1996. The group had an operating income of $172,704 compared to an operating income of $155,012 for the second quarter of 1996. The increase in revenues is due to a generally higher level of business in all market segments.

         Government Products Division

         Revenues for the Electro-Optics Technology Group were $206,063 for the second quarter of 1997 compared to $165,193 for the second quarter of 1996. The group realized an operating income of $29,576 for the second quarter, which was an improvement over the loss of ($4,709) incurred in the same quarter of 1996. The higher revenue reflects the impact of a higher level of contract work for winding fiber optic gyro coils booked in the first half of 1997. We anticipate improved revenue for the balance of the year from new contracts in this area.

         Laser Illuminator Division revenues were $508,520 for the quarter compared to $424,516 for the equivalent period of 1996; operating profit was $320,581 compared to a profit of $207,265 for the same quarter in 1996. We anticipate continued significant revenue levels for this segment through the remainder of the year, with a stable work load on our current contracts, and a backlog of approximately $1,125,178.

         Costs associated with a new business activity were expensed in the Government Products Division; this activity had no revenue and costs of ($62,860).

         Company backlog at the end of the June 30, 1997 was $3,011,497.

         Liquidity and Capital Resources

         There were moderate changes in the Company's financial condition in the second quarter of 1997. At the end of this quarter the current ratio was 2.35 compared to 2.95 at the end of 1996 and 2.1 at the end of the second quarter of 1996. The overall cash used by operating activities for the first six months of 1997 was ($53,762) compared to $(48,793) the first six months of 1996.

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

                  None

         ITEM 5 - OTHER INFORMATION

                  None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the six months ending June 30, 1997.

         EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER
                      SHARE


                                          Six Months Ended      Six Months Ended
                                           June 30, 1997         June 30, 1996
                                           ------------          -------------

Average common shares and common             1,302,392               1,187,015
 share equivalents outstanding
Net income (loss)                             $463,765                $202,042
Fully diluted earnings per share              $   0.36                $   0.17

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OPTELECOM, INC.

Date:  July 24, 1997
                                  _________________________________________
                                  Edmund D. Ludwig, President and CEO




                                  _________________________________________
                                  Robert S. Lalley, Chief Financial Officer