Form 10-Q
period 1997-09-30
OPTELECOM INC
filed 1997-11-10
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997                  Commission File No. 0-8828


                                 Optelecom, Inc.
                          ----------------------------
                          (Exact Name of Registrant as
                            Specified in its Charter)


         Delaware                                          52-1010850
-------------------------------                ---------------------------------
(State of Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


9300 Gaither Road Gaithersburg, MD                            20877
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number,                           (301) 840-2121
                                                         --------------
Including Area Code                                      (Phone Number)


                                      NONE
        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                            Yes   X     No
                                 ---        ---

    Common Stock Outstanding
    as of September 30, 1997           1,223,274
                                       ---------

                                 OPTELECOM, INC.
                                    FORM 10-Q

                                    CONTENTS
                                    --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                  Condensed Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996 (Audited)

                  Condensed Statements of Operations for the Three Months Ended September 30, 1997 and 1996 (Unaudited)

                  Condensed Statements of Operations for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

                  Statements of Cash Flows for the Nine months Ended September 30, 1997 and 1996 (Unaudited)

                  Notes to Condensed Financial Statements (Unaudited)

         ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

                                 OPTELECOM, INC.
                            Condensed Balance Sheets
                 as of September 30, 1997 and December 31, 1996

                                                                    1997              1996
                                                                 -----------       -----------
                              ASSETS                             (Unaudited)        (Audited)
                              ------
Current Assets:
        Cash and cash equivalents                                  $    68,615      $  266,575
        Accounts receivable                                          2,971,092       1,463,426
        Inventory                                                    1,682,562       1,504,968
        Prepaid expenses and other assets                              407,177         306,620
        Deferred tax asset                                              66,145          66,145
                                                                   -----------      ----------
        Total current assets                                         5,195,591       3,607,734

Property and Equipment, at cost less accumulated
  depreciated and amortization                                         949,049         779,053
Deferred Tax Asset                                                      79,676          79,676
                                                                   -----------      ----------
TOTAL ASSETS                                                         6,224,316       4,466,463
                                                                   ===========      ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
        Accounts payable                                               816,089         591,682
        Accrued payroll                                                 92,257         127,172
        Accrued annual leave                                           131,607         104,788
        Other current liabilities                                      773,550         362,808
        Demand note payable                                            300,000             ---
        Current portion of notes payable                                   ---          34,819
                                                                   -----------      ----------
        Total current liabilities                                    2,113,503       1,221,269

Long Term Liabilities:
        Note payable                                                       ---          11,607
        Deferred rent liability                                        178,443         191,956
                                                                   -----------      ----------
        Total long-term liabilities                                    178,443         203,563
                                                                   -----------      ----------
TOTAL LIABILITIES                                                    2,291,946       1,424,832
                                                                   -----------      ----------
Stockholders' Equity
--------------------
        Common Stock - par value $.03 per share,
        Authorized 5,000,000 shares, issued and outstanding
          1,223,274 and 1,207,574                                       36,698          36,227
        Discount on common stock                                       (11,161)        (11,161)
        Additional paid-in capital                                   2,087,312       2,027,916
        Retained earnings                                            1,819,521         988,649
                                                                   -----------      ----------
        Total stockholders' equity                                   3,932,370       3,041,631
                                                                   -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 6,224,316     $ 4,466,463
                                                                   ===========     ===========

         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                       Condensed Statements of Operations
             for the Three Months Ended September 30, 1997 and 1996
                                   (UNAUDITED)

                                                                    Three Months             Three Months
                                                                           Ended                    Ended
                                                              September 30, 1997       September 30, 1996
                                                              ------------------       ------------------
Revenue                                                               $3,179,442               $2,382,428
Direct Costs, Overhead and G&A                                         2,658,151                1,823,850
                                                                      ----------               ----------

Operating Income                                                         521,291                  558,578
Other Expenses                                                            23,064                    7,081
                                                                      ----------               ----------

Income Before Income Taxes                                               498,227                  551,497

Provision for Income Taxes                                               131,120                  219,249
                                                                      ----------               ----------

Net Income                                                               367,107                  332,248
                                                                      ==========               ==========

Net Earnings Per Share                                                      0.28                     0.28

Weighted Average Number of Common Shares and Common Share
Equivalents Outstanding                                                1,309,953                1,197,904

         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                       Condensed Statements of Operations
              for the Nine Months Ended September 30, 1997 and 1996
                                   (UNAUDITED)

                                                                Nine Months              Nine Months
                                                                      Ended                    Ended
                                                         September 30, 1997       September 30, 1996
                                                         ------------------       ------------------
Revenue                                                          $9,381,615               $6,433,078
Direct Costs, Overhead and G&A                                    8,107,022                5,525,829
                                                                 ----------               ----------

Operating Income                                                  1,274,593                  907,249
Other Expenses                                                       25,162                   42,907
                                                                 ----------               ----------

Income Before Income Taxes                                        1,249,431                  864,342

Provision for Income Taxes                                          418,559                  330,049
                                                                 ----------               ----------

Net Income                                                          830,872                  534,293
                                                                 ==========               ==========

Net Earnings Per Share                                                 0.64                     0.45
Weighted Average Number of Common Shares and Common Share
Equivalents Outstanding                                           1,296,571                1,175,356

         The accompanying notes are an integral part of this statement.

                                                OPTELECOM, INC.
                                           Statements of Cash Flows
                                       as of September 30, 1997 and 1996
                                                  (UNAUDITED)

                                                                 Nine Months Ended September 30
                                                                    1997                 1996
                                                                ------------          -----------
Operating Activities
--------------------
        Net Income                                             $    830,872           $  534,293
        Adjustments to reconcile net income to net
           cash provided by (used in) operating activities:
              Depreciation and amortization                         204,906              173,664
              Gain on sale of equipment                             (15,357)                 ---
              Deferred rent                                         (13,513)              (8,676)
              Income tax receivable                                     ---              163,322
              Common stock for services                               8,000                  ---
        Increase in assets:
              Accounts receivable                                (1,507,666)            (558,774)
              Inventory                                            (177,594)            (360,345)
              Prepaid expenses and other assets                    (100,557)              19,600
        Increase in liabilities:
              Accounts payable                                      224,407             (169,039)
              Accrued payroll                                       (34,915)              (1,008)
              Accrued annual leave                                   26,819               12,479
              Other current liabilities                             410,742              240,413
              Accrued income tax                                        ---              110,000
                                                               ------------           ----------
Net cash used in operating activities                              (143,856)             155,929

Investing Activities
--------------------
        Proceeds from sale of equipment                              22,000                  ---
        Capital expenditures                                       (381,546)            (117,366)
                                                                ------------           ----------
        Net cash used in investing activities                      (359,546)            (117,366)

Financing Activities
--------------------
        Borrowings on note payable to bank                          300,000              (26,115)
        Payments on long term debt                                  (46,426)             (10,000)
        Proceeds from stock options                                  51,868               13,563
                                                               ------------           ----------
        Net cash  provided by financing activities                  305,442              (22,552)

        Net (decrease) increase in cash and cash equivalents       (197,960)              16,011

Cash and cash equivalents - beginning of period                     266,575               62,436
                                                               ------------           ----------
Cash and cash equivalents - end of period                            68,615               78,447
                                                               ============           ==========
Supplemental Disclosures of Cash Flow Information

        Cash Paid During the Period for Interest                     10,016               19,473

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

2.       Line of Credit
         --------------

         The Company has a credit agreement with a bank, whereby it may borrow up to $1,250,000 with interest at the bank's prime rate plus 1/4%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of September 30, 1997 is $950,000.

3.       Inventory
         ---------

         Inventory consisted of the following:

                                 September 30, 1997        September 30, 1996
                                 ------------------        ------------------
         Raw materials                   $  778,369                $  605,683
         WIP                                468,116                   537,128
         Finished goods                     436,077                   297,875
                                         ----------                ----------
         Total                           $1,682,562                $1,440,686
                                         ==========                ==========

4.       New Accounting Pronouncements

         Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", was recently issued by the Financial Accounting Standards Board. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted.

         SFAS No. 128 requires the company to compute and present a basic and diluted earnings per share. Had the company computed earnings per share in accordance with SFAS No. 128 the results would have been as follows:

                                    Three Months Ending     Three Months Ending
                                    September 30, 1997      September 30, 1996
                                    ------------------      ------------------
     Basic earnings per share              0.30                    0.28
     Diluted earnings per share            0.28                    0.27

                                    Nine Months Ending      Nine Months Ending
                                    September 30, 1997      September 30, 1996
                                    ------------------      ------------------
     Basic earnings per share              0.68                    0.45
     Diluted earnings per share            0.64                    0.44

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

         Results of Operations
         ---------------------

         In 1997, year-to-date revenues were $9,381,615 with a net income of $830,872 compared to same-period revenues of $6,433,078 and net income of $534,293 in 1996.

         Quarter-to-date revenues were $3,179,442 a net income of $367,107 compared to $2,382,428 in 1996 with net income of $332,248.

         Communication Products Division
         -------------------------------

         Communication Products Division (CPD) had third quarter revenues of $2,467,620. This was an increase of 63% over $1,511,605 for the same period in 1996. CPD net income also increased 461% with net income of $160,768 for the third quarter in 1997 compared to $28,675 for the same period in 1996. The increase in revenues is a continuation of the growth exhibited in the first and second quarters of 1997 reflecting the increased sales and marketing efforts in our high-resolution video products, international sales efforts in Europe and China, and intelligent transportation systems both for highway and air traffic controller applications. Strong management and cost control efforts in Manufacturing have allowed the rapid increase in shipped product while containing costs for expansion.

         Government Products Division
         ----------------------------

         Revenues for the Electro-Optics Technology Group were $175,615 for the third quarter of 1997 compared to $133,346 for the third quarter of 1996. The group realized a net income of $2,414 for the third quarter, which was an improvement over the loss of ($20,662) incurred in the same quarter of 1996. The higher revenue reflects the impact of a higher level of contract work for winding fiber optic gyro coils booked in the first half of 1997. We anticipate improved revenue for the balance of the year from new contracts in this area.

         Laser Illuminator Group revenues were $536,207 for the quarter compared to $737,477 for the equivalent period of 1996; net income was $264,350 compared to a net income of $324,235 for the same quarter in 1996. The decrease in revenue in the third quarter of 1997 was due to lower delivery requirements by the United States Air Force. We anticipate continued significant revenue levels for this segment through the remainder of the year, with a stable workload on our current contracts.

         Costs incurred in the third quarter of 1997 associated with a new business activity were expensed in the Government Products Division; this activity had no revenue and costs of ($60,425) for the third quarter of 1997. Year-to-date expenses were ($123,284).

         Company backlog at the end of the September 30, 1997 was $2,320,986.

         Liquidity and Capital Resources
         -------------------------------

         There were moderate changes in the Company's financial condition in the third quarter of 1997 with the current ratio at 2.45 compared to 2.95 at the end of 1996 and 2.61 at the end of the third quarter of 1996. The overall cash used by operating activities for the first nine months of 1997 was ($143,856) compared to $155,929 the first nine months of 1996.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

                  None

         ITEM 2 - CHANGES IN SECURITIES

                  None

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

         ITEM 5 - OTHER INFORMATION

         Optelecom, Inc. has signed a letter of intent to acquire Paragon Audio Visual Limited of the United Kingdom, a privately-held supplier of products and systems supporting financial markets data information and business television services.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the nine months ending September 30, 1997.

         EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS)
                      PER SHARE

                                    Nine Months Ended      Nine Months Ended
                                   September 30, 1997      September 30, 1996
                                   ------------------      -----------------
Average common shares and common
  share equivalents outstanding             1,296,571              1,175,536
Net income                                    830,872                534,293
Fully diluted earnings per share                 0.64                   0.45

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OPTELECOM, INC.


Date:                            -----------------------------------------
                                 Edmund D. Ludwig, President and CEO



                                 -----------------------------------------
                                 Robert S. Lalley, Chief Financial Officer