Form 10-K
period 1997-12-31
OPTELECOM INC
filed 1998-03-31
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                         Commission File Number 0-8828

                                OPTELECOM, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   52-1010850
                      (IRS employer identification number)

              9300 GAITHER ROAD, GAITHERSBURG, MARYLAND      20877
             (Address of principal executive offices)     (Zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 18, 1998, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $14,224,959, based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 18, 1998, the registrant had outstanding 2,032,137 shares of Common Stock, $.03 Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K -- Proxy Statement for the 1998 Annual Meeting of Stockholders.

Form 8-K filed on December 23, 1997 reporting acquisition of Paragon Audio Visual Ltd.

Form 8-KA filed on February 25, 1998 reporting required financial information from the Paragon acquisition.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company's business consists primarily of the development, manufacture, and sale of fiber optic communications products and laser systems for commercial and military customers.

Through 1997, the Company was organized into three operating divisions; the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber-based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focused on electro-optic technology development for government-related defense business, and the Research and Development Division (R & D), which pursued opportunities in application of advanced concepts to communication system technologies. At the end of 1997, the Company disbanded the Research and Development Division. In December 1997, the Company acquired Paragon Audio-Visual Ltd. located in the United Kingdom. Paragon is a wholly owned subsidiary of Optelecom reporting to CPD. Paragon designs and markets electronic communication products and systems utilizing copper cabling as the transmission media. GPD is composed of two operating groups, Electro/Optics (E/O) Technology and Laser Illuminator Technology. GPD was formed in 1996 from two former divisions, R&D and GLINT. These divisions were combined into one to provide a natural grouping of similar operations and functions. Currently, the business addressed by the individual groups is essentially the same as in prior years.

Fiber optic communication equipment, the main thrust of the Company's sales, is an area of unprecedented growth and change. Technology development is constantly and rapidly improving the capability to transmit ever increasing data rates over even greater distances with fiber-based communication systems.

Most signals, voice, video and data, are in electrical form. The transmission of electrical signals from one point to another by converting them to optical (light) signals has many advantages over electrical transmissions. Compared to copper wire, optical fibers can transmit signals at a much greater data rate, over a greater distance and without disturbance from electrical machinery, lightning or other noise sources.

The fiber optic communication business has many parts, but can be divided generally into two segments: the optical fiber/cable portion, which supplies the media for transporting optical and the transmission equipment portion, which generates and receives optical signals. A few companies manufacture optical fiber, while many more manufacture optical fiber cables. Optelecom provides the equipment that interfaces electrical signals to optical signals at the transmitter end of a fiber optic communication link and provides complementary equipment that converts the optical signals to electrical form at the other end of the communications link. Optelecom sells its equipment to users of these communication systems or to system integrators that install the Company's equipment in large communication nets.

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

Because of the advanced nature of the technology inherent in the Company's products, the expertise of certain of the officers, managers, and directors of the Company is one of its principal assets. In particular, Mr. Edmund D. Ludwig, who is President, CEO and a director of the Company, as well as the managers of the operating divisions and groups, provide the Company with important technical expertise and have major responsibilities in managing the Company. Although the Company pays for and is the beneficiary of $1,200,000 in insurance policies on the life of Mr. Ludwig, the loss of his services or the services of the managers of the operating divisions and groups, through death or otherwise, could have a negative impact on the Company. Furthermore, because of the Company's relatively small size, the loss of the services of certain other key employees could have a disruptive effect on the Company's operations. On December 31, 1997, Dr. William
H. Culver, founder and Chairman of the Company, retired. Dr. Culver continued to serve his term on the Company's Board of Directors.

On March 18, 1998, the Company had 95 employees.

The table below displays the Company's three-year revenue and operating income
(loss) by division.

                                     1997                             1996                             1995
                       ----------------- --------------- ---------------- --------------- ---------------- --------------
                                             PRETAX                           PRETAX                          PRETAX
                                             INCOME                           INCOME                          INCOME
 OPERATING DIVISIONS       REVENUE           (LOSS)          REVENUE          (LOSS)          REVENUE         (LOSS)
Company                     $12,271,057      $1,408,393       $8,910,263      $1,075,338       $6,430,136     $(427,427)
 Totals

CPD                         $ 9,734,088      $  615,963       $6,453,686      $   60,664       $5,319,556     $(470,866)

GPD
E/O TECHNOLOGY GROUP        $   688,690      $   18,296       $  592,981      $ (31,903)       $  395,284     $(263,930)
(formerly R&D)

PARAGON AUDIO VISUAL
LIMITED                     $   164,019      $ (13,581)                0               0                0             0

R & D                                        $(136,459)                0               0                0             0

LASER ILLUMINATOR
TECHNOLOGY GROUP
(formerly GLINT)            $ 1,684,260      $  924,174       $1,863,596      $1,046,577       $  715,296     $ 307,369

  See Note 14 to the financial statements for identifiable assets by segment.

GOVERNMENT PRODUCTS DIVISION (GPD)

ELECTRO/OPTICS TECHNOLOGY GROUP (FORMERLY R & D DIVISION)

INTERFEROMETRIC FIBER OPTIC GYROS (IFOGS)

The E/O Technology group's business consists of providing technology development and engineering services to the U.S. Government and its prime contractors. This field of investigating techniques for design and manufacture of specialized sensing coils for fiber optic gyros is unique and has few competitors. A small portion of revenue is also derived from sales of custom optical fiber coils for communication applications.

In 1997, the group's activities continued to concentrate on interferometric fiber optic gyros (IFOGs), which are rotation sensing instruments that are beginning to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise derived from prior activities to develop winding technology for IFOG coils, and to manufacture these coils in limited production. These complex coils present key technical and cost challenges to the future of IFOG viability.

In prior years, the group's activities and major source of revenue were concentrated on fiber optic missile payout technology, payout experiments, and field demonstrations. These activities evolved into the development of the IFOG coil winding capability and products. The U.S. Department of Defense (DOD) has identified the IFOG as a critical technology that will benefit from manufacturing technology (MANTECH) funding and, in 1993, had authorized a $15 million Air Force MANTECH program. The Company received multi-year contracts under the MANTECH program from the Defense Advanced Projects Research Agency (DARPA) and Honeywell, Inc. beginning in 1995. Through 1997, total funding from these contracts was $557,228 (DARPA) and $470,476 (Honeywell) as part of the MANTECH effort. Both the DARPA and Honeywell contracts were active through 1997 and together contributed $355,902 in revenue; these contracts are continuing in 1998 and represent $31,862 of the year-end backlog of approximately $129,003.

LASER ILLUMINATOR TECHNOLOGY GROUP (FORMERLY GLINT DIVISION)

The group derives its revenues entirely from the U.S. Government and its agencies. GLINT is an acronym associated with the U.S. Air Force's C-130 Gunship laser illuminator system supported by Optelecom. Due to the nature of the application of this system, contractual revenues are dependent on government budgets, the worldwide political situation, and specific crew training schedules. In January 1996, the Company received a $6.5 million, four-year contract (one base year and three one-year options) to provide services for refurbishment of equipment for this system. During 1997 and 1996, the Company recorded revenues of $1,684,260 and $1,863,596, respectively under the contract; the Company anticipates additional refurbishment requirements in succeeding years. Backlog at the end of 1997 was $425,862. Continued revenue under the contract is highly dependent on the continued requirements of the United States Air Force.

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division addresses business opportunities in the worldwide commercial communication equipment marketplace, and specializes in optical fiber technology. Currently, the majority of its revenues are provided from several niche market areas including original equipment manufacturer (OEM) equipment for process control, video signal transmission equipment for financial brokerage desks, and communications systems for highway traffic monitoring and advanced air traffic control video monitor displays. In 1997, CPD order booking levels and shipments increased significantly, resulting in a substantial profit.

BUSINESS ACTIVITY                   1997                  1996       CHANGE
Order Booking             $10.68 million         $6.03 million         +77%
Shipments                 $ 9.83 million         $6.45 million         +52%

The Division's year-end backlog was approximately $1,255,478, up from $417,000 at year-end 1996.

PRODUCT MIX SALES ANALYSIS

Although revenues from sales of data products increased in terms of absolute dollars, they continued a decreasing trend as a portion of total revenues, due to our increased emphasis on video products for the transportation market. Sales of RGB video systems (i.e., Red, Green, Blue - a transmission standard for high quality video displays) increased during the year with continued business providing terminal display communications equipment used in trading floor workstations for a major New York City investment bank. Products transmitting closed circuit TV (CCTV) video using Optelecom's proprietary pulse frequency modulated (PFM) technology continued strong sales with installation of systems in new intelligent transportation systems (ITS) projects for state Departments of Transportation in Florida and California. The percentage of sales decreased in 1997, but the relative dollar volume increased. Sales of ancillary products such as cables, connectors, and custom-engineered communication products increased somewhat slightly, since many customers ordered complete system configurations rather than procuring individual items from multiple vendors. The following table summarizes sales by product line as a percentage of total sales:

COMMUNICATION FIBER OPTIC PRODUCT CATEGORIES         1997        1996     1995
Data Transmission Products                            25%         29%      32%
High Resolution RGB Video                             22%         18%       9%
Standard PFM Video                                    34%         42%      50%
Cables/Connectors                                      8%          3%       2%
Other                                                 11%          8%       7%

MARKET MIX ANALYSIS

The mix of CPD product sales for different market segments over the last three years was as follows:

MARKETS                                       1997        1996       1995
Government                                     22%         18%        11%
Industrial (including process control)         11%         21%        18%
International                                  22%         19%        16%
Commercial Integrators and Resellers           45%         42%        55%

The proportion of sales to government organizations increased to 22% due to our focus on selling Commercial Off-The-Shelf (COTS) products into military communications applications. Although down as a percent of total revenue, process control and industrial sales increased in absolute dollars, primarily due to increased sales to Optelecom's major OEM customer. International sales increased slightly, reflecting Optelecom's increased emphasis on Europe and Pacific Rim countries. Currently, Optelecom has a sales presence in 19 countries through distributors and resellers. Revenue from commercial integrators and resellers increased over 1996. This reflects a joint effort by internal sales force and system integrators for a "consultative" sales approach to properly specify and apply highly technical products in the intelligent transportation control and surveillance market segments.

CUSTOMER MIX ANALYSIS

In 1997, the mix of customer types changed compared to 1996. OEM sales as a percentage of total revenue was 11%, compared to 26% in 1996, and 21% in 1995. Of the total revenue, 42% was generated by sales to the top 10 customers for the division; in 1996 the figure was 50%.

FINANCIAL INFORMATION RELATING TO COMPANY SPONSORED
RESEARCH AND DEVELOPMENT                                                 1997             1996            1995
Expenditures on Company sponsored research and development
activities                                                           $874,134         $517,654        $538,977

Research and Development expense for 1997 had significant increases over 1996 and a variety of factors contributed to that increase. The Company invested over $170,000 in engineering work for air traffic control systems which resulted in approximately $900,000 in revenue for 1997 and has notable future business potential. The Engineering Group continues to modify the trading floor video for our financial market products and the expenditures in 1997 were $70,000 with overall revenues of $800,000 in this area. The major effort in the engineering area was in compressed digital video development. This has been the major focus of expenditures in 1997 with approximately $250,000 in disbursements. The current product release has occurred in 1998 and market acceptance has yet to be determined. However, the capabilities we have achieved by this product development have improved our current products. The balance of the engineering effort has been directed to the ongoing upgrade and improvement of our current product line.

MARKETING

GOVERNMENT PRODUCTS DIVISION

E/O TECHNOLOGY GROUP

The group markets its services to both Government and commercial customers. However, for the past four years all of its business has been obtained from systems based on requirements of the Government, its prime contractors, and contractors of foreign Governments. Successfully marketing new technology initiatives directly to Government applications is difficult due to increased competition from larger companies with far greater resources. As a result of the utilization of IFOG sensing coil technology developed by Optelecom in 1993 and our prior experience with the development of fiber coils for high speed payout, the Company identified the area of optical fiber gyro coil winding as providing opportunity for new business development. Gyro coils are a defense related Government program area that we see receiving continued focus amid shrinking defense spending. As a result of our efforts, we have developed a growing revenue base in manufacturing custom optical gyro coils on a contract basis for a variety of Government contractors. We continue to seek to develop other new markets for the group's services and products in these technical areas.

LASER ILLUMINATOR TECHNOLOGY GROUP

The sole customer for this division is the Warner-Robins Air Logistics Support Center of the U.S. Air Force. Optelecom maintains a very close working relationship with the individual component item managers assigned at Warner-Robins and the operations group at Hurlburt Field, Florida. The Company insures that these support personnel fully understand Optelecom's capabilities and capacity to perform the required work. Bids are carefully reviewed to be sure that the customer's requirements are satisfied. The value of this approach to a working relationship can be judged by the receipt in 1996 of a four year, $6.5 million dollar contract to provide training and equipment refurbishment services for the C-130 Gunship GLINT laser illuminator system. We are attempting to develop business servicing other similar electro-optic systems installed on the Gunship.

COMMUNICATION PRODUCTS DIVISION

In 1997, the Company invested heavily in the Communication Products Division. This is a continuation of the Company's strategy of re-positioning from a Government contractor to the commercial communication product market. Staffing levels increased in engineering, sales and production departments. This enabled Optelecom to substantially increase sales as well as achieve a significant increase in new product development activities. Continued investment was made in the manufacturing area, which increased our internal manufacturing capability without sacrificing targeted gross margins. Engineering capabilities have increased with the hiring of engineers who have a knowledge base that was previously outsourced.

PARAGON

The addition of Paragon as an operating group allows Optelecom to address the copper-wire markets for audio, video and data products. This acquisition provides Optelecom with additional products and expertise that can be offered to our current customers as well as total high bandwidth information systems solutions to financial trading organizations and other users of video terminal equipment.

MANUFACTURING PROCESSES

QUALITY ASSURANCE

Beginning in mid-1995, the Company initiated a corporate-wide effort to implement a Quality Assurance system fully compliant with the requirements of ISO-9001 (an internationally recognized quality system standard for companies, which design and manufacture products). In June 1996, all operating divisions of the Company received certification to the standard. Our U. K. subsidiary, Paragon, outsources all of its manufacturing to specialized manufacturers and it does not maintain manufacturing facilities. It is, however, seeking certification to the requirements of the ISO-9002 standard, which fits Paragon's non-manufacturing status.

GOVERNMENT PRODUCTS DIVISION

E/O TECHNOLOGY GROUP

In 1991, the Company developed a winding machine to fabricate coils of optical fiber wound in very specific configurations for fiber gyro systems for Smiths Industries. Additional work in this area through 1995 was conducted to develop a winding machine concept directed toward automated techniques for fabricating similar fiber gyro coils. Currently, three machines are employed in satisfying contract winding production requirements. The number of companies from which the group obtains raw materials and optical fiber to meet these requirements is limited, however the Company does not anticipate any problems with adequate supplies.

LASER ILLUMINATOR TECHNOLOGY GROUP

Optelecom has established a specialized facility adjacent to its headquarters to support fabrication and repair operations for the GLINT laser illuminator system. The processes used to fabricate laser modules for this system are proprietary to Optelecom and depend on sophisticated understanding of specific semiconductor processing techniques. Proper use of the equipment and materials associated with these activities depends on highly skilled personnel whose technical knowledge is key to the successful fabrication of the final product. The number of companies from which the group obtains raw materials is limited, although the materials are considered general items of commerce. Consequently, the Company does not anticipate any problems with adequate supplies.

COMMUNICATION PRODUCTS DIVISION

The Company performs routine and specialized manufacturing, assembly, and product testing functions in its corporate headquarters. In past years, routine fabrication had been subcontracted to other manufacturers. During 1995, the Company purchased, installed and placed into service equipment which automatically assembles components onto printed circuit boards at high speed. This action was taken to lower manufacturing costs and reduce the time-to-market for new product designs. The success of this decision has been apparent in the significant manufacturing cost reduction realized on all assemblies produced using the equipment. The Company also maintains a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in the Company's business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. The number of companies from which the division can obtain optical emitters and detectors for use in its circuit assemblies is limited. However, Optelecom has negotiated long-term supply contracts with these vendors and does not anticipate significant supply problems.

COMPETITION

The Company's products fall within three (3) separate and distinct markets. As such, the characteristics of competition in these markets differ greatly.

Optelecom's Communication Products Division competes mainly with other companies of roughly equal size that have similar resources. For low technology products, such as fiber optic data modems, competition is intense, because these products have reached a commodity status. In the areas of engineering products for specific applications, Optelecom competes against companies of the same size or larger. Competitors with larger research staffs have an advantage in these markets.

Larger defense prime contractors dominate the market in which the E/O Technology group competes. These companies have greater marketing, manufacturing, financial, research, and personnel resources than Optelecom. In addition, as Department of Defense contracting activity has declined, these companies have started to compete in markets which were primarily addressed by companies with resources similar to Optelecom's. As a result, the E/O Technology group is at a competitive disadvantage when competing against prime contractors. Optelecom feels that its IFOG coil winding technology is at least equal to the technology developed by much larger prime contractors and in this market it can compete equally.

Paragon competes primarily with both large and similar sized companies that have similar products and addresses worldwide markets in financial market data information and business television services. These markets have numerous suppliers who compete with Paragon, however, Paragon's strategy of providing its customers with superior products and support services has enabled it to achieve a pre-eminent position in the financial data information market.

The Laser Illuminator Technology group is a sole-source provider of the products it supplies to the U.S. Air Force. Optelecom is not aware of any competition in this market.

SEASONALITY

The Company's products are based on communications equipment technology. As such, seasonality does not materially affect our revenues.

PATENTS

The Company holds certain patents. However, its business as a whole is not materially dependent upon its ownership of any one patent or group of patents. The Company does not license any patents from other parties, nor is it aware of any restrictions on its current business imposed by patents of other parties.

RECENT DEVELOPMENTS

Effective December 12, 1997, the Company completed the purchase of Paragon Audio Visual Limited, a United Kingdom company ("Paragon"), and Paragon is now an indirect, wholly-owned subsidiary of the Company. The consideration paid by the Company in the purchase aggregated $4.422 million, consisting of $2.5 million in cash and 171,252 shares of Common Stock valued at $1.625 million plus acquisition costs. The SEC Form 8-K describing this transaction in greater detail was filed on December 23,1997.

Paragon was organized in 1994 and designs and markets electronic products and systems for multi-media applications utilizing unshielded twisted-pair copper of "structured" cabling for in-house computer data networking applications. Such products include baluns (Balanced to Unbalanced) devices which match the different impedance of traditional coaxial and data networking cables. The use of active baluns with higher-grade cables and high performance integrated circuit devices allows for the transmission of high-resolution video, voice and data signals without noticeable signal degradation. Paragon has been most active in supporting networking applications for market data information and business television services pertaining to financial markets.

Structured cable communications systems and fiber optic communications systems offer comparable services in some applications and have distinct advantages or disadvantages in others. For example, the use of baluns with structured cabling has become common for in-house computer networking applications, while fiber optic systems afford increased distance and higher bandwidths to information systems. The Company believes that its acquisition of Paragon will enable it to participate in and benefit from the development and growth of both technologies and their joint applications.

The results of Paragon operations during 1997 were not material to Optelecom's revenue or net income.

CONTRACT RENEGOTIATION AND TERMINATION

None of the Company's current contracts are subject to price re-negotiation. However, the Company's contracts with the U.S. Government are always subject to termination, which is a standard clause in any contract with the Government.

ITEM 2.     PROPERTIES

In 1992, the Company moved its operations to new leased facilities at 9300 Gaither Road, Gaithersburg, Maryland, near Washington, DC. The facilities consist of space in two adjacent buildings, one occupying 21,000 square feet, with a ten-year lease term, beginning September 1, 1992, and the other occupying 4,000 square feet, with a one-year term, beginning in December, 1992, and one-year renewal options. Current monthly rent is $17,079 on the larger space and $2,662 on the smaller one. On September 1, 1997, Optelecom rented additional space of 8,056 square feet co-located with its existing facilities. Current monthly rent on this space is $5,035. All of the facilities are in good repair and are adequate for the Company's current production requirements. Paragon facilities consist of approximately 2,500 square feet of office space at $5,125 per month. Their current lease expires as of April 1998 and negotiations are in place for a new facility.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1997 to a vote of security-holders.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $0.03 par value (Common Stock) is traded in the over-the-counter market. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the three years ended December 31, 1997, 1996 and 1995, respectively. The quoted prices are reflective of a three-for-two common stock split issued to shareholders of record on November 17, 1997 Such quotations do not necessarily reflect actual transactions.



                                                           Bid Price
                    Quarter Ended                          High/Low

                    December 31, 1997                 10 1/8   -     6
                    September 30, 1997                12       -    11 11/16
                    June 30, 1997                      9 3/8   -     9 3/16
                    March 31, 1997                     8 5/16  -     6 7/8

                    December 31, 1996                  8 5/8   -     3 7/16
                    September 30, 1996                 4 1/4   -     2 1/4
                    June 30, 1996                      4 7/16  -     2 7/16
                    March 31, 1996                     3 3/8   -     1 13/16


                    December 31, 1995                  2       -     1 11/16
                    September 30, 1995                 2 3/4   -     1 15/16
                    June 30, 1995                      3 3/16  -     1 15/16
                    March 31, 1995                     2 3/4   -     2



On December 1, 1997, the Company declared a 50% stock dividend that was effected through a three-for-two stock split.

There are approximately 1,095 record-holders of the Common Stock as of March 18, 1998.

The Company has not declared any cash dividends to date and does not expect to do so in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company's most recent five fiscal years. Earnings per share for 1997-1993 have been restated to reflect the adoption of SFAS No. 128 in December 1997 and a three-for-two stock split declared in November 1997. The 1997 data is reflective of the December 1997 acquisition of Paragon.

                                                     YEAR ENDED DECEMBER 31,

                                       1997               1996               1995              1994              1993
                                 ------------------ ------------------ ----------------- ------------------ ----------------
Net Revenue                            $12,271,057         $8,910,263        $6,430,136         $7,036,069       $7,083,229
Net (Loss) Income                         $948,729           $722,081        $(208,384)           $382,347          $95,633
Basic Earnings (Loss) per                    $0.51              $0.41           $(0.12)              $0.25            $0.06
Common Share
Diluted Earnings (Loss) per                  $0.48              $0.39           $(0.12)              $0.25            $0.06
Share
Total Assets                           $12,209,741         $4,466,463        $3,674,004         $3,617,298       $3,115,032
Long-Term Obligations                   $2,291,668            $11,607           $46,426             ------           ------
Stockholders' Equity                    $5,799,819         $3,041,631        $2,188,777         $2,384,303       $1,981,821
Cash Dividends Declared per                 ------             ------            ------             ------           ------
Common Share


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION

Due to the nature of the Company's business, the key components of its financial condition constitute receivables, inventory, fixed assets, accounts payable, and debt. The Company saw an increase in net worth to $5,799,819 in 1997. Prior year trends of key financial indicators show a change in corporate net worth of $3,041,631 for 1996 compared to $2,188,777 in 1995. The 1997 current ratio decreased to 1.44 from 2.95 in 1996 and 2.33 in 1995. This was due to increases in current note payable, trade payables, and the dilutive effect of the Paragon acquisition on the current ratio.

Total corporate accounts receivable including Paragon were $3,102,904. Year-end 1997 billed accounts receivable was $3,052,207. Billed accounts receivable were $1,324,564 at year-end 1996 and $1,475,429 in 1995. The increase in accounts receivable was due to the general increase in business and the addition of Paragon's receivable base. In 1997, outstanding days for receivables was 58 days. Accounts receivable outstanding averaged 52 days in 1996, and 69 days in 1995. The increase in days receivable occurred primarily because of extended payment terms requested by some of our larger customers. Optelecom continues to maintain an aggressive accounts collection program. Bad debt write-offs represent less than 1/10 of one percent of the total yearly revenues. The low level of bad debts is due partly to the percentage of business the Company does with the U.S. Government and Fortune 500 companies. The Company also uses a careful screening process and performs credit qualification of customers before accepting their orders. For any new account, credit checks are always conducted, and questionable situations are either placed on a COD or a letter of credit basis. Accounts receivable is closely monitored; those that are delinquent are continuously contacted until payment is received.

The overall composition of the inventory has changed somewhat over the last three years as shown in the following chart: (Paragon inventory is included which is composed solely of finished goods.)

INVENTORY COMPOSITION             1997             1996              1995
Production Materials          $499,084       $  765,783        $  549,277
(net of allowance)
Work In Process               $455,648       $  397,123        $  153,203
Finished Goods                $798,141       $  342,062        $  377,861
                              --------       ----------        ----------
TOTAL                       $1,752,873       $1,504,968        $1,080,341

One of the tools the Company uses for trend analysis is a comparison of our inventory levels to total sales. In 1997, this level was 14% compared to 17% in 1996 and 17% in 1995. The value of the raw material and work in process inventory decreased by approximately $208,174 in 1997 compared to 1996. The small increase in 1997 work in process reflects orders to be shipped in early 1998. The increase in Finished Goods reflects growth in CPD inventory and the addition of the Paragon inventory $181,077. Although our objective is to reduce inventory levels as much as possible, the value of finished goods inventory increased substantially in 1997 to provide products available from stock. This action was taken to meet competitive pressures, as customers are demanding shorter product delivery times. The Company has reduced the amount of raw material inventory to partially offset the higher level of finished goods inventory. The Company believes that its reserve for inventory obsolescence is adequate to properly value any excess quantities of this inventory.

In 1997, fixed asset additions, excluding the Paragon acquisition, were $701,529 compared to $219,119 in 1996 and $287,854 in 1995.

RESULTS OF OPERATIONS

Consolidated 1997 revenues were 38% higher than 1996 and 91% higher than 1995. Consolidated 1997 revenues include $164,040 from Paragon subsequent to the December 12, 1997 acquisition date. A net profit of $948,729 which represented 8% of revenue for 1997, compares to a net profit of $722,081 (8%) for 1996, and loss of $(208,384) for 1995. Reasons for these changes are explained below.

GOVERNMENT PRODUCTS DIVISION (GPD)

ELECTRO/OPTICS TECHNOLOGY GROUP

E/O Technology Group's 1997 revenues increased 16% compared to 1996. The increase occurred primarily due to additional work from DARPA and Honeywell Systems and contract coil winding work. We believe that the unique work performed by this group may have enough market potential to maintain break-even or profitability in 1998. Revenue for the last three years was $688,690 in 1997, $592,981 in 1996, and $395,284 in 1995. Comparable period profits (losses) were $17,264, $(31,903), and $(263,930).

COST OF SALES

The cost of sales as a percent of revenue has decreased significantly due an increase in revenue as mentioned above and a decrease in overhead costs as discussed below. Given below are the last three years' results:

COST COMPARISON                             1997          1996          1995
Cost of Sales                           $535,504      $501,148      $440,411
Gross Sales                             $688,690      $592,981      $395,284
Cost as a Percent of Revenue                 78%           85%          111%

OVERHEAD AND G&A

OVERHEAD

Overhead costs for the E/O Technology group were $291,606 in 1997, $297,862 in 1996 and $316,493 in 1995. Overhead expenses have decreased due to lower labor costs within the group and a lower corporate expense allocation. The allocated costs are apportioned as a percent of floor space assigned to revenue generating activities and have been reduced as the group's facility space requirements have been optimized to meet their current needs.

G&A

G&A expenses for the division were $118,546 in 1997, $143,982 in 1996 and $218,801 in 1995. These numbers reflect a lower expense in 1996, due to a reassignment of some of the activities of the management personnel from divisional work to the corporate area.

LASER ILLUMINATOR TECHNOLOGY GROUP

1997 was another very successful year for this group. The Air Force will require ongoing support for the GLINT laser illuminator system for at least the next several years. While it is difficult to quantify the level of potential business, it is likely that Optelecom will provide products and maintenance support during that period. Revenue for 1997 was $1,684,260 compared to $1,863,596 in 1996 and $715,296 in 1995. Net profits were $712,987 for 1997,
$1,046,577 for 1996, and $307,369 for 1995. The slight decrease in the level of revenue in 1997 compared to 1996 was due to fewer Air Force requirements based on the number of serviceable aircraft. In 1996, contract work consisted of refurbishment of complete illuminator systems; in 1995, work consisted essentially of fabrication of spare laser arrays, with a small additional effort associated with contract development work.

COST OF SALES

Although overhead costs for the three-year period were relatively constant, the large increase in revenue in 1997 and 1996 caused the cost of sales as a percent of revenue to decrease compared to 1995. The lower percentage cost is also due to manufacturing efficiencies and lower part cost.

COST COMPARISON                           1997            1996           1995
Cost of Sales                         $466,160        $572,142       $305,769
Gross Sales                         $1,684,260      $1,863,596       $715,296
Cost as a Percent of Revenue               28%             31%            43%

OVERHEAD

Overhead costs for the GLINT Division were $105,936 for 1997 compared to $112,099 for 1996 and $118,197 for 1995. Overhead expenses have remained relatively stable for the last several years due to stable work force and facility size.

G&A

The general and administrative expenses were $293,924 in 1997, $244,875 in 1996 and $102,158 for 1995. The increase over 1996 and 1995 reflects higher corporate allocation, which is apportioned on the basis of percent revenue compared to corporate revenue.

RESEARCH AND DEVELOPMENT DIVISION (R&D)

In 1997, Optelecom started a separate development project distinct from all other company activities to work on a new telecommunications product. This effort had no revenues and incurred $(136,459) in cost. Work in this area was discontinued at the end of 1997.

COMMUNICATION PRODUCTS DIVISION (CPD)

In 1997, the Communication Products Division revenues increased by 51% over 1996 and resulted in an operating profit of $615,963 compared to a profit of $60,664 in 1996. The product sales mix was more favorable in 1997, with system integrator sales up significantly and low margin product sales down compared to 1996. New products in fiber optic trader desk and air traffic control video monitors and lower cost designs helped increase revenues. The Company was successful in implementing product designs specifically intended to be produced by automatic assembly processes to minimize direct costs. Revenues and profits generated by Paragon were insignificant to the Division's and Company's consolidated results of operations for the year.

COST OF SALES

Cost of Sales is the sum of direct costs to produce the product and overhead costs. Although the comparative direct costs rose slightly as a percent of revenue (see discussion below), the Company did not have to discount prices as much as in 1997 to achieve these sales, therefore the relative cost of sales declined compared to 1996.

COST COMPARISON                          1997                  1996                1995
Cost of Sales                      $5,346,446            $3,796,628          $3,595,328
Gross Sales                        $9,734,088            $6,453,685          $5,319,556
Cost as a Percent of Revenue              55%                   59%                 68%

DIRECT COSTS

In 1997, direct costs increased slightly in relation to revenue. This reflected the impact of the introduction into manufacture of several new products which required some design changes to meet all performance criteria. However, the cost to produce products continued to decrease due to the investment in automated manufacturing facilities. As more of our product designs evolve toward automated assembly, our ability to successfully compete at lower sale prices will continue to improve.

DIRECT COSTS VERSUS SALES            1997               1996               1995
Direct Costs                   $4,262,434         $2,773,182         $2,472,318
Percent of Sales                      44%                43%                46%

OVERHEAD

Overhead costs include facilities costs, indirect labor costs in manufacturing, applied overhead, and inventory write-offs. In 1997, overhead cost as a percent of sales fell by 5% due to an increase in sales which resulted in positive manufacturing efficiencies and greater applied overhead. Absolute overhead costs increased in 1997 by approximately $60,566 compared to 1996. Included below is a comparison of overhead costs for the past three years:

COST COMPARISON                                   1997                1996                1995
Overhead Costs                              $1,084,012          $1,023,446          $1,103,323
Overhead Costs as a Percent of Revenue             11%                 16%                 20%


APPLIED OVERHEAD

Applied overhead allocates costs in overhead to a final product. The Company uses a computation method in which overhead costs are divided by direct labor costs. This establishes the percent of overhead costs to be applied to the final product. Examples of these costs include rent, utilities, telephone, inventory variances, and depreciation of production capital equipment costs. Applied overhead amounts for the past three years were $(892,503) in 1997, $(593,871) in 1996, and $(571,837) in 1995.

INVENTORY WRITE-OFFS

Direct inventory write-offs decreased slightly in 1997 to $72,031 compared to $113,250 in 1996 and $92,119 in 1995. Generally, these write-offs are due to engineering changes, which result in obsolete raw materials and subassemblies used on products we no longer intend to sell, and also to overstocking of particular items. Although we make every attempt to minimize obsolete inventory, the rapid engineering evolution of our product line and the changes in our product mix makes some obsolescence unavoidable. Inventory reserves have increased in relative dollar amounts due to the increase in sales and production.

G&A

General and Administrative costs consist primarily of expenses related to sales, marketing and engineering activities and other administrative operational costs. Commercial Product engineering development costs have increased, reflecting increased staff size and workload. During 1997, development focussed on additions to the product line for compressed digital video equipment and air traffic control equipment. The three-year record of these engineering costs (exclusive of fringe) is $833,586 in 1997, $475,399 in 1996 and $489,771 in
1995. The Company implemented changes to the sales and marketing staff to more closely align the technical aspects of the selling process with customer requirements and also changed the corporate management staff to strengthen the division's efforts. Advertising costs increased substantially in 1997. These costs include advertising in trade magazines, participation in trade shows and product literature, including catalogs and specification sheets. Compared to prior years, the type of advertising changed as a result of a redirection of our advertising emphasis. Advertising expenditure increases occurred mainly in the areas of magazines and trade shows. The costs of advertising and other marketing efforts for the last three years were $280,106 in 1997, $115,073 in 1996 and $255,675 in 1995. The cost of this effort as well as profit sharing expenses and reserves for bad debt are reflected in the increased G&A expenses for this year, which were $3,713,017. Prior-year costs were $2,596,398 in 1996 and $2,205,094 in 1995.

OTHER OPERATING EXPENSES

CORPORATE

Income tax expense (benefit) was $418,490 in 1997, $310,136 in 1996 and $(233,756) in 1995. This reflects the Company's continued profitability. The effective tax rate was 31% in 1997 and 30% in 1996. In 1995 the effective tax rate was (53%) as a result of the net operating loss during the year. The effective tax rate is positively influenced by increased overseas sales, since certain tax advantages can be realized through our Foreign Sales Corporation
(FSC).

Interest expense was $19,653 in 1997 compared to $19,460 for 1996 and increased from $3,763 in 1995. The majority of the interest expense, $11,000 in 1997, is reflective of increased borrowings related to the Paragon acquisition.

IMPACT OF INFLATION

Inflation has not had any significant effect on the operations of the Company during 1997, and we do not expect it to have any significant effect during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements are largely generated by working capital needs. These needs are primarily focussed on financing inventories and accounts receivable. In 1997, net cash provided by operating activities was $526,794 compared to $387,304 in 1996. In 1995, as a result of a net operating loss and increases in inventory balances, net cash used in operational activities was $(110,497). Non-cash outlays such as depreciation and amortization were $300,232 in 1997.The depreciation for 1996 was $235,431and $213,470 in 1995. Cash used in investing activities in 1997 was $3,447,935, and included expenditures of $2,791,620 for Paragon, capital equipment for manufacturing operations, facility upgrades, and general office equipment. To finance these activities, Optelecom used existing cash flows, borrowing in short term notes, long term borrowings for equipment and a new $2.5 million debt agreement to finance the purchase of Paragon. No other material changes in cash flow are expected. The Company has the ability, provided there are sufficient eligible receivables, to borrow up to $1,250,000 under its line of credit as of December 31, 1997. The Company also has the ability to borrow funds for specific capital asset purchases to a maximum of $150,000 from a local bank. Loans for these assets are collateralized by the specific equipment asset and payable over no more than five (5) years. At the end of 1997, the outstanding balance under the line of credit agreement was $300,000 and no accounts were outstanding under the available equipment loan.

On December 31, 1997, the Company's subsidiary, Paragon, had been advanced $363,000 under a factoring agreement. In February 1998, the Company terminated the factoring agreement and settled all outstanding liabilities under the agreement. Paragon's future working capital needs are expected to be financed by its operating cash flows or inter-company loans from the Company. Paragon is operating as a stand-alone entity. The expectation is that it will operate off its own line of credit. Should the need arise for increased cash due to increased business activity, additional funding needs will be addressed. Management anticipates that operating cash flows will generate the long-term cash requirements of Optelecom and Paragon. If the level of business should dictate, other infusions of capital may be needed. Paragon's business is transacted in British Pounds. The results of operations may be affected by foreign exchange gains/losses. Currently neither Optelecom nor Paragon have hedging strategies in place.

YEAR 2000

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business interruptions. Optelecom has established an internal committee to address this problem.

The Company is currently engaged in a comprehensive project to upgrade its information, technology, and manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

The Company will utilize both internal and external resources to preprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in early 1999. The estimated cost of this project is not deemed to be significant. This cost is being funded through operating cash flows. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OPTELECOM, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
1997 AND 1996, AND THE
THREE YEARS ENDED DECEMBER 31, 1997,
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
   Stockholders of Optelecom, Inc.:

We have audited the accompanying consolidated balance sheets of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Washington, DC
March 20, 1998

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

      ASSETS                                                              1997            1996
      CURRENT ASSETS:

        Cash and eash equivalents                                     $   242,656     $   266,575
        Restricted cash (Note 13)                                         728,000            -
        Accounts and contracts receivable (Note 3)                      3,102,904       1,463,426
        Note receivable - related party (Note 16)                          40,000            -
        Inventories (Note 4)                                            1,752,873       1,504,968
        Prepaid expenses and other assets                                 334,530         306,620
        Deferred tax asset                                                200,874          66,145
                                                                      -----------     -----------
             Total current assets                                       6,401,837       3,607,734
      INTANGIBLE ASSETS - Net of accumulated amortization
        of $10,938 (Notes 2 and 5)                                      2,614,062            -
      GOODWILL - Net of accumulated amortization of $8,259 (Note 2)     1,914,785            -
      PROPERTY AND EQUIPMENT - At cost less accumulated
        depreciation (Note 6)                                           1,265,550         779,053
      DEFERRED TAX ASSET                                                   13,507          79,676
                                                                      -----------     -----------
      TOTAL ASSETS                                                    $12,209,741     $ 4,466,463
                                                                      ===========     ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
        Demand note payable to bank                                     $ 300,000       $     -
        Accounts payable                                                1,640,460         591,682
        Payable under factoring agreement (Note 13)                       362,868            -
        Accrued payroll                                                   266,936         127,172
        Accrued annual leave                                              138,661         104,788
        Income taxes payable (Notes 11 and 13)                            728,000            -
        Other current liabilities                                         300,384         362,808
        Current portion of notes payable (Note 8)                         208,332          34,819
                                                                      -----------     -----------
             Total current liabilities                                  3,945,641       1,221,269
                                                                      -----------     -----------

      LONG-TERM LIABILITIES:
        Notes payable (Note 8)                                          2,291,668          11,607
        Deferred rent liability                                           172,613         191,956
                                                                      -----------     -----------
             Total long-term liabilities                                2,464,281         203,563
                                                                      -----------     -----------

      COMMITMENTS AND CONTINGENCIES                                          -               -

             Total liabilities                                          6,409,922       1,424,832
                                                                      -----------     -----------
      STOCKHOLDERS' EQUITY (Note 9):
        Common stock, $.03 par value - shares authorized,5,000,000;
          issued and outstanding,2,032,137 and 1,207,574 shares            60,964          36,227
        Discount on common stock                                          (11,161)        (11,161)
        Additional paid-in capital                                      3,812,638       2,027,916
        Retained earnings                                               1,937,378         988,649
                                                                      -----------     -----------
        Total stockholders' equity                                      5,799,819       3,041,631
                                                                      -----------     -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $12,209,741     $ 4,466,463
                                                                      ===========     ===========


See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                               1997            1996               1995
REVENUE:
  Product sales                            $11,582,367      $8,317,282         $6,034,852
  Engineering services                         688,690         592,981            395,284
                                           -----------      ----------         ----------

   Total revenue                            12,271,057       8,910,263          6,430,136
                                           -----------      ----------         ----------

COSTS AND EXPENSES:
  Direct labor                                 305,451         267,509            211,419
  Other direct costs                         4,807,314       3,169,004          2,582,075
  Overhead                                   1,505,337       1,433,410          1,538,015
  General and administrative                 4,244,562       2,965,002          2,526,054
                                           -----------      ----------         ----------
    Total costs and expenses                10,862,664       7,834,925          6,857,563
                                           -----------      ----------         ----------
  Income (loss) from operations              1,408,393       1,075,338           (427,427)
                                           -----------      ----------         ----------
OTHER EXPENSE:
  Interest                                      19,653          19,460              3,763
  Other                                         21,521          23,661             10,950
                                           -----------      ----------         ----------

    Total other expense                         41,174          43,121             14,713
                                           -----------      ----------         ----------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                 1,367,219       1,032,217           (442,140)

PROVISION (BENEFIT) FOR INCOME TAXES           418,490         310,136           (233,756)
                                           -----------      ----------         ----------

NET lNCOME (LOSS)                          $   948,729      $  722,081         $ (208,384)
                                           ===========      ==========         ==========
BASIC EARNINGS (LOSS) PER SHARE (Note 9)   $      0.51      $     0.41         $    (0.12)
                                           ===========      ==========         ==========

DILUTED EARNINGS (LOSS) PER
 SHARE (Note 9)                            $      0.48      $     0.39         $    (0.12)
                                           ===========      ==========         ==========

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                       Additional Capital
                                                                   ---------------------------
                                               Number               Discount                                          Total
                                                 of      Common     on Common       Paid-in         Retained       Stockholders'
                                               Shares    Stock        Stock         Capital         Earnings          Equity
BALANCE, JANUARY 1, 1995                     1,166,672  $35,000     $(11,161)     $1,885,512      $  474,952        $2,384,303
  Common stock issued                            4,370      131            -          12,727               -            12,858
  Net loss                                           -        -            -               -        (208,384)         (208,384)
                                             ---------  -------     --------      ----------      ----------        ----------

BALANCE, DECEMBER 31, 1995                   1,171,042   35,131      (11,161)      1,898,239         266,568         2,188,777
  Common stock issued                           36,532    1,096            -         129,677               -           130,773
  Net income                                         -        -            -               -         722,081           722,081
                                             ---------  -------     --------      ----------      ----------        ----------

BALANCE, DECEMBER 31, 1996                   1,207,574   36,227      (11,161)      2,027,916         988,649         3,041,631
  Common stock issued from exercise of
    options and for services provided           49,511    1,485            -         124,608               -           126,093
  Tax effect of options exercised                    -        -            -          67,352               -            67,352
  Three-for-two stock split (see Note 8)       603,800   18,114            -         (18,114)              -                 -
  Issuance of common stock for acquisition
    of Paragon, net of issuance costs          171,252    5,138            -       1,610,876               -         1,616,014
   Net income                                        -        -            -               -         948,729           948,729
                                             ---------  -------     --------      ----------      ----------        ----------
BALANCE, DECEMBER 31, 1997                   2,032,137  $60,964     $(11,161)     $3,812,638      $1,937,378        $5,799,819
                                             =========  =======     ========      ==========      ==========        ==========

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                               1997               1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $   948,729         $ 722,081           $(208,384)
  Adjustments to reconcile net incorne (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                              300,232           235,431             212,470
    (Gain) loss on sale of assets                              (15,357)                -               1,821
    Deferred taxes                                             (68,560)         (145,821)             18,000
    Deferred rent                                              (19,343)          (13,489)             (7,806)
    Common stock issued for services                             8,000                 -               9,497
  Change in assets and liabilities:
    Accounts and contracts receivable                         (880,155)          (52,217)            304,480
    Income tax refund receivable                                     -           215,693            (215,693)
    Restricted cash                                           (728,000)                -                   -
    Inventories                                                (50,828)         (424,627)           (303,344)
    Prepaid expenses and other assets                           (1,595)         (197,660)            (40,331)
    Accounts payable                                           316,214          (208,727)            424,904
    Accrued payroll                                             77,681            31,216              (4,728)
    Accrued annual leave                                        33,873            15,578             (17,394)
    Income taxes payable                                       728,000                 -             (45,000)
    Other current liabilities                                 (122,097)          209,846            (238,989)
                                                           -----------         ---------           ---------
        Net cash provided by (used in) operating
          activities                                           526,794           387,304            (110,497)
                                                           -----------         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (701,529)         (219,119)           (287,854)
  Acquisition of Paragon, net of cash acquired              (2,750,851)                -                   -
  Proceeds from sale of equipment                               22,000                 -                   -
                                                           -----------         ---------           ---------

        Net cash used in investing activities               (3,430,380)         (219,119)           (287,854)
                                                           -----------         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on note payable to bank                           800,000           340,000              60,000
  Payment on note payable to bank                             (500,000)         (400,000)                  -
  Proceeds from exercise of stock options                      126,093           130,773               3,359
  Repayments of long-term debt                                 (46,426)          (34,819)            (23,212)
  Borrowings of long-term debt                               2,500,000                 -             104,457
                                                           -----------         ---------           ---------

    Net cash provided by financing activities                2,879,667            35,954             144,604
                                                           -----------         ---------           ---------

                                                                     (Continued)

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (Continued)
--------------------------------------------------------------------------------

                                                   1997          1996            1995
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                 (23,919)       204,139        (253,747)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                266,575         62,436         316,183
                                                --------       --------       ---------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                     $242,656       $266,575       $  62,436
                                                ========       ========       =========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for interest                          $ 12,715       $ 24,731       $   6,497

Cash paid for income taxes (net of refunds)     $604,948       $276,477       $  59,653

                                                                     (Concluded)

See notes to consolidated financial statements.

OPTELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company's business consists primarily of the development, manufacture, and sale of fiber optic communications products and laser systems for commercial and military customers.

         The Company is organized into four operating divisions: the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focused on electro-optic technology development for government-related defense business, the Paragon division (acquired in December 1997), which designs and markets electronic products and systems utilizing copper cabling, and the Raman Division, which addresses technology development business opportunities. GPD is composed of two operating groups, Electro/Optics (E/O) Technology and Laser Illuminator Technology. These divisions were combined into one to provide a natural grouping of similar operations and functions. The principal markets for the Company's products and services are located in California and several Southeastern and Southwestern regions of the United States. Additionally, the Company generates a portion of its revenues from several countries in Europe, including Paragon's business, which is primarily in the U.K.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Optelecom UK Limited (Optelecom UK), and Paragon Audio Visual Limited (see Note 2). All significant intercompany transactions and balances have been eliminated.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         Contract costs include all direct labor and material costs, all indirect costs related to contract performance, such as indirect labor, rent, depreciation and supplies, and selling, general and administrative costs, such as officers' salaries and professional fees. Provisions for estimated losses on uncompleted contracts and product sales returns are made in the period in which such losses are determined.

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

         INTANGIBLE ASSETS - The Company recorded intangible assets and goodwill related to its December 1997 purchase transaction (see Note 2). The purchase price allocation resulted in the recording of intangible assets, primarily technology, trade names, customer lists, service and supply contracts, distribution rights, and franchise agreements that are being amortized on the straight-line method over their estimated useful lives, which range from five to fifteen years. The Company recorded goodwill for cost in excess of fair value of the identifiable net assets acquired, which is being amortized on the straight-line method over 10 years. The Company periodically reviews the carrying value of intangible assets, including goodwill, for impairment. If the facts and circumstances indicate an asset is impaired, the asset will be reduced to its estimated recoverable value.

         RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. The Company incurred research and development costs of approximately $847,000, $518,000, and $539,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

         EARNINGS PER SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER Share. Upon adoption of SFAS No. 128, the Company measures basic and diluted earnings per share. Earnings per share for 1996 and 1995 has been restated to reflect the adoption of SFAS 128 and the effects of a three-for-two stock split declared on November 11, 1997 (see Note 9).

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

         STOCK-BASED COMPENSATION - In 1996, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS No. 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, for disclosure purposes only. The Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has provided in
         Note 10 pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

         FOREIGN CURRENCY TRANSLATION - The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the current exchange rate in effect at the end of the fiscal period. The gains and losses that result from this process, and gains and losses on intercompany transactions that are long-term in nature and that the Company does not intend to repatriate, are shown in the cumulative foreign currency translation adjustment balance in the stockholder's equity section of the balance sheet. The revenue and expense accounts of the foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the period.

         CASH AND CASH EQUIVALENTS - For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as cash and investments with original maturities of three months or less.

         RESTRICTED CASH - The Company has deposited into escrow amounts that it is obligated to pay to U.K. tax authorities resulting from its December 1997 purchase transaction (see Notes 2 and 13). Accordingly, such amounts are classified as restricted cash.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 1997 and 1996, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables, payable under factoring agreement, and the revolving credit agreement approximate their carrying amount because of the short maturity of these instruments.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.    ACQUISITION

         On December 12, 1997, the Company acquired Paragon Audio Visual Limited (Paragon), a United Kingdom company. Paragon designs and markets electronic products and systems utilizing copper cabling for in-house computer data networking applications. The total cost of the acquisition was $4,422,000, consisting of $2.5 million in cash and 171,252 shares of common stock of the Company (with a fair value of $1,625,000 at the acquisition date), plus acquisition costs, in exchange for all common shares of Paragon. The cash payment was financed under a new debt agreement entered into by the Company (see
         Note 8). The acquisition was accounted for as a purchase, and the purchase price was allocated on a preliminary basis to the net assets acquired based upon the estimated fair value of such assets. Goodwill recorded as a result of this transaction will be amortized on a straight-line basis over its estimated useful life of 10 years. The Company's consolidated financial statements include the operating results of Paragon since December 12, 1997.

         The following supplemental unaudited pro forma information has been prepared as though the acquisition had occurred at January 1, 1996.


                                      1997             1996

        Revenue                   $16,710,000       $12,355,000
                                  -----------       -----------
        Net income                $   451,000       $   294,000
                                  ===========       ===========
        Per share:
          Basic                   $      0.25       $      0.15
                                  ===========       ===========
          Diluted                 $      0.23       $      0.14
                                  ===========       ===========


3.    ACCOUNTS AND CONTRACTS RECEIVABLE

         Accounts and contracts receivable at December 31, 1997 and 1996, consisted of the following:

                                                                 1997        1996
         Billed                                              $3,052,207   $1,324,564
         Unbilled-net of cumulative progress billings of
           $495,047 for 1997 and $283,746 for 1996              102,234      217,038
         Less: Allowance for doubtful accounts                  (51,537)     (78,176)
                                                             ----------   ----------
                                                             $3,102,904   $1,463,426
                                                             ==========   ==========


         Approximately 25%, 40%, and 26% of the Company's revenues in 1997, 1996, and 1995, respectively, were derived from contracts with agencies of the United States Government and their prime contractors. The Company performs the services and ships equipment according to the specific contract terms. Contracts with the United States Department of Defense allow the Defense Contract Audit Agency (DCAA) to audit the contract costs and the Company's compliance with the Federal Acquisition Regulations. The DCAA has audited the costs under contracts for years through 1993. The Company believes that the ultimate outcome of DCAA audits for subsequent years will not have a material effect on the financial statements. Generally, the contract terms for both government and commercial customers require payment of invoices in 30 days.

4.    INVENTORIES

         Inventories at December 31, 1997 and 1996 consist of the following:

                                        1997	               1996

Production materials		     $  591,768            $  842,032
Work in process			        455,648	              397,123
Finished goods			        798,141               342,062
Less:  inventory allowance	        (92,684)	      (76,249)
                                     ----------            ----------
				     $1,752,873	           $1,504,968
                                     ==========            ==========




5.    INTANGIBLE ASSETS

         Intangible assets at December 31, 1997 consist of the following:

                                                            1997

Technology					        $  750,000
Service and supply contracts			           650,000
Distribution rights and franchise agreements	           600,000
Customer lists					           350,000
Trade names					           275,000
                                                        ----------
						         2,625,000

Less: Accumulated amortization			           (10,938)
                                                        ----------
     Total					        $2,614,062
                                                        ==========

6.    PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996, consist of the following:


						       1997	     1996

Laboratory equipment				  $1,231,446      $ 1,113,530
Office equipment				   1,070,367          695,490
Furniture and fixtures				      90,756           26,366
Leasehold improvements				     553,154          388,708
Motor vehicles					       8,255             -
                                                  ----------      -----------
						   2,953,978        2,224,094

Less accumulated depreciation and amortization	  (1,688,428)      (1,445,041)
                                                  ----------      -----------

Net property and equipment			  $1,265,550      $   779,053
                                                  ==========      ===========


7.    DEMAND NOTE PAYABLE TO BANK

         The Company has a revolving credit agreement with a bank whereby it may borrow up to $1,250,000 with interest at the bank's prime rate plus 1/4% (9% at December 31, 1997). The total amount of borrowings that may be outstanding at any given time is based upon a percentage of certain eligible receivables. Amounts under the agreement are due in full on April 30, 1998 and $950,000 was available under the credit agreement as of December 31, 1997. The Company expects the credit agreement to be renewed for one year with substantially similar terms.

8.    NOTES PAYABLE

         During 1995, Optelecom entered into a promissory note agreement of $104,000 to finance the purchase of equipment, which serves as collateral on the promissory note. At December 31, 1996, the outstanding balance was $46,426, which was paid in full in March 1997.

         In December 1997, Optelecom entered into a promissory note agreement to finance the purchase of Paragon (see Note 2). The note is collateralized by substantially all the assets and contracts of the Company, and includes certain financial and other covenants. The principal amount of the note is $2,500,000, which is payable in monthly installments of $52,083 beginning in September 1998 and ending in August 2002. Interest is payable monthly, beginning in January 1998, at prime plus 1% (9.5% at December 31, 1997). The required principal payments of the long-term debt are as follows:

                 1998                        $   208,000
                 1999                            625,000
                 2000                            625,000
                 2001                            625,000
                 2002                            417,000
                 Thereafter                         -
                                             -----------
                 Total                       $ 2,500,000
                                             ===========

9.    STOCKHOLDER'S EQUITY

         On November 11, 1997, the Company's Board of Directors approved a three-for-two common stock split to be distributed in the form of a stock dividend. As a result, 603,800 shares were issued to shareholders of record on November 17, 1997. Par value remains at $0.03 per share which resulted in the Company transferring $18,114 to common stock from paid-in capital, representing the aggregate par value of the shares issued under the stock split. Share amounts presented in the consolidated financial statements reflect the actual share amounts outstanding for each period presented. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, stock option agreements, and to per-share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis. At December 31, 1997, 338,538 shares were reserved for issuance under stock option agreements and the employee stock bonus plan.

         Reconciliations of the numerator and denominator for earnings per common share and diluted earnings per common share are shown below.

							      1997		     1996 		    1995
	Basic Earnings Per Share:
  	    Income available to common stockholders	  $  948,729	         $  722,081	       $  (208,384)
                                                          ==========             ==========            ===========
	    Weighted average common and common
	        shares outstanding			   1,845,399	          1,774,880	         1,755,590
                                                          ==========             ==========            ===========
	    Basic Earnings (loss) per share		  $     0.51	         $     0.41	       $     (0.12)
                                                          ==========             ==========            ===========
	Diluted Earnings Per Share:
	    Income available to common stockholders       $  948,729	         $  722,081	       $  (208,384)
                                                          ==========             ==========            ===========
	    Weighted average common shares
	        shares outstanding			   1,845,399	          1,774,880	         1,755,590
                                                          ==========             ==========            ===========
	    Adjustment for exercise of options using year
	        end price when dilutive			     143,763 	             53,460                 --
                                                          ==========             ==========            ===========
	    Diluted shares			           1,989,631	          1,828,340	         1,755,570
                                                          ==========             ==========            ===========
	    Diluted earnings (loss) per share		  $     0.48	         $     0.39	        $    (0.12)
                                                          ==========             ==========            ===========


10.   STOCK OPTIONS

         In May 1996, the 1991 Stock Option Plan (the 1991 Plan) was amended to increase the number of options available to purchase shares of common stock from 200,000 to 800,000 shares. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to, the Company. The 1991 Plan superseded and replaced the Incentive Stock Option Plan and the Non-Qualified Stock Option Plan that the Company had in operation prior to the adoption of the 1991 Plan. Options outstanding in prior years for the previous plans are included in the 1991 Plan information as presented below.

         The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for nonqualified stock options, as determined by the Board. Options issued prior to April 1, 1996 are exercisable in whole or in part any time after one year from the date of grant. As amended in May 1996, options issued after April 1, 1996 are exercisable after one year from the date of grant and in equal increments over four years. Options issued prior to April 1, 1996 expire three years after the date of grant and, in most cases, upon termination of employment. Options issued after April 1, 1996, expire five years from the date of grant and, in most cases, upon termination of employment. The 1991 Plan will terminate on May 31, 2001, unless terminated sooner by the Board.

         A summary of stock option activity during the years ended December 31, 1997, 1996, and 1995 (as adjusted for the three-for-two stock split) is as follows:


                                    1997                   1996                   1995
                            --------------------   --------------------   --------------------
                                        Weighted               Weighted               Weighted
                                        Average                Average                Average
                             Number     Exercise    Number     Exercise    Number     Exercise
                            of Shares    Price     of Shares    Price     of Shares    Price
                            ---------   --------   ---------   --------   ---------   --------
Outstanding, January 1       205,460     $2.78       93,750      $1.76     61,875      $2.24
Granted                      126,427      8.36      151,085       3.11     41,250       1.93
Exercised                     22,125      2.16       25,500       2.12          -          -
Canceled                         750      2.08       13,875       2.92      9,375       2.99
                             -------     -----      -------      -----     ------      -----
Outstanding, December 31     309,012     $5.11      205,460      $2.78     93,750      $1.76
                             =======     =====      =======      =====     ======      =====
Exercisable options          163,021     $3.10       58,875      $1.43     52,500      $2.24
                             =======     =====      =======      =====     ======      =====


         The following table summarizes information about stock options outstanding at December 31, 1997:

             Options Outstanding                 Options Exercisable
      ----------------------------------       -----------------------
                     Weighted
                     Average    Weighted                      Weighted
                    Remaining   Average                       Average
         Total       Life in    Exercise          Total       Exercise
      Outstanding     Years      Price         Exercisable     Price
      -----------    --------   --------       -----------    --------
        61,500         0.9       $ 1.90            61,500       $1.90
       103,500         3.5         2.68            82,125        2.56
        68,585         4.1         6.72             4,396        7.25
        59,002         4.7         9.14            15,000        9.75
        16,425         4.8        11.24                 -           -
       -------                                    -------
       309,012                                    163,021
       =======                                    =======


         On December 19, 1988, the Board of Directors approved the Directors Stock Option Plan (1988 Directors Plan) under which each nonemployee director who attends a Board of Directors meeting is, at his election, granted an option to purchase 500 shares of common stock in lieu of receiving a certain dollar value of common stock. The options have an exercise price equivalent to the market value of the stock on the date of such Board meeting. The options were exercisable upon grant and expire three years thereafter. This plan was terminated as of December 31, 1992, and all options granted under this plan either expired or were exercised in 1995.

         A summary of stock option activity during the year ended December 31, 1995 (as adjusted for the three-for-two stock split) is as follows:

                                       1995
                               --------------------
                                           Weighted
                                           Average
                                Number     Exercise
                               of Shares    Price
                               ---------   --------
Outstanding, January 1           4,495      $1.94
Granted                              -          -
Exercised                        1,998       1.38
Canceled                         2,497       2.36
                                ------      -----
Outstanding, December 31             -      $   -
                                ======      =====

         On December 7, 1992, the Board of Directors approved the 1993 Directors' Stock Option Plan (1993 Directors' Plan), which replaces the 1988 Directors' Plan. Under this plan, each nonemployee director who attends a Board of Directors meeting is, at his election, granted an option to purchase 675 shares of common stock at the fair market value at the grant date in lieu of receiving a certain dollar value of the stock on the date of such Board meeting. The options are exercisable upon grant and expire three years thereafter. In February 1995, the Board of Directors terminated this plan effective December 31, 1995, and accordingly, no more options will be granted under this plan.

         A summary of stock option activity during the years ended December 31, 1997, 1996, and 1995 (as adjusted for the three-for-two stock split) is as follows:

                                    1997                   1996                   1995
                            --------------------   --------------------   --------------------
                                        Weighted               Weighted               Weighted
                                        Average                Average                Average
                             Number     Exercise    Number     Exercise    Number     Exercise
                            of Shares    Price     of Shares    Price     of Shares    Price
                            ---------   --------   ---------   --------   ---------   --------
Outstanding, January 1        14,175     $2.28       41,175      $2.59     26,325      $2.98
Granted                            -         -            -          -     14,850       2.29
Exercised                     12,150      2.34       24,300       2.63          -          -
Canceled                           -         -        2,700       3.81          -          -
                              ------     -----      -------      -----     ------      -----
Outstanding, December 31       2,025      1.92       14,175       2.28     41,175       2.59
                              ======     =====      =======      =====     ======      =====
Exercisable options            2,025      1.92       14,175       2.28     41,175       2.59
                              ======     =====      =======      =====     ======      =====

         The following table summarizes information about stock options outstanding at December 31, 1997:

             Options Outstanding                 Options Exercisable
      ----------------------------------       -----------------------
                     Weighted
                     Average                                  Weighted
                    Remaining   Weighted                      Average
         Total       Life in    Average           Total       Exercise
      Outstanding     Years      Price         Exercisable     Price
      -----------    --------   --------       -----------    --------
         2,025         1.0        $1.92            2,025        $1.92
         =====                                     =====


         In February 1996, the Board of Directors approved the 1996 Directors' Stock Option Plan (1996 Directors' Plan), which replaces the 1993 Directors' Plan. Under this plan, each nonemployee director who attends a Board of Directors meeting is granted an option to purchase 750 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter.

         A summary of stock option activity during the year ended December 31, 1997 and 1996 (as adjusted for the three-for-two stock split), is as follows:


                                    1997                   1996
                            --------------------   --------------------
                                        Weighted               Weighted
                                        Average                Average
                             Number     Exercise    Number     Exercise
                            of Shares    Price     of Shares    Price
                            ---------   --------   ---------   --------
Outstanding, January 1        24,000     $3.49            -      $   -
Granted                       32,250      8.59       24,000       3.49
Exercised                     11,250      3.25            -          -
Canceled                           -         -            -          -
                              ------     -----       ------      -----
Outstanding, December 31      45,000     $7.16       24,000      $3.49
                              ======     =====       ======      =====
Exercisable options           45,000     $7.16       24,000      $3.49
                              ======     =====       ======      =====

         The following table summarizes information about stock options outstanding at December 31, 1997:




                    Options Outstanding                Options Exercisable
           ----------------------------------       ------------------------
                         Weighted
                         Average                                    Weighted
                        Remaining     Weighted                       Average
             Total       Life In       Average         Total         Exercise
          Outstanding     Years         Price        Exercisable       Price
          -----------   ----------    ---------      -----------   -----------
             9,750         3.7          $3.02           9,750          $3.02
             1,500         3.8           4.42           1,500           4.42
            13,500         4.1           6.48          13,500           6.48
             9,000         4.5           8.75           9,000           8.75
            11,250         4.9          10.65          11,250          10.65
            ------                                     ------
            45,000                                     45,000
            ======                                     ======


         In June 1990, the Board of Directors adopted a stock option plan (the Chairman's Plan) under which the Chairman of the Board is the sole participant. On each January 1, the Participant is granted an option to purchase 2,500 shares of common stock at fair market value on the grant date. Each option granted under this plan will expire three years after the date of grant. On the date of adoption, 5,000 options were granted to the participant under the plan. This plan terminated on December 31, 1996, and accordingly, no more options will be granted under this plan.

         A summary of stock option activity during the years ended December 31, 1997, 1996, and 1995 (as adjusted for the three-for-two stock split), is as follows:

                                                1997                            1996                               1995
                                      -------------------------       -------------------------         -------------------------
                                                       Weighted                        Weighted                          Weighted
                                                        Average                         Average                           Average
                                        Number         Exercise         Number         Exercise           Number         Exercise
                                       of Shares        Price          of Shares        Price            of Shares        Price
                                      -----------   ------------      -----------     ---------         ----------       --------
Outstanding, January 1                   5,000          $  2.59          7,500          $  2.89            5,000          $  3.29
Granted                                    -                -            2,500             1.92            2,500             2.09
Exercised                                2,500             1.92          2,500             2.09              -                -
Canceled                                 2,500             3.25          2,500             3.33              -                -
                                         -----          -------          -----          -------            -----          -------
Outstanding, December 31                   -               -             5,000             2.59            7,500             2.89
                                         =====          =======          =====          =======            =====          =======
Exercisable options                        -            $  -             5,000          $  2.59            7,500          $  2.89
                                         =====          =======          =====          =======            =====          =======


         In July 1991, the Board of Directors approved a special arrangement for the granting of a total of 30,000 stock options to the Company's president (President's Plan). Under the arrangement, the president receives 10,000 options each year at the market price on the date of grant. The options expire four years from the date of grant. All outstanding options under this plan were canceled in 1996.

         A summary of stock option activity during the years ended December 31, 1996 and 1995 is as follows:

                                          1996                               1995
                                -------------------------         -------------------------
                                                 Weighted                          Weighted
                                                  Average                           Average
                                  Number         Exercise           Number         Exercise
                                 of Shares        Price            of Shares        Price
                                 ---------      ---------          ---------       --------
Outstanding, January 1            30,000          $  2.50           30,000          $  2.50
Granted                               -                -               -                 -
Exercised                             -                -               -                 -
Canceled                          30,000             2.50              -                 -
                                  ------          -------           ------          -------
Outstanding, December 31              -                -            30,000             2.50
                                  ======          =======           ======          =======
Exercisable options                   -           $    -            20,000          $  2.50
                                  ======          =======           ======          =======




         In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK BASED COMPENSATION. The required disclosures include pro forma net income (loss) and basic earnings (loss) per share as if the fair value-based method of accounting had been used.

         If compensation cost for the Company's 1997, 1996, and 1995 grants for stock-based compensation had been determined consistent with the fair value based method of accounting per SFAS 123, the Company's pro forma net income (loss) and pro forma basic earnings (loss) per share for the years ended December 31, 1997, 1996, and 1995, would be as follows:


                                     1997           1996            1995

Net income (loss)                 $ 948,729       $722,081       $(208,384)
  As reported                     $ 708,932       $538,647       $(256,467)
  Pro forma

Basic earnings (loss) per share
  As reported                     $    0.51       $   0.41       $   (0.12)
  Pro forma                            0.38       $   0.30       $   (0.15)


         The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $4.27, $4.66 and $2.52 per option. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield                0%               0%         0%
Expected stock price volatility      300%             244%       300%
Risk-free interest rate             6.12%            6.37%      5.10%
Expected option term              5 years    3 and 4 years     1 year

11.   INCOME TAXES

         The components of the provision (benefit) for income taxes for the years ended December 31, 1997, 1996, and 1995 are summarized as follows:

                                     1997            1996             1995

Current                            $487,050        $ 455,957       $(251,756)
Deferred                            (68,560)           4,179          18,000
Change in valuation allowance           -           (150,000)            -
                                   --------        ---------       ---------
                                   $418,490        $ 310,136       $(233,756)
                                   ========        =========       =========

         The Company's foreign taxable income was immaterial. No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as the Company intends to reinvest those profits overseas. The Company's 1995 tax provision included the benefit of the carryback of the net loss to the prior year. The difference between the Federal income tax expense (benefit) and the amount computed applying the statutory Federal income tax rate for the years ended December 31, 1997, 1996, and 1995 are summarized as follows:


                                                           1997    1996    1995

Federal income tax (benefit) at statutory rates              34%    34%    (34)%

Increase (reduction) of taxes:

  State taxes, net of federal benefit                       3.5      4      (7)
  Valuation allowance related to net deferred tax assets     -     (15)     (8)
  Other                                                      (7)     7      (4)
                                                           ----   ----    ----
Effective income tax rate                                  30.5%    30%    (53)%
                                                           ====   ====    ====

         Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31, 1997 and 1996, are as follows:

                                                   1997        1996

Deferred liabilities:
  Amortization                                  $(11,188)    $    -
  State taxes                                    (10,666)     (11,886)
  Retainage receivable on long-term contracts       (790)     (24,945)
                                                --------     --------
Gross deferred tax liabilities                   (22,644)     (36,831)
                                                --------     --------
Deferred tax assets:
  Excess book depreciation                        16,796       17,482
  Capitalized overhead and inventory
    obsolescence reserve                         109,126       40,410
  Accrued vacation                                42,921       38,592
  Deferral of rent expense                        68,182       77,742
  Warranty reserve                                  -           8,426
                                                --------     --------
Gross deferred tax assets                        237,025      182,652
                                                --------     --------
Net deferred tax assets                         $214,381     $145,821
                                                ========     ========

         The Company assumed certain income tax liabilities upon the acquisition of Paragon (see Note 13).

12.   EMPLOYEE BENEFIT PLANS

         The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of six years from the date of entry into the plan (date of employment). Under the plan, the Company's contribution is determined annually by the Board of Directors and is funded as accrued. The profit-sharing expense for 1997, 1996, and 1995 was $152,722, $113,329, and $-0-,
         respectively.

         The Company has established a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company's full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $83,203, $62,827, and $60,163 in 1997, 1996, and 1995, respectively.

         In 1980, the Company adopted an employee cash/stock bonus plan for which 12,500 shares of the Company's common stock have been set aside to be issued to employees at the discretion of management. During 1997, 1,000 shares were issued under the Plan and no shares were issued in 1996 and 1995. In the aggregate, 3,300 shares have been issued under the Plan.

13.   COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE - During 1992, the Company entered into a 10-year noncancelable operating lease expiring August 31, 2002 for corporate office and manufacturing facilities. As an inducement to enter the new lease, the Company received certain incentives such as a rent abatement and assumption of existing lease obligations. Additionally, the lease provided for scheduled rent increases. These lease incentives are being amortized over the lease period. Rent expense is being recognized on a straight-line basis. In addition to the basic rentals, the lease agreement provides for increases based on payment by the Company of its share of real estate and insurance taxes.

         As of December 31, 1997, future net minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Year Ended December 31,

        1998                             $  283,000
        1999                                272,000
        2000                                262,000
        2001                                228,000
        2002                                154,000
                                         ----------
                                         $1,199,000
                                         ==========

         Rental expense was approximately $242,000, $222,000, and $217,000 in 1997, 1996, and 1995, respectively.

         EMPLOYMENT AGREEMENTS - The Company has an employment agreement with an officer. In the event of his death while employed, the officer's salary is to be paid to his beneficiaries for one year. Through December 31, 1995, the officer earned a bonus of 2,500 shares of common stock for each twelve-month period of the term of employment (which began January 1, 1984), but no such stock shall be issued directly to him until January 2, 1999. A total of 30,000 shares have been issued in trust through December 31, 1997. All of the shares earned through December 31, 1995, are to be transferred to the officer in the future.

         PARAGON ACQUISITION - In conjunction with the acquisition described in
         Note 2, the Company entered into employment agreements with Paragon key executives. Such agreements provide for minimum salary levels as well as incentive bonuses that are payable if specified management goals are attained. The agreements expire in December 2000, and the aggregate commitment for future salaries as of December 31, 1997, excluding bonuses, was approximately $1,100,000.

         At the acquisition date, the Company deposited $728,000 into a restricted escrow account to pay income tax liabilities to U.K. tax authorities assumed upon acquisition of Paragon.

         At the acquisition date, Paragon had a factoring agreement with a financing company. Under the agreement, the financing company purchases Paragon's accounts receivable at a discount and provides Paragon with operating funds. Paragon incurs a liability until the purchased accounts receivable are fully collected by the financing company. At December 31, 1997, the Company had a liability of $363,000 to the financing company. In February 1998, the Company terminated the factoring agreement and settled all outstanding liabilities.

         LEGAL PROCEEDINGS - The Company is involved in certain legal proceedings that arise in the ordinary course of business. Management believes that the final disposition of these matters in the aggregate, will not have a material effect on the Company's financial position, results of operations or cash flows.

14. SEGMENT INFORMATION

         Segment information by major business segment is presented below:


                          Year Ended December 31, 1997
                          ----------------------------
                          Government Products Division

                                             Electro/       Laser
                            Communication     Optics     Illuminator
                               Products     Technology   Technology
                               Division        Group        Group        Paragon        Raman       Total
                            -------------  -----------   ------------   ----------    ----------  ----------
Revenues                      $9,734,088     $688,690     $1,684,260   $  164,019     $    -      $12,271,057
Operating income (loss)       $  615,963     $ 18,296     $  924,174   $  (13,581)    $(136,459)  $ 1,408,393

Identifiable assets           $9,885,518     $109,943     $  257,170   $1,165,543     $    -      $11,418,174
Corporate assets                    -            -              -            -             -          791,567
                              ----------     --------     ----------   ----------     ---------   -----------
Total assets                  $9,885,518     $109,943     $  257,170   $1,165,543     $    -      $12,209,741
                              ==========     ========     ==========   ==========     =========   ===========

Gross additions to
  property and
  equipment:
  Identifiable                $  592,150     $ 29,152     $    7,605   $     -        $    -      $   628,907
  Corporate                         -            -              -            -             -           72,622
                              ----------     --------     ----------   ----------     ---------   -----------
Total                         $  592,150     $ 29,152     $    7,605   $     -        $    -      $   701,529
                              ==========     ========     ==========   ==========     =========   ===========

Depreciation and
  amortization:
  Identifiable                $  299,623     $   -        $     -      $      609     $    -      $   300,232
  Corporate                         -            -              -            -             -             -
                              ----------     --------     ----------   ----------     ---------   -----------
Total                         $  299,623     $   -        $     -      $      609     $    -      $   300,232
                              ==========     ========     ==========   ==========     =========   ===========

                          Year Ended December 31, 1996
                         ______________________________
                          Government Products Division

                                           Electro/          Laser
                          Communication     Optics        Illuminator
                            Products      Technology      Technology
                            Division        Group            Group       Paragon         Raman      Total
                          -------------  -----------     ------------   ----------    ----------  ----------
Revenues                   $6,453,686      $592,981       $ 1,863,596     $    -       $    -     $ 8,910,263
Operating income (loss)    $   60,664      $(31,903)      $ 1,046,577     $    -       $    -     $ 1,075,338

Identifiable assets        $3,186,605      $262,915       $   247,363     $    -       $    -     $ 3,696,883
Corporate assets                 -             -                 -             -            -         769,580
                           ----------      --------       -----------     ---------    ---------  -----------
Total assets               $3,186,605      $262,915       $   247,363     $    -       $    -     $ 4,466,463
                           ==========      ========       ===========     =========    =========  ===========

Gross additions to
property and
equipment:
Identifiable               $  219,119      $   -          $      -        $    -       $    -     $   219,119
Corporate                        -             -                 -             -            -            -
                           ----------      --------       -----------     ---------    ---------  -----------
Total                      $  219,119      $   -          $      -        $    -       $    -     $   219,119
                           ==========      ========       ===========     =========    =========  ===========

Depreciation and
amortization:
Identifiable               $ 235,431       $   -          $      -        $    -       $    -     $   235,431
Corporate                       -              -                 -             -            -            -
                           ----------      --------       -----------     ---------    ---------  -----------
Total                      $ 235,431       $   -          $      -        $    -       $    -     $   235,431
                           ==========      ========       ===========     =========    =========  ===========


                          Year Ended December 31, 1995
                        _______________________________
                          Government Products Division

                                           Electro/          Laser
                          Communication     Optics        Illuminator
                            Products      Technology      Technology
                            Division        Group            Group       Paragon         Raman      Total
                          -------------  -----------     ------------   ----------    ----------  ----------
Revenues                  $5,319,556     $ 395,284        $715,296       $   -         $    -     $6,430,136
Operating income (loss)   $ (470,866)    $(263,930)       $307,369                                $ (427,427)
Identifiable assets       $3,117,177     $ 101,103        $ 68,635                                $3,286,915
Corporate assets                -             -               -              -              -        387,089
                          ----------      --------       -----------     ---------    ---------  -----------
Total assets              $3,117,177     $ 101,103        $ 68,635       $   -         $    -     $3,674,004
                          ==========      ========       ===========     =========    =========  ===========

Gross additions to
  property and
  equipment:
  Identifiable            $ 287,854      $    -           $   -          $   -         $    -     $ 287,854
  Corporate
                          ----------      --------       -----------     ---------    ---------  -----------
Total                     $  287,854     $    -           $   -          $   -         $    -     $ 287,854
                          ==========      ========       ===========     =========    =========  ===========

Depreciation and
  amortization:
  Identifiable            $ 212,470      $    -           $   -          $   -         $    -     $ 212,470
  Corporate
                          ----------      --------       -----------     ---------    ---------  -----------
Total                     $ 212,470      $    -           $   -          $   -         $    -     $ 212,470
                          ==========      ========       ===========     =========    =========  ===========

         All of the revenues from the Electro Optics Technology and Laser Illuminator divisions are from U.S. Government agencies and their prime contractors.

         The Company is engaged primarily in the development, manufacture, and sale of optical fiber communications products and laser systems. Revenue represents shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist primarily of cash, prepaid expenses, deferred taxes, and long-term assets.

15.   SIGNIFICANT CUSTOMERS AND FOREIGN EXPORTS

         The Company's primary business activity is with the U.S. Government and its prime contractors and commercial customers providing communications products and services. In 1997, two commercial customers each accounted for 10% and one customer accounted for 7% of sales. During 1996, the Company made sales to three commercial customers that accounted for approximately 21%, 8%, and 8% of sales, respectively. During 1995, the Company made sales to two commercial customers that accounted for approximately 10% and 9% of revenues, respectively. In 1997, 1996, and 1995, the Company had export sales to foreign customers totaling approximately $2,130,000, $1,159,000 and $860,000, respectively.
         Foreign operations and foreign sales resulting from the Paragon acquisition (see Note 2) were immaterial to the Company's 1997 operations. At December 31, 1997, contract receivables from three customers represented 16%, 12%, and 11%, respectively, of total contract receivables outstanding. At December 31, 1996, contract receivables from three customers represented 17%, 13%, and 4%, respectively, of total accounts and contracts receivables outstanding.

16.   RELATED PARTY TRANSACTIONS

         At December 31, 1997, the Company had a $40,000 note receivable from a former officer and board member. The note is noninterest-bearing and is due in full on December 15, 1998.

17.   NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, both of which will be effective for the Company beginning January 1, 1998. SFAS No. 130 requires businesses to disclose comprehensive income and its components in the financial statements. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company does not believe that adoption of SFAS 130 will have a material impact on its financial position, and it has not yet completed its analysis of which operating segments it will report on upon adoption of SFAS No. 131.

                                  * * * * * *

OPTELECOM, INC.                                                  SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1997, 1996, AND 1995
_______________________________________________________________________________

                                        Balance         Charged to                                   Balance
                                     at Beginning       Costs and        Other                       at End
Description                            of Period         Expenses       Changes     Deductions     of Period
-----------                         --------------     ------------    ---------   ------------    ---------
Year Ended December 31, 1995

Reserves and allowances deducted
  from assets/accounts:
  Obsolescence reserve for
    inventory                         $83,402             $105,722     $   -         $ (92,119)    $ 97,005
  Allowance for uncollectible
    contract costs                     34,711              (34,711)        -              -            -

Year Ended December 31, 1996

Reserves and allowances deducted
  from assets/accounts:
  Obsolescence reserve for
    inventory                         $97,005             $ 92,494     $   -         $(113,250)    $ 76,249
  Allowance for uncollectible
    contract costs                       -                  78,186         -              -          78,186

Year Ended December 31, 1997

Reserves and allowances deducted
  from assets/accounts:
  Obsolescence reserve for
    inventory                         $76,249             $ 88,466     $   -         $ (72,031)    $ 92,684
  Allowance for uncollectible
    contract costs                     78,186              (15,000)        -           (11,649)      51,537

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

1.    Consolidated Financial Statements and Financial Statement Schedules

      Report of Independent Certified Public Accountants

Statements

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996, and 1995

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996, and 1995

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995

Summary of Accounting Policies

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

      Schedule II Valuation and Qualifying Accounts, Years Ended December 31, 1997 and 1996 (benefit)

      Other schedules are omitted because they are not applicable or information is shown elsewhere in the financial statements or notes thereto.

3.    Exhibits

      Item 3(i) Restated Certificate of Incorporation of Optelecom, Inc. as in effect March 23, 1998.

      Item 3(i)(1) Amended and Restated By-Laws of Optelecom, Inc. as in effect March 23, 1998.

      Item 11 - Statement Regarding Computations of Per Share Earnings

      Item 12 -

      Item 13 -

      Item 21 - The significant subsidiaries of the Registrant, as defined in
      Section 1-02(w) of regulations S-X are:

            Paragon Audio Visual, Ltd. (Paragon), acquired by the Company on December 12, 1997.

      Item 23 -

4.    Reports on Form 8-K

            An 8-K was filed on December 23, 1997 reporting the acquisition of
      Paragon.  An   8-KA was filed on February 25, 1998 including the required financial information on Paragon.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OPTELECOM, INC.

Date: March 31, 1998              By   /s/Edmund D. Ludwig
                                     ____________________________________
                                          Edmund D. Ludwig
                                          DIRECTOR AND PRESIDENT AND CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     OPTELECOM, INC.

Date: March 31, 1998                           By   /s/Alexander L. Karpinski
                                                  ______________________________
                                                       Alexander L. Karpinski
                                                       DIRECTOR

Date: March 31, 1998                           By   /s/Calvin T. Mathews
                                                  ______________________________
                                                       Calvin T. Mathews
                                                       DIRECTOR

Date: March 31, 1998                           By   /s/Gordon A. Smith
                                                  ______________________________
                                                       Gordon A. Smith
                                                       DIRECTOR

Date: March 31, 1998                           By   /s/Robert S. Lalley
                                                  ______________________________
                                                       Robert S. Lalley
                                                       CHIEF FINANCIAL OFFICER