Form 10-Q
period 1998-03-31
OPTELECOM INC
filed 1998-05-15
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998                     Commission File No. 0-8828



                                 Optelecom, Inc.
                          ----------------------------
                          (Exact Name of Registrant as
                            Specified in its Charter)



       Delaware                                           52-1010850
-------------------------------                ---------------------------------
(State of Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

 9300 Gaither Road Gaithersburg, MD                          20877
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number,                          (301) 840-2121
Including Area Code                                     ---------------
                                                         (Phone Number)

                                      NONE
                                      ----
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

         Yes   X     No
             -----      -----

Common Stock Outstanding
as of May 14, 1998                  2,110,490
                                    ---------

                                OPTELECOM, INC.
                                   FORM 10-Q

                                    CONTENTS
                                    --------

PART I.  FINANCIAL INFORMATION

  ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
        and December 31, 1997 (Audited)........................................3

        Condensed Consolidated Statements of Operations for the Three Months
        Ended March 31, 1998 and 1997 (Unaudited) .............................4

        Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 1998 and 1997 (Unaudited) ...................................5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ......6

  ITEM 2.  MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

                                 OPTELECOM, INC.
                      Condensed Consolidated Balance Sheets
                   as of March 31, 1998 and December 31, 1997

                               ASSETS                                               1998                    1997
                               ------                                            (Unaudited)              (Audited)
                                                                                 -----------              ---------
Current Assets:
        Cash and cash equivalents                                                $   390,907            $   242,656
        Restricted cash                                                              327,610                728,000
        Accounts and contracts receivable                                          3,404,182              3,102,904
        Note receivable - related party                                               40,000                 40,000
        Inventories                                                                2,171,759              1,752,873
        Prepaid expenses and other assets                                            311,053                334,530
        Deferred tax asset                                                           200,874                200,874
                                                                                 -----------            -----------
        Total current assets                                                       6,846,385              6,401,837
Intangible Assets, net                                                             2,533,433              2,614,062
Goodwill, net                                                                      1,882,193              1,914,785
Property and Equipment, at cost less accumulated
  depreciated                                                                      1,414,118              1,265,550
Deferred Tax Asset                                                                    13,507                 13,507
                                                                                 -----------            -----------
TOTAL ASSETS                                                                     $12,689,636            $12,209,741
                                                                                 ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
                  Demand note payable                                            $ 1,111,373            $   300,000
                  Accounts payable                                                 2,182,920              1,640,460
                  Payable under factoring agreement                                      ---                362,868
                  Accrued payroll                                                    262,581                266,936
                  Accrued annual leave                                               142,263                138,661
                  Income taxes payable                                               327,574                728,000
                  Other current liabilities                                          225,236                300,384
                  Current portion of notes payable                                   364,250                208,332
                                                                                 -----------            -----------
                  Total current liabilities                                        4,616,197              3,945,641
Long Term Liabilities:
                  Notes payable                                                    2,144,680              2,291,668
                  Deferred rent liability                                            166,506                172,613
                                                                                 -----------            -----------
                  Total long-term liabilities                                      2,311,186              2,464,281
                                                                                 -----------            -----------
TOTAL LIABILITIES                                                                  6,927,383              6,409,922
                                                                                 -----------            -----------

Stockholders' Equity
--------------------
                  Common Stock - par value $.03 per share,
                  Authorized 5,000,000 shares, issued and outstanding
                  2,034,400 and 2,032,137                                             61,032                 60,964
                  Discount on common stock                                           (11,161)               (11,161)
                  Additional paid-in capital                                       3,818,708              3,812,638
                  Retained earnings                                                1,893,674              1,937,378
                                                                                 -----------            -----------
                  Total stockholders' equity                                       5,762,253              5,799,819
                                                                                 -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $12,689,636            $12,209,741
                                                                                 ===========            ===========

         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                 Condensed Consolidated Statements of Operations
               for the Three Months Ended March 31, 1998 and 1997
                                   (UNAUDITED)

                                                                                Three Months             Three Months
                                                                                       Ended                    Ended
                                                                              March 31, 1998           March 31, 1997
                                                                              --------------           --------------
Revenue                                                                           $4,380,922               $2,678,211
Direct Costs, Overhead and G&A                                                     4,368,080                2,384,910
                                                                                  ----------               ----------

Operating Income                                                                      12,842                  293,301
Other Expenses                                                                        75,520                    2,242
                                                                                  ----------               ----------

(Loss) Income Before Income Taxes                                                    (62,678)                 291,059

(Benefit) Provision for Income Taxes                                                 (18,974)                 123,200
                                                                                  ----------               ----------

Net (Loss) Income                                                                    (43,704)                 167,859
                                                                                  ==========               ==========

Basic (Loss)  Earnings Per Share                                                  $    (0.02)              $     0.08

Diluted (Loss) Earnings Per Share                                                 $    (0.02)              $     0.09

Weighted Average Number of Common Shares  Outstanding                              2,032,456                1,928,832

         The accompanying notes are an integral part of this statement.

                                                OPTELECOM, INC.
                                     Consolidated Statements of Cash Flows
                                         as of March 31, 1998 and 1997
                                                  (UNAUDITED)

                                                                              Three Months Ended March 31
                                                                              1998                 1997
                                                                              -----                ----
Operating Activities
--------------------
        Net (Loss) Income                                                 $  (43,704)            $ 167,859
        Adjustments to reconcile net income to net
           cash provided by (used in) operating activities:
         Depreciation and amortization                                       217,888                65,311
         Gain on sale of equipment                                               ---               (15,357)
         Deferred rent                                                        (6,107)               (4,338)
         Common stock issued for services                                        ---                 8,200

        Change in assets and liabilities:
         Accounts and contracts receivable                                  (301,278)             (177,530)
         Inventory                                                          (418,886)             (143,762)
         Prepaid expenses and other assets                                    23,477               (93,921)
         Restricted cash - Paragon                                           400,390                   ---
         Accounts payable                                                    542,460               331,791
         Accrued payroll                                                      (4,355)              (47,737)
         Accrued annual leave                                                  3,602                21,545
         Other current liabilities                                           (75,148)               10,911
         Income taxes payable                                               (400,426)                  ---
                                                                          ----------             ---------
Net cash used in (provided by) operating activities                          (62,087)              122,972

Investing Activities
--------------------
        Proceeds from sale of equipment                                          ---                22,000
        Capital expenditures                                                (253,200)             (154,645)
                                                                          ----------             ---------
        Net cash used in investing activities                               (253,200)             (132,645)


Financing Activities
--------------------
        Borrowings on note payable to bank                                   811,373                   ---
        Payments on long term debt                                          (362,868)               18,156
        Borrowings under notes                                                 8,930                   ---
        Proceeds from stock options                                            6,103               (46,426)
                                                                          ----------             ---------
        Net cash  provided by  (used in) financing activities                463,538               (28,270)
        Net (decrease) increase in cash and cash equivalents                 148,251               (37,943)



Cash and cash equivalents - beginning of period                              242,656               266,575
                                                                          ----------             ---------
Cash and cash equivalents - end of period                                    390,907             $ 228,632
                                                                          ==========             =========

Supplemental Disclosures of Cash Flow Information

        Cash Paid During the Period for Interest                              75,520                 1,360

         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

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

         In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.

2.       Line of Credit

         The Company has a credit agreement with a bank, whereby it may borrow up to $1,250,000 with interest at the bank's prime rate plus 1/4%. The total amount of borrowings, which may be outstanding at any given time, is based upon a percentage of certain eligible receivables. The amount available under the credit agreement as of March 31, 1998 is $ 150,000. On April 30, 1998, the bank renewed the line of credit through April 30, 1999 and on May 13, 1998, the bank increased the line of credit to $1,700,000 to reflect borrowing needs for our newly acquired subsidiary, Paragon Audio Visual Ltd.

3.       Inventory

         Inventory consisted of the following:

                                     March 31, 1998            March 31, 1997
                                     --------------            --------------
               Raw materials                781,779                   618,961
               WIP                          603,282                   490,234
               Finished goods               786,698                   539,535
                                         ----------                ----------
               Total                     $2,171,759                $1,648,730
                                         ==========                ==========

4.       New Accounting Pronouncement

         In 1998, Optelecom adopted FASB Statement No.130, "Reporting Comprehensive Income." Comprehensive Income includes net income and other changes in assets and liabilities not reported in net income, but instead reported as a separate component of stockholders equity. During the three months ended March 31, 1998, the Company had comprehensive income that approximated net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

         Results of Operations

         In 1998, year-to-date revenues were $4,380,922 with a net loss of $(43,704) compared to same-period revenues of $2,678,211 and net income of $167,859 in 1997. The 1998 results are reflective of the amortization of goodwill and intangibles of $113,000, and interest expenses of $58,385 related to the Paragon acquisition.

         Communication Products Division

         Communication Products Division (CPD) had first quarter revenues of $2,398,088. This compares to $2,123,853 for the same period in 1997. The CPD group had an operating loss of $(73,823) compared to an operating net income of $145,448 in 1997. Recently, cost control efforts in Manufacturing and other support groups have not kept pace with increased overheads and G&A. Management intends to make adjustments in the organization to return to profitability.

         Government Products Division

         Revenues for the Electro-Optics Technology Group were $134,335 for the first quarter of 1998 compared to $155,866 for the first quarter of 1997. The group achieved an operating income of $8,154 for the first quarter, which was an improvement over the loss of $(1,664), incurred in the same quarter of 1997. The revenue consists primarily of contract work for winding fiber optic gyro coils booked in the last half of 1997. The profit reflects reductions achieved through lower cost allocations due to more efficient use of floor space.

         Laser Illuminator Group revenues were $301,946 for the quarter compared to $338,492 for the equivalent period of 1997; operating income was $179,486 compared to $149,517 for the same quarter in 1997. The decrease in revenue in the first quarter of 1998 was due to lower delivery requirements by the United States Air Force.

         Costs incurred in the first quarter of 1998 associated with a new business activity were expensed in the Government Products Division; this activity had no revenue and costs of $(103,639) for the first quarter of 1998. There were no corresponding prior year expenses for this effort.

Paragon Audio Visual Ltd.

         In December of 1997, Optelecom acquired Paragon Audio Visual Ltd. The first quarter of 1998 reflects the first full quarter of combined operations recorded by the Company. The revenues for this wholly owned subsidiary were $1,546,553 as of March 31, 1998 with operating income of $117,724.

         Company backlog at the end of March 31, 1998 was $1,892,433.

         Liquidity and Capital Resources

         Changes in the Company's financial condition in the first quarter of 1998 were primarily due to the acquisition of Paragon. The current ratio was
1.48 as of March 31, 1998 compared to 1.62 on December 31, 1997 and 2.7 at the end of the first quarter of 1997. The overall cash (used in)/provided by operating activities for the first three months of 1998 was $(62,007) compared to $122,972 the first three months of 1997. The major reason for the negative cash flow was due to a general increase in inventories and accounts receivable and payment of income tax related to the Paragon acquisition.

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

                  None

         ITEM 5 - OTHER INFORMATION

                  None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  The Company filed a Form 8-K/A on February 25, 1998 reporting its acquisition of Paragon Audio Visual Ltd. with inclusion of Paragon's audited financial statements.

         EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER
                      SHARE

                  The 1997 results are reflective of a stock dividend effective in November 1997.

                                                               Three Months Ended            Three Months Ended
                                                                   March 31, 1998                March 31, 1997
                                                               ------------------            ------------------
           Basic

           Average common shares outstanding                            2,032,471                     1,811,361

           Net (loss) income                                           $  (43,704)                   $  167,859

           Basic earnings per share                                    $    (0.02)                   $     0.09

           Diluted

           Average common shares and common
             share equivalents outstanding                              2,032,471                     1,928,832

           Net (loss) income                                           $  (43,704)                   $  167,859

           Diluted earnings per share                                  $    (0.02)                   $     0.09

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OPTELECOM, INC.

Date:                               _________________________________________
                                    Edmund D. Ludwig, President and CEO

Date:                               _________________________________________

                                    Robert S. Lalley, Chief Financial Officer