Form 10-Q
period 1998-06-30
OPTELECOM INC
filed 1998-08-12
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998                 Commission File No. 0-8828



                                Optelecom, Inc.
                          (Exact Name of Registrant as
                           Specified in its Charter)



             Delaware                                   52-1010850
(State of Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)



   9300 Gaither Road Gaithersburg, MD                        20877
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number,                           (301)840-2121
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

      Yes   X     No
         _____       _____


Common Stock Outstanding
as of August 5, 1998          2,123,408

                                OPTELECOM, INC.
                                   FORM 10-Q

                                    CONTENTS




PART I.  FINANCIAL INFORMATION


         ITEM 1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets as of June 30, 1998
               and December 31, 1997.....................................................  3


               Condensed Consolidated Statements of Operations for the Three Months
               Ended June 30, 1998 and 1997 .............................................  4


               Condensed Consolidated Statements of Operations for the Six Months
               Ended June 30, 1998 and 1997 .............................................  5


               Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1998 and 1997 ...................................................  6


                Notes to Condensed Consolidated Financial Statements.....................  7


         ITEM 2.  MANAGEMENT`S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS..............................................................  8



PART II. OTHER INFORMATION


         Item 11 - Statement regarding Computation of Net Income (Loss) per share........ 11



         Signatures ..................................................................... 11

                                OPTELECOM, INC.
                     Condensed Consolidated Balance Sheets
             As of June 30, 1998 and December 31, 1997 (Unaudited)


                    ASSETS                              1998            1997
                    ------                           ----------       --------
Current Assets:
     Cash and cash equivalents                      $   588,986    $   242,656
     Restricted cash                                    327,123        728,000
     Accounts and contracts receivable                3,201,701      3,102,904
     Note receivable - related party                     40,000         40,000
     Inventories                                      2,075,782      1,752,873
     Prepaid expenses and other assets                  306,916        334,530
     Deferred tax asset                                 200,874        200,874
                                                    -----------    -----------
     Total current assets                             6,741,382      6,401,837
Intangible Assets, net                                2,486,037      2,614,062
Goodwill, net                                         1,849,126      1,914,785
Property and Equipment, at cost less
  accumulated depreciation                            1,437,739      1,265,550
Deferred Tax Asset                                       13,507         13,507
                                                    -----------    -----------
TOTAL ASSETS                                        $12,527,791    $12,209,741
                                                    ===========    ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
            Demand note payable                     $ 1,510,022    $   300,000
            Accounts payable                          1,513,870      1,640,460
            Payable under factoring agreement               ---        362,868
            Accrued payroll                             234,821        266,936
            Accrued annual leave                        146,340        138,661
            Income taxes payable                        327,123        728,000
            Other current liabilities                   279,931        300,384
            Current portion of notes payable            520,830        208,332
                                                    -----------    -----------
            Total current liabilities                 4,532,937      3,945,641

Long Term Liabilities:
     Notes payable                                    1,984,068      2,291,668
     Deferred rent liability                            160,952        172,613
                                                    -----------    -----------
     Total long-term liabilities                      2,145,020      2,464,281
                                                    -----------    -----------
TOTAL LIABILITIES                                     6,677,957      6,409,922
                                                    -----------    -----------

Stockholders' Equity
     Common Stock - par value $.03 per share,
     Authorized 15,000,000 shares at June 30, 1998,
     5,000,000 shares at December 31, 1997, issued and
     outstanding 2,115,670 and 2,032,137                 63,470        60,964
     Discount on common stock                          (11,161)       (11,161)
     Additional paid-in capital                       4,017,028      3,812,638
     Retained earnings                                1,780,497      1,937,378
                                                    -----------    -----------

     Total stockholders' equity                       5,849,834      5,799,819
                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $12,527,791    $12,209,741
                                                    ===========    ===========




         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                Condensed Consolidated Statements of Operations
               for the Three Months Ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                Three Months     Three Months
                                                       Ended            Ended
                                               June 30, 1998    June 30, 1997
                                               -------------    -------------
Revenue                                           $4,232,214       $3,523,962
Direct Costs, Overhead and G&A                     4,228,577        3,063,961
                                                  ----------       ----------


Operating  Income                                      3,637          460,001
Interest (Expense) Income                           (95,084)              144
Amortization of Goodwill                            (47,870)             ---
                                                  ----------       ----------

(Loss) Income Before Income Taxes                  (139,317)          460,145

Benefit (Provision) for Income Taxes                  26,140        (164,239)
                                                  ----------       ----------

Net (Loss) Income                                 $(113,177)       $  295,906
                                                  ==========       ==========

Basic (Loss)  Earnings Per Share                  $   (0.05)       $     0.16

Diluted (Loss) Earnings Per Share                 $   (0.05)       $     0.15







         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 1998 and 1997
                                  (UNAUDITED)


                                                Six Months       Six Months
                                                     Ended            Ended
                                             June 30, 1998    June 30, 1997
                                             -------------    -------------
Revenue                                         $8,613,136       $6,202,173
Direct Costs, Overhead and G&A                   8,549,680        5,448,871
                                                ----------       ----------

Operating Income                                    63,456          753,302
Interest (Expense) Income                        (169,712)          (2,098)
Amortization of Goodwill                          (95,739)             ---
                                                ----------       ----------

(Loss) Income Before Income Taxes                (201,995)          751,204

Benefit (Provision) for Income Taxes                45,114        (287,439)
                                                ----------       ----------

Net (Loss) Income                               $(156,881)       $  463,765
                                                ==========       ==========

Basic (Loss)  Earnings Per Share                $   (0.08)       $     0.25

Diluted (Loss) Earnings Per Share               $   (0.08)       $     0.24




         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                     Consolidated Statements of Cash Flows
                          as of June 30, 1998 and 1997
                                  (UNAUDITED)

                                                          Six Months Ended June 30
                                                              1998          1997
                                                              -----         ----
Operating Activities
      Net (Loss) Income                                    $(156,881)     $ 463,765
      Adjustments to reconcile net (loss) income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                     392,951       134,110
            Gain on sale of equipment                           (112)      (15,357)
            Deferred rent                                    (11,661)       (7,643)
            Common stock issued for services                      ---         8,000

      Change in assets and liabilities:
            Accounts and contracts receivable                (98,797)   (1,270,886)
            Inventories                                     (322,909)     (230,505)
            Prepaid expenses and other assets                  27,614      (84,003)
            Restricted cash                                   400,877           ---
            Accounts payable                                (126,590)       664,894
            Accrued payroll                                  (32,115)        17,436
            Accrued annual leave                                7,679        37,478
            Other current liabilities                        (20,453)       228,949
            Income taxes payable                            (400,877)           ---
                                                           ----------     ---------
Net cash (used in) operating activities                     (341,274)      (53,762)

Investing Activities
            Proceeds from sale of equipment                     2,975        22,000
            Capital expenditures                            (374,319)     (239,535)
                                                           ----------     ---------
            Net cash used in investing activities           (371,344)     (217,535)

Financing Activities
            Borrowings on note payable to bank              1,214,920       100,000
            Payments under factoring agreement              (362,868)           ---
            Payments on long term debt                            ---      (46,426)
            Proceeds from stock options                       206,896        41,908
                                                           ----------     ---------
            Net cash provided by financing activities       1,058,948        95,482
                                                           ----------     ---------

Net increase (decrease) in cash and cash equivalents           346,330     (175,815)

Cash and cash equivalents - beginning of period                242,656       266,575
                                                            ----------     ---------
Cash and cash equivalents - end of period                   $  588,986     $  90,760
                                                            ==========     =========
Supplemental Disclosures of Cash Flow Information

            Cash Paid During the Period for Interest        $  165,212      $    902
      Cash paid during the Period for Income Taxes          $   13,000      $ 15,000


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

      In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments (all of which are of a normal, recurring nature) that are necessary for fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.

2.    Line of Credit

      The Company has a credit agreement with a bank, whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1/4%. The total amount of borrowings, which may be outstanding at any given time, is based upon a percentage of certain consolidated eligible receivables. The amount available under the credit agreement as of June 30, 1998 is approximately $190,000. On April 30, 1998, the bank renewed the line of credit through April 30, 1999.

3.    Inventory

      Inventory consisted of the following:

                                      June 30, 1998     December 31, 1997
                                      -------------     -----------------
        Raw materials                    $  721,096            $  591,768
        WIP                                 404,802               455,648
        Finished goods                    1,075,617               798,141
          Less: Inventory allowance       (125,733)              (92,684)
                                         ----------            ----------
        Total                            $2,075,782            $1,752,873
                                         ==========            ==========

      The increase in inventory relates primarily to the consolidation of assets belonging to Paragon Audio Visual Limited, purchased in December, 1997.

4.    Income (Loss) Per Share

       Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). Amounts reported for 1997 have been restated to reflect the adoption of SFAS 128 and the effects of a three-for-two stock split declared on November 11, 1997.

5.    New Accounting Pronouncements

      In 1998, Optelecom adopted SFAS No.130, "Reporting Comprehensive Income" and SFAS N0. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company is continuing to assess operating segments on which it may report. Comprehensive income includes net income and other changes in assets and liabilities not reported in net income, but instead reported as a separate component of stockholders equity. During the six months ended June 30, 1998, the Company had comprehensive income that approximated net income.

      In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for years beginning after June 15, 1999 and requires the recognition of all derivatives at fair value as either assets or liabilities in the statement of financial position. Under certain conditions, a derivative may be designated as a hedging instrument. For a derivative not designated as a hedging instrument, any gain or loss in fair value is recognized in earnings in the period of change. For a derivative instrument designated as a hedge, earnings or comprehensive income will reflect the extent to which the hedge is not effective in achieving offsetting changes in fair value in the period of change. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Set forth below is management's discussion and analysis of the Company's financial condition and results of operations.

            The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results for future periods could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

      Results of Operations

      In 1998, year-to-date revenues were $8,613,136 with operating income of $63,456 compared to same-period revenues of $6,202,173 and an operating income of $753,302 in 1997. The 1998 revenue increase relates to its Paragon subsidiary, acquired in December 1997. Operating income for 1998 reflects $130,703 of amortization of Paragon intangibles and interest expense of $165,212 relating primarily to the acquisition and operation of Paragon. Operating income was also negatively impacted by the lower sales by the Laser Illuminator Group in 1998 compared to 1997.

      Communication Products Division

      Communication Products Division (CPD) had second quarter revenues of $2,384,346. This compares to $2,809,379 for the same period in 1997. The CPD group had an operating income of $144,521 compared to operating income of $172,704 in 1997. Management was able to maintain operating margins in 1998 despite a decrease in sales compared to 1997. Cost controls instituted during the first and second quarter of 1998 resulted in a $72,000 improvement in operating income in the second quarter on even sales as compared to the first quarter.

      Government Products Division

      Revenues for the Electro-Optics Technology Group were $113,959 for the second quarter of 1998 compared to $206,063 for the second quarter of 1997. The group achieved an operating income of $38,650 for the second quarter, which was an improvement over the $29,576, for the same quarter of 1997. The second quarter 1998 operating margin improvement is largely a result of group labor allocations to new business development.

      Laser Illuminator Group revenues were $199,934 for the quarter compared to $508,520 for the equivalent period of 1997; operating income was $83,109 compared to $320,581 for the same quarter in 1997. The decrease in revenue in the second quarter of 1998 was due to lower delivery requirements by the United States Air Force. Management anticipates forecasted government orders to result in improved revenue and operating profit during the second half of 1998.

      Costs incurred in the second quarter of 1998 associated with a new business activity were expensed in the Government Products Division; this activity had no revenue and costs of $130,477 for the second quarter and $226,332 for the first half of 1998. There were no corresponding prior year expenses for this effort.

      Paragon Audio Visual Ltd.

      In December of 1997, Optelecom acquired Paragon Audio Visual Ltd. The second quarter of 1998 reflects the second full quarter of combined operations recorded by the Company. The revenues for this wholly owned subsidiary were $1,533,975 as of June 30, 1998 with an operating loss of $70,330.

      Liquidity and Capital Resources

      Changes in the Company's financial condition in the second quarter of 1998 were primarily due to the acquisition of Paragon. The current ratio was 1.49 as of June 30, 1998 compared to 1.62 on December 31, 1997 and 2.24 at the end of the second quarter of 1997. The overall cash used in operating activities for the six months ended June 30, 1998 was $341,274 compared to $53,762 the six months ended June 30, 1997. The major reasons for the negative cash flow were an increase in inventories, a decrease in accounts payable and an overall increase in research and development activities.

      The Company's future capital requirements depend on many factors, including continued research and development activities, competing technological and market developments, and successful full integration of Paragon, its U.K. subsidiary. The Company expects to fund operations over the next 12 months from its available working capital.

      Company backlog at the end of June 30, 1998 was $1,650,267.

      Year 2000 Potential Issues

      The Company is currently engaged in a comprehensive project to upgrade its information, technology and manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The manufacturing related computer system has been rendered compliant as of August 5, 1998.

      The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 20000 compliance, and the Company expects to complete the project in mid 1999. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company operations. The cost of this project is not deemed to be significant, and it has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any fiscal year. These costs and the time at which the Company plans to complete any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

            None

      ITEM 2 - CHANGES IN SECURITIES

            None

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            None

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of shareholders was held on May 4, 1998. The following items were submitted to shareholders for a vote:

                        1. The election of Edmund D. Ludwig to hold office as a
                  director for a term of three years and until his successor shall be elected and shall qualify.

                  In Favor of:  1,710,998       Authority Withheld:  35,342

                        2. The approval of an amendment to the certificate of
                  incorporation to increase the authorized capital stock from 5,000,000 shares to 15,000,000 shares.

                  In Favor of:  1,480,111                  Opposed:  258,029

                        3. The approval of an amendment to the 1996 Directors
                  Stock Option Plan to increase the number of shares which may be issued upon exercise of options from 75,000 shares to 200,000 shares.

                  In Favor of:  820,415                    Opposed:  320,225

      ITEM 5 - OTHER INFORMATION

            On June 15, 1998, the Company adopted a shareholders rights plan that provides for a dividend distribution of one right for each outstanding share of common stock. In the event that, following the Distribution Date (as defined in the 8-A filing) a person is or becomes the beneficial owner of 10% or more of the then-outstanding shares of Common Stock, each Right Holder may purchase three (3) shares of Common Stock at a price per share equal to 50% of the then current market price of the Common Stock. The Company filed a form 8-A on June 30, 1998 reporting its adoption of the Plan. As of June 30, 1998, the Company has reserved 5,400,000 shares of authorized but unissued common stock for issuance under the shareholders rights plan.

            On May 4, 1998, the Board of Directors elected David Brown to serve as a director, until the annual meeting of Stockholders in 1999, replacing Calvin T. Mathews.

            On May 20, 1998, the Company filed a registration statement of Form S-3 to register common shares issued in December 1997 for the Purchase of Paragon.

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            None

      ITEM 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE

            The 1997 results are reflective of a stock dividend effective in November 1997.


                                       Six Months Ended     Six Months Ended
                                          June 30, 1998        June 30, 1997
                                       ----------------     ----------------
       Basic
       Average common shares outstanding      2,072,231            1,820,986

       Net (loss) income                     $(156,881)           $  463,765

       Basic (loss) earnings per share       $   (0.08)           $     0.25

       Diluted
       Average common equivalent
       shares outstanding                     2,072,231            1,940,553

       Net (loss) income                     $(156,881)           $  463,765

       Diluted (loss) earnings per share     $   (0.08)           $     0.24




SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OPTELECOM, INC.


Date:  August 11, 1998              /s/ Edmund D. Ludwig
                                    ______________________________
                                    Edmund D. Ludwig, President,
                                    CEO and Interim CFO