Form 10-Q
period 1998-09-30
OPTELECOM INC
filed 1998-11-13
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998                 Commission File No. 0-8828



                                Optelecom, Inc.
                          (Exact Name of Registrant as
                           Specified in its Charter)



            Delaware                                        52-1010850
------------------------------                ---------------------------------
(State of Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)



  9300 Gaither Road Gaithersburg, MD                        20877
----------------------------------------                -------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number,                         (301) 840-2121
Including Area Code                                 -------------------
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

      Yes   X      No
          -----       -----

Common Stock Outstanding
as of November 8, 1998       2,125,235
                             ---------

                                OPTELECOM, INC.
                                   FORM 10-Q

                                    CONTENTS
                                    --------


PART I.       FINANCIAL INFORMATION


              ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      Consolidated Balance Sheets as of September 30, 1998
                      and December 31, 1997...........................................  3

                      Consolidated Statements of Operations for the Three Months
                      Ended September 30, 1998 and 1997 ..............................  4

                      Consolidated Statements of Operations for the Nine Months
                      Ended September 30, 1998 and 1997 ..............................  5

                      Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 1998 and 1997 ....................................  6

                      Notes to Consolidated Financial Statements......................  7

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS......................................................  8


PART II.      OTHER INFORMATION


      Item 11 - Statement regarding Computation of Net (Loss) Income per share........ 13

      Signatures ..................................................................... 14

                                OPTELECOM, INC.
                          Consolidated Balance Sheets
                 As of September 30, 1998 and December 31, 1997
                                  (UNAUDITED)


                    ASSETS
                    ------

                                                        1998           1997
                                                    -----------    -----------
Current Assets:
        Cash and cash equivalents                   $   366,199    $   242,656
        Restricted cash                                 337,154        728,000
        Accounts and contracts receivable             2,901,886      3,102,904
        Note receivable - related party                  40,000         40,000
        Inventories                                   2,003,592      1,752,873
        Prepaid expenses and other assets               374,352        334,530
        Deferred tax asset                              200,874        200,874
                                                    -----------    -----------
          Total current assets                        6,224,057      6,401,837
Intangible Assets, net                                2,417,187      2,614,062
Goodwill, net                                         1,877,106      1,914,785
Property and equipment, net                           1,438,970      1,265,550
Deferred tax asset                                       13,507         13,507
                                                    -----------    -----------
TOTAL ASSETS                                        $11,970,827    $12,209,741
                                                    ===========    ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
        Bank line-of-credit payable                 $ 1,200,000    $   300,000
        Accounts payable                              1,493,228      1,640,460
        Payable under factoring agreement                   ---        362,868
        Accrued payroll                                 242,841        405,597
        Income taxes payable                            355,209        728,000
        Deferred revenue                                183,924            ---
        Other current liabilities                       281,808        300,384
        Current portion of notes payable                625,390        208,332
                                                    -----------    -----------
          Total current liabilities                   4,382,400      3,945,641
Long-term Liabilities:
        Notes payable                                 1,822,921      2,291,668
        Deferred rent liability                         154,609        172,613
                                                    -----------    -----------
          Total long-term liabilities                 1,977,530      2,464,281
                                                    -----------    -----------


        Commitments and contingencies                       ---            ---

TOTAL LIABILITIES                                     6,359,930      6,409,922
                                                    -----------    -----------

Stockholders' Equity
--------------------
        Common Stock - par value $.03 per share,
        Authorized 15,000,000 shares at
        September 30, 1998, 5,000,000 shares at
        December 31, 1997, issued and
        outstanding 2,123,833 and 2,032,137              63,715         60,964
        Discount on common stock                        (11,161)       (11,161)
        Additional paid-in capital                    4,043,891      3,812,638
        Foreign currency translation                      2,844            ---
        Retained earnings                             1,511,608      1,937,378
                                                    -----------    -----------
          Total stockholders' equity                  5,610,897      5,799,819
                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $11,970,827    $12,209,741
                                                    ===========    ===========

         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                     Consolidated Statements of Operations
                                  (UNAUDITED)

                                             Three Months Ended September 30,
                                                  1998              1997
                                               ----------        ----------

Revenues                                       $4,180,177        $3,179,442
Cost of goods sold                              2,404,622         1,591,604
                                               ----------        ----------


Gross profit                                    1,775,555         1,587,838

Operating expenses:
      Research and development                    466,547           278,975
      Selling and marketing                       672,265           373,278
      General and administrative                  764,170           431,389
                                               ----------        ----------
        Total operating expenses                1,902,982         1,083,642

Operating (loss) income                          (127,427)          504,196

Other expenses:                                                       5,969
      Interest expense                             93,304
      Amortization of goodwill                     48,157               ---
                                               ----------        ----------
        Total other expenses                      141,461             5,969

(Loss) income before income taxes                (268,888)          498,227

(Benefit) provision for income taxes                  ---           131,120
                                               ----------        ----------

Net (loss) income                              $ (268,888)       $  367,107
                                               ==========        ==========

Basic (loss) earnings per share                $    (0.13)       $     0.20

Diluted (loss) earnings per share              $    (0.13)       $     0.19




         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                     Consolidated Statements of Operations
                                  (UNAUDITED)



                                             Nine Months Ended September 30,
                                                  1998              1997
                                              -----------       ----------



Revenues                                      $12,793,313       $9,381,615
Cost of goods sold                              7,575,103        4,955,206
                                              -----------       ----------

Gross profit                                    5,218,210        4,426,409

Operating expenses:
      Research and development                  1,309,892          872,133
      Selling and marketing                     1,781,715        1,180,641
      General and administrative                2,195,074        1,116,137
                                              -----------       ----------
        Total operating expenses                5,286,681        3,168,911

Operating (loss) income                           (68,471)       1,257,498

Other expenses:
      Interest Expense                            258,517            8,067
      Amortization of goodwill                    143,896              ---
                                              -----------       ----------
        Total other expenses                      402,413            8,067

(Loss) income before income taxes                (470,884)       1,249,431

(Benefit) provision for income taxes              (45,114)         418,559
                                              -----------       ----------

Net (loss) income                             $  (425,770)      $  830,872
                                              ===========       ==========

Basic (loss) earnings per share               $     (0.20)      $     0.45

Diluted (loss) earnings per share             $     (0.20)      $     0.43



         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                                         Nine Months Ended September 30,
                                                             1998           1997
                                                           ---------     -----------
Operating Activities
--------------------
Net (Loss) Income                                          $(425,770)    $   830,872
Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
        Depreciation and amortization                        631,847         204,906
        Loss(Gain) on sale/disposal of equipment                 835         (15,357)
        Deferred rent                                        (18,004)        (13,513)
        Effect of currency translations                        2,844             ---
        Common stock issued for services                         ---           8,000

Change in assets and liabilities:
        Accounts and contracts receivable                    201,018      (1,507,666)
        Inventories                                         (250,719)       (177,594)
        Prepaid expenses and other assets                    (39,822)       (100,557)
        Restricted cash                                      390,846             ---
        Accounts payable                                    (147,232)        224,407
        Accrued payroll                                     (162,756)         (8,096)
        Deferred revenues                                    183,924             ---
        Other current liabilities                            (18,576)        410,742
        Income taxes payable                                (372,791)            ---
                                                           ---------     -----------
Net cash used in operating activities                        (24,356)       (143,856)

Investing Activities
--------------------
        Proceeds from sale of equipment                        2,972          22,000
        Capital expenditures                                (465,624)       (381,546)
        Additional investment in Paragon                    (108,896)            ---
                                                           ---------     -----------
        Net cash used in investing activities               (571,548)       (359,546)

Financing Activities
--------------------
        Increase in bank line-of-credit payable              900,000         300,000
        Payments under factoring agreement                  (362,868)            ---
        Payments on long term debt                           (51,689)        (46,426)
        Proceeds from stock options                          234,004          51,868
                                                           ---------     -----------
        Net cash provided by financing activities            719,447         305,442
                                                           ---------     -----------


Net increase (decrease) in cash and cash equivalents         123,543        (197,960)

Cash and cash equivalents - beginning of period              242,656         266,575
                                                           ---------     -----------
Cash and cash equivalents - end of period                  $ 366,199     $    68,615
                                                           =========     ===========

Supplemental Disclosures of Cash Flow Information

        Cash paid during the period for interest           $ 258,517     $    10,016
                                                           ---------     -----------
        Cash paid during the period for income taxes       $ 403,846     $    15,000
                                                           ---------     -----------



         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.

                   Notes to Consolidated Financial Statements
                                  (UNAUDITED)


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

      In the opinion of management, the accompanying unaudited financial statements reflect all necessary adjustments that are necessary for fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Interim period results are unaudited and are not necessarily indicative of results of operations or cash flows for a full year period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.

2.    Line-of-Credit
      --------------

      The Company has a credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1/2%. The total amount of borrowings which may be outstanding at any given time is based upon a percentage of certain consolidated eligible receivables. The amount available under the credit agreement as of September 30, 1998 is $500,000. The line-of-credit expires on April 30, 1999.

3.    Inventory
      ---------

      Inventory consisted of the following:

                                    September 30, 1998     December 31, 1997
                                    ------------------     -----------------
        Raw materials                       $  671,644            $  591,768
        WIP                                    445,236               455,648
        Finished goods                       1,041,353               798,141
          Less: Inventory reserves            (154,641)              (92,684)
                                            ----------            ----------
         Total                              $2,003,592            $1,752,873
                                            ==========            ==========

4.    Income (Loss) Per Share
      -----------------------

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). Amounts reported for 1997 have been restated to reflect the adoption of SFAS 128 and the effects of a three-for-two stock split declared on November 11, 1997.

5.    New Accounting Pronouncements
      -----------------------------

      In 1998, Optelecom adopted SFAS No.130, "Reporting Comprehensive Income" and SFAS N0. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company is continuing to assess operating segments on which it may report. Comprehensive income includes net income and other changes in assets and liabilities not reported in net income, but instead reported as a separate component of stockholders equity. During the nine months ended September 30, 1998, the Company had comprehensive income of approximately $2,900 greater than net income due to gains on foreign currency translations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical financial information contained herein, the following discussion and analysis may contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward looking statements.

      The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

      Optelecom, Inc. designs, manufactures and markets video communication products, specializing in transmission and distribution equipment for the delivery of real time video. The Company's integrated video solutions include fiber optic transmission, UTP copper distribution, and digital video conversion and access products. From simple baseband transmitters and baluns to complex broadband systems and video distribution switches, Optelecom offers innovative technologies that meet its customers' needs.

      Through 1998, the Company was organized into three operating divisions: the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber-based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focused on electro-optic technology development for government related defense business, and Paragon Audio Visual Ltd., (Paragon), located in the United Kingdom. Paragon, which was acquired at the end of 1997, is a wholly owned subsidiary of Optelecom, Inc. Paragon designs and markets electronic communication products and systems utilizing copper cabling as the transmission media. GPD is composed of two operating groups, Electro/Optics (E/O) Technology and Laser Illuminator Technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

      Revenues recognized were $4,180,177 and $3,179,442 for the three months ended September 30, 1998 and 1997, respectively. The increase of $1,000,735, or 31%, was largely due to the acquisition of Paragon, offset by a decline in contract sales for the U.S. Air Force's C-130 Gunship laser illuminator system ("GLINT") supported by Optelecom, Inc. The increase in revenues attributed to Paragon was approximately $1.4 million and the decline in sales under the GLINT contract was $350,000. For the year, the Company expects a decline in revenues under the GLINT contract of approximately $600,000 over the prior year.

GROSS PROFIT

      Gross profits for the three months ended September 30, 1998 and 1997 were $1,775,555 and $1,587,838, respectively. The increase over 1997 was attributed to the increase in revenues in the third quarter of 1998 compared to 1997. Gross margins as a percentage of revenues were 42% and 50% for the third quarters of 1998 and 1997, respectively. The decrease in gross margins for the third quarter is attributed primarily to product mix and an increase in inventory reserves recorded in the third quarter. Paragon's revenues realized lower gross margins of approximately 26% and GLINT revenues had a decline in gross margins to 63% in 1998 as compared to 77% in the same quarter for 1997. Approximately $60,000 in additional inventory reserves related to obsolescence of discontinued products was recorded during the third quarter of 1998. Gross margins for other product lines remained unchanged.

RESEARCH AND DEVELOPMENT

      Research and development costs for the three months ended September 30, 1998 and 1997 were $466,547 and $278,975 , respectively. Research and development costs as a percentage of revenues were 11% for the third quarter of 1998 and 9% for the third quarter of 1997. The increase over 1997 is attributed to increases in research and development staffing levels, prototype materials, outside design consultants and new product development. The Company continues to focus on enhancements to core technologies by improvements in manufacturability combined with new feature enhancements. A significant effort was undertaken during the year to rationalize its product lines for its commercial products sector. The Company expended funds approximating $100,000 during the third quarter of 1998 related to research efforts for high speed optical components.

SELLING AND MARKETING

      Selling and marketing costs were $672,265 and $373,278 for the three months ended September 30, 1998 and 1997, respectively. The increase of $298,987 in the third quarter of 1998 compared with the same period in 1997 is attributed to increased costs from Paragon. Additionally, the Company increased bad debt reserves by $100,000 based on current sales volume and to reflect the Company's historical experience for bad debt write-offs as a percentage of revenue.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $764,170 and $431,389 for the third quarter 1998 and 1997, respectively. The increase in expenses of $332,781 in the third quarter of 1998 compared to 1997 is attributed to expenses associated with Paragon, amortization of intangibles acquired from Paragon, increased facility costs and related to employee termination costs.

OTHER EXPENSES

      Other expenses for the three months ended September 30, 1998 and 1997 were $141,666 and $5,969, respectively. The increase of $135,697 in 1998 compared with 1997 is attributed to interest expense resulting from acquisition debt and amortization of the goodwill from the Paragon acquisition.

INCOME TAXES

      No income tax provision (benefit) was recorded during the third quarter of 1998 compared with income tax expense of $131,120 for the third quarter of 1997. During the third quarter of 1998, the Company had a loss before income taxes of $269,000. A portion of this loss is attributable to Paragon, a U.K. company. Paragon's losses are not available for current utilization, or resulting tax benefit, in either the United States or the U.K. The remaining income tax (benefit) provision resulting from third quarter results is offset by the

Company's adjustment of its tax provision (benefit) to its 1997 tax returns that were completed during the third quarter. The effective tax rate during the third quarter of 1997 was 25% since all taxable income was subject to U.S. income taxes in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

      Revenues recognized were $12,793,313 and $9,381,615 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $3,411,698 or 36% was largely due to the acquisition of Paragon, offset by a decline in contract sales for GLINT. The increase in revenues attributed to Paragon was approximately $3.4 million and the decline in sales under the GLINT contract was $600,000. The Company anticipates that revenues under the GLINT contract for the fourth quarter will continue at the same rate as the first nine months of 1998.

GROSS PROFIT

      Gross profits for the nine months ended September 30, 1998 and 1997 were $5,218,210 and $4,426,409, respectively. The increase over 1997 of $791,801 was attributed to the increase in revenues for the nine months of 1998 compared to 1997. Gross margins for the same period as a percentage of revenues were 41% and 47%, respectively. The decrease in gross margins for the nine months ended September 30, 1998 compared to the same period ended September 30, 1997 is attributed primarily to product mix. Lower gross margins are realized for Paragon's revenues (average of 26%) and the decline of GLINT revenues, which had gross margins of 61% in 1998 compared to 72% for the nine months ended September 30, 1997. Gross margins for other product lines remained unchanged.

RESEARCH AND DEVELOPMENT

      Research and development costs for the nine months ended September 30, 1998 and 1997 were $1,309,892 and $872,133, respectively. Research and development costs as a percentage of revenues were 10% for the nine months ended September 30, 1998 and 9% for the same period in 1997. The increase over 1997 is attributed to increases in research and development staffing levels, prototype materials, outside design consultants and new product development. The Company continues to focus on enhancements to core technologies by improvements in manufacturability combined with new feature enhancements. A significant effort was undertaken during the year to rationalize its product lines for its commercial products sector. The Company expended funds approximating $350,000 for the nine months ended September 30, 1998 related to research efforts for high speed optical components.

SELLING AND MARKETING

      Selling and marketing costs were $1,781,715 and $1,180,641 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $601,074 during 1998 compared with the same period in 1997 is attributed to increased costs from Paragon. Bad debt reserves were increased by $140,000 based on current sales volume and to reflect the Company's historical experience for bad debt write-offs as a percentage of revenue.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $2,195,074 and $1,116,137 for the nine months ended September 30, 1998 and 1997, respectively. The increase in expenses of $1,078,937 in 1998 compared to 1997 is attributed to expenses associated with Paragon, amortization of intangibles acquired from Paragon, increased facility costs, and costs related to employee termination.

OTHER EXPENSES

      Other expenses for the nine months ended September 30, 1998 and 1997 were $402,617 and $8,067, respectively. The increase of $394,550 in 1998 compared with 1997 is attributed to interest expense resulting from acquisition debt and amortization of the goodwill from the Paragon acquisition.

INCOME TAXES

      An income tax benefit of $45,114 was recorded for the nine months ended September 30, 1998 compared with income tax expense of $418,559 for the nine months ended September 30, 1997. The effective tax rate for the nine months ended September 30, 1998 was 10% compared with 33% for the same period in 1997. The difference in the rates is attributed to the tax losses generated by its U.K. subsidiary Paragon that are not available for utilization for United States tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998 the Company had combined balances of cash and cash equivalents of $366,199 compared with $242,656 at December 31, 1997.

      Cash used in operating activities approximated $24,000 in 1998 and is primarily the result of its net loss adjusted for depreciation and amortization and partially offset by increases in inventory and decreases in accounts receivables. Net cash of $571,548 was used for purchasing property and equipment and paying additional acquisition expenses for Paragon. The Company continues to invest in capital equipment to support its employee and facility growth and its research and development and manufacturing activities.

      The Company has a working capital line-of-credit with a bank for an amount up to $1,700,000 with interest at the bank's prime rate plus 1/2%. The amount available on the line is based on a percentage of eligible receivables.

      The Company's future capital requirements depend on many factors, including continued research and development activities, competing technological and market developments, and successful full integration of Paragon, its U.K. subsidiary. The Company expects to fund operations over the next 12 months from its available working capital line and operating cash flows.

      Company backlog at the end of September 30, 1998 was $2,100,041.

YEAR 2000 POTENTIAL ISSUES

      The Company is currently engaged in a comprehensive project to upgrade its information, technology and manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The manufacturing related computer system was rendered compliant as of August 5, 1998.

      The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in mid 1999. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company operations. The costs of this project have not been determined, however the costs associated with this project could be material to the Company's financial position or results of operations in any fiscal year. The Company anticipates that it will determine the cost of this project by the first quarter of 1999.

RISK FACTORS

FLUCTUATIONS IN FINANCIAL PERFORMANCE

      The Company has experienced and may in the future continue to experience fluctuations in its quarterly and annual operating results. Factors that may cause the Company's operating results to vary include, among other things, customer purchasing patterns, changing technology, new product transitions, delays in new product introductions, shortages of system components, changes in the mix of products and services sold, the timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. Moreover, because the Company has been increasing its operating expenses for personnel, facilities and product development and is limited in its ability to reduce expenses quickly in response to any revenue shortfalls, the Company's business, financial condition and operating results would be adversely affected if increased revenues are not achieved. For example, the Communications Products Division had revenues of $7,069,568 for the nine months ended September 30, 1998 compared to $7,460,848 for the same period in 1997, but an operating income of $87,614 in the nine months ended September 30, 1998 compared to an operating income of $539,797 for the same period in 1997. The decline in operating profits resulted in part because the Division increased its product development expenses, experienced a lower rate of increase in revenues than anticipated and was unable to reduce its expenses quickly once the lower rate of revenue increase became known. Total revenues increased to $12,793,313 for the nine months ended September 30, 1998 compared to $9,381,615 for the same period in 1997. The increase was attributable in large part to the acquisition of Paragon Audio Visual Limited ("Paragon") in December, 1997; Paragon's revenues of $4,596,179 were included with those of the Company for the nine months ended September 30, 1998 but not for the same period in 1997. The Company's results of operations was a net loss of $425,770 for the nine months ended September 30, 1998 compared to a net income of $830,872 for the same period in 1997. The factors contributing to the loss included expenses arising from the acquisition of Paragon: amortization of goodwill and intangibles in the amount of $354,388 and interest expense of $222,682. Also contributing to the loss was an increase of inventory and accounts receivables reserves of $202,000, employee termination charges of $231,000 and a change in product mix. The Company has taken steps to reduce its expenses, but there can be no assurance that the Company will return to profitability in any future period.

DEPENDENCE ON MAJOR CUSTOMERS

      Historically, a relatively small number of customers have accounted for a significant portion of the Company's revenues in any particular period. For the nine months ended September 30, 1998, approximately 35% of the Company's revenues were accounted for by sales to the U.S. Government and three commercial customers. The loss of the Company's contract with the U.S. Air Force (discussed below) or its contract with one of these commercial customers, Reuters Limited and other affiliated companies, could have a material adverse effect on the company. The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its revenues for the foreseeable future. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers select products from one of the Company's competitors for inclusion in future product generations, the Company's business, financial condition and operating results could be materially and adversely affected. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current significant customers could materially and adversely affect the Company's business, financial condition and operating results.

      One contract with the U.S. Air Force accounted for 6% of the Company's revenues and contributed $374,000 in operating income. The Company received the contract in January 1996. It is a four year contract, with one base year and three one-year options exercisable at the discretion of the Air Force, under which the Company provides services for refurbishment of equipment for the C-130 Gunship laser illuminator system (the "Glint Contract").

      Government contracts are subject to audits, and contract payments in excess of allowable costs are subject to adjustment and repayment. Audits have been completed through 1993. Based on its interpretation of contracting regulations and past experience, the Company believes that cost disallowances, if any, on Government contracts will not be material, but there can be no assurance in that regard. There can also be no assurance that the Company will receive continuations of its existing contracts or additional contracts in the future or that the federal government will not exercise its contractual rights to suspend or cancel contracts, in whole or in part, on short notice. The future revenues which the Company receives under the Glint Contract are also dependent on U.S. Government and Air Force budgets, the defense industry, the worldwide political situation and the continued requirements of the Air Force, including its specific crew training schedules.

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

            None

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            None

ITEM 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER
          SHARE

            The 1997 results are reflective of a stock dividend effective in November 1997.


                                         Nine Months Ended    Nine Months Ended
                                        September 30, 1998   September 30, 1997
                                        ------------------   ------------------
      Basic
      -----
      Average common shares
        outstanding                              2,088,991            1,832,805
      Net (loss) income                          $(425,770)            $830,872
      Basic (loss) earnings per share            $   (0.20)            $   0.45

      Diluted
      -------
      Average common equivalent shares
        outstanding                              2,088,991            1,944,857
      Net (loss) income                          $(425,770)            $830,872
      Diluted (loss) earnings per share          $   (0.20)            $   0.43


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OPTELECOM, INC.


Date:                            _________________________________________
                                 Edmund D. Ludwig, President, CEO


Date:                            _________________________________________
                                 Carole D. Argo, Chief Financial Officer