Form 10-K405
period 1998-12-31
OPTELECOM INC
filed 1999-03-31
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                          Commission File Number 0-8828

                                 OPTELECOM, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   52-1010850
                                   ----------
                      (IRS employer identification number)

                 9300 GAITHER ROAD, GAITHERSBURG, MARYLAND 20877
                ------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 17, 1999, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $6,065,317, based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 17, 1999, the registrant had outstanding 2,156,557 shares of Common Stock, $.03 Par Value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 8-KA filed on February 25, 1998, reporting required financial information from the Paragon acquisition.

Form 8-A12G filed June 30, 1998, reporting Shareholders Rights Agreement.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company's business consists primarily of the development, manufacture, and sale of fiber optic communications products and laser systems for commercial and military customers and, through it's subsidiary, the Company provides multi-media integrated products for sending data to the desktop over copper wire.

The Company is organized into three operating segments: the Communications Products Division (CPD) which develops, manufactures, and sells optical fiber-based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focused on electro-optic technology development for government-related defense business, and Paragon Audio Visual Ltd. (Paragon) which designs and markets electronic communication products and systems utilizing copper cabling as the primary transmission medium. Paragon, a wholly-owned UK subsidiary, was acquired in December 1997.

Fiber optic communication equipment, the main thrust of the Company's sales, is an area of unprecedented growth and change. Technology development is constantly and rapidly improving the capability to transmit ever increasing data rates over even greater distances with fiber-based communication systems.

Most signals, voice, video and data, are in electrical form. The transmission of electrical signals from one point to another by converting them to optical (light) signals has many advantages over electrical transmissions. Compared to copper wire, optical fibers can transmit signals at a much greater data rate over a greater distance and without disturbance from electrical machinery, lightning or other noise sources.

The fiber optic communication business has many parts, but can be divided generally into two segments: the optical fiber/cable portion which supplies the media for transporting optical signals, and the transmission equipment portion which generates and receives optical signals. A few companies manufacture optical fiber, while many more manufacture optical fiber cables. Optelecom provides the equipment that interfaces electrical signals to optical signals at the transmitter end of a fiber optic communication link and provides complementary equipment that converts the optical signals to electrical form at the other end of the communications link. Optelecom sells its equipment to users of these communication systems or to system integrators that install the Company's equipment in large communication nets.

There are a large number of communication applications that require different communication rates, distances and signal formats. Optelecom provides equipment specifically designed for transmission of various combinations of voice, data and video for a range of applications. The Company also addresses U.S. Government defense related markets for specialized and proprietary applications of fiber optic and laser system technology which the Company believes makes it unique among traditional fiber optic communication equipment manufacturers. While government business can provide an offset to periodic cycles in the commercial sector, it is also subject to changing world conditions. Therefore, the Company attempts to balance revenues generated by both types of markets to avoid severe changes in its business posture. The Company is unable to predict future defense business activity or the related impact on the Company's business.

The table below displays the Company's three-year revenue and pretax income
(loss) by segment.

                                  1998                         1997                       1996
                    -------------------------------------------------------------------------------------
                                     PRETAX                       PRETAX                     PRETAX
                                     (LOSS)                       INCOME                     INCOME
OPERATING SEGMENTS    REVENUE        INCOME        REVENUE        (LOSS)       REVENUE       (LOSS)

Company
 Totals             $16,333,749   $(3,130,652)   $12,271,057   $ 1,367,219    $ 8,910,263   $ 1,032,217

CPD                 $ 8,742,232   $  (237,357)   $ 9,734,088   $   574,789    $ 6,453,686   $    17,543
GPD                 $ 1,549,730   $   107,423    $ 2,372,950   $   806,011    $ 2,456,577   $ 1,014,674

PARAGON AUDIO
VISUAL LIMITED      $ 6,041,787   $(3,000,718)   $   164,019   $   (13,581)            --            --



See Note 14 to the financial statements for long-lived assets by segment.

PRODUCTS AND MARKETS

GOVERNMENT PRODUCTS DIVISION (GPD)

GPD consists of two operating groups: 1) The Electro/Optics Technology Group ("E/O") that provides technology development and engineering services to the U.S. Government and its prime contractors and investigates techniques for design and manufacture of specialized sensing coils for fiber optic gyros which is a unique field and has few competitors; and 2) the Laser Illuminator Technology Group ("L/I") that derives its revenues entirely from the U.S. Government and its agencies. During 1998, GPD started a research and development effort focused on high speed optical components for the commercial market sector.

In 1998 the group's activities continued to concentrate on interferometric fiber optic gyros (IFOGs), which are rotation sensing instruments that are beginning to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise derived from prior activities to develop winding technology for IFOG coils, and to manufacture these coils in production. In 1998 significant strides were made in improving process and quality control and increasing production capacity. A major portion of revenue is also derived from sales of custom optical fiber coils for fiber gyro sensors and other applications.

All the revenues generated by the L/I Group are related to its contract with the U.S. Air Force GLINT program. GLINT is an acronym associated with the U.S. Air Force's C-130 Gunship laser illuminator system supported by Optelecom. Due to the nature of the application of this system, contractual revenues are dependent on government budgets, the worldwide political situation, and specific crew training schedules. In January 1996 the Company received a $6.5 million, four-year contract (one base year and three one-year options) to provide services for refurbishment of equipment for this system. The Company anticipates additional refurbishment requirements will be completed by the end of 1999 coinciding with the contract period. Continued revenue under the contract is highly dependent on the continued requirements of the United States Air Force.

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division addresses business opportunities in the worldwide commercial communication equipment marketplace, and specializes in optical fiber technology. Currently, the majority of its revenues are provided from several niche market areas including original equipment manufacturer (OEM) equipment for process control and communications systems for highway traffic monitoring and advanced air traffic control video monitor displays.

The CPD segment offers many product solutions to address its customers' needs. The products are classified into the following categories:

Data Communications Products

Data Communications Products include Fiber Optic RS232, RS422, RS485, T1 and E1 Modems for market applications, including specialty data and timing distribution modems for the military, aerospace and satellite earth station markets as well as commercial, industrial, traffic control and surveillance markets. These products are included in or are compatible with products in our new Series 9000 product line, as discussed in the next paragraph.

CCTV  & Broadcast Video (FM), Audio and Data Products

This category includes fiber optic video only, audio only, video and data, audio and data, and video, audio and data products, which use our traditional FM, PFM and PCM transmission techniques. Most of these products are included in our 9000 series product line, which began shipping in late 1998, with a full promotion being launched in March 1999. Significant additions to our product offerings are an eight channel video multiplexer, a four channel video multiplexer with bi-directional data and/or audio and a new rack mount chassis and power supplies which provide dense packaging and operate over a wide temperature range. Also significant is the new Windows based Graphical User Interface System Management Software which allows the user to view the operating status of his whole fiber optic transmission network from a PC, greatly facilitating maintenance. Markets for these products include video surveillance, intelligent highways, robotics, process control, military, distance learning and simulation markets.

High Resolution RGB Video Transmission Products

RGB Video Transmission Products include those used to remote a high-resolution display, such as a monitor or projector, from the video source. Because of the high bandwidth and fidelity required to transmit these signals, fiber optics may be the only means to transmit them farther than a few hundred feet. While relatively low resolution VGA video, in the 600 x 400 pixel range, may be transmitted via copper using copper baluns (such as offered by Paragon) up to distances approaching 1000 feet, the bandwidth required to transmit ultra high resolution 2048 x 2048 pixel RGB video limits the transmission distance possible over copper to less than 100 feet. Applications for this technology include air traffic control, military control rooms, remote conference rooms, financial trading desks and process control. Optelecom is not aware of any other fiber optic RGB video transmission system that meets the performance requirements for the SONY 2Kx2K video monitor.

Compressed Digital Video Products

These products involve the digitization and compression of NTSC and PAL video signal sources, allowing transmission via T1, E1, or Ethernet, via IP (Internet Protocol). Currently this product group includes three products. One, the DVS-100, using motion JPEG compression standards and a second, the Transform 100, using MPEG-2 compression standards, include a T1/E1 inverse multiplexing network interface for video, audio and data transmission over one or two telecom standard T1 or E1 channels. A third, the Transform 200, uses MPEG-2 compression standards and includes a 10base10/100 interface for transmission using IP. Applications include remote surveillance, distance learning and video conferencing.

PARAGON AUDIO VISUAL, LTD.  (PARAGON)

Paragon was organized in 1994 and designs and markets electronic products and systems for multi-media applications utilizing unshielded twisted-pair copper of "structured" cabling for in-house computer data networking applications. Such products include baluns (Balanced to Unbalanced) devices that match the different impedance of traditional coaxial and data networking cables. The use of active baluns with higher-grade cables and high performance integrated circuit devices allows for the transmission of high-resolution video, voice and data signals without noticeable signal degradation. Paragon has been very active in supporting networking applications for market data information and business television services pertaining to financial markets.

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

Paragon markets a range of advanced product components for the display and integration of multimedia information at the user's desktop. Not all products are proprietary to Paragon, and the Company has close relationships with other product suppliers where appropriate. Together, these products comprise a complete family of product components that can be flexibly configured to build complete multimedia information integration solutions to meet customer's specific requirements.

Paragon is focused primarily (but not exclusively) on the financial systems marketplace; i.e., financial and commercial organizations that deal on national/international financial markets trading in a variety of instruments (e.g. equities, foreign exchange, commodities, money markets, and derivatives). The Company also markets to non-financial commercial organizations requiring the integration of business television and video telephony services.

Paragon's products and services are grouped into four major categories:

    o Multimedia Integration (Paragon active baluns, multi-function keyboards, specialized display adapters)
    o Business Television Distribution (head-end, switching and distribution products)
    o   Video telephony
    o Services (consultancy, integration of 3rd party products, configuration, installation and support)

Paragon is completely independent of any underlying trading room platform technology, utilized for the distribution of digital market data, and is able to operate independently of any distribution platform.

SALES AND MARKETING

GOVERNMENT PRODUCTS DIVISION

The E/O Group markets its services to both Government and commercial customers. However, for the past five years all of its business has been obtained from systems based on requirements of the Government, its prime contractors, and contractors of foreign Governments. Successfully marketing new technology initiatives directly to Government applications is difficult due to increased competition from larger companies with far greater resources. As a result of the utilization of IFOG sensing coil technology developed by Optelecom in 1993 and the Company's prior experience with the development of fiber coils for high speed payout, the Company identified the area of optical fiber gyro coil winding as providing opportunity for new business development. Gyro coils are a defense related Government program area that the Company sees receiving continued focus amid shrinking defense spending. Although the customer base is small, the demand is expected to increase over the next few years. Revenue from manufacturers of custom optical fiber gyro coils represented the majority of income for the group in 1998 and will be a major source of income in 1999.

The marketing efforts undertaken in 1998 are expected to provide additional contracts in 1999 with technology development contracts in the IFOG manufacturing and other areas.

The sole customer for the L/I Group is the Warner-Robins Air Logistics Support Center of the U.S. Air Force. Optelecom maintains a very close working relationship with the individual component item managers assigned at Warner-Robins and the operations group at Hurlburt Field, Florida.

COMMUNICATION PRODUCTS DIVISION

The Communication Products Division (CPD) sells its products domestically through direct sales and through select commercial integrators and resellers. Additionally, CPD has several OEM accounts to different market sectors. Foreign sales are made through agents and OEM accounts. The Company intends to add to CPD additional direct sales personnel in additional territories in the United States.

The sales process for new contracts generally requires a significant investment in time and money and takes several months. This process involves senior executives, sales personnel, engineering and systems integrators. The collective sales group works together to properly specify and apply highly technical products in the intelligent transportation control and surveillance market segment.

PARAGON

Paragon has developed close and mutually productive partnerships with suppliers of "system component" products, where the partner has strong technical expertise but very weak routes to market or poorly developed integration skills. These products include multi-functional keyboard solutions, specialized graphic display adapters and video conferencing systems.

This business model enables Paragon to deliver a broad portfolio of products, establishing a single source of cohesive multimedia solutions and integration services to the financial marketplace. This has enabled Paragon to derive additional revenue from its existing client base, and also to appeal to new prospects within the financial marketplace as well as new markets.

Paragon currently offers technical consulting and various product solutions consisting of both its own and third party products, which matches the evolving requirements currently required within the financial marketplace. Paragon's offerings now range from complex integration at the user desk through to visual distribution technologies.

RESEARCH AND DEVELOPMENT

FINANCIAL INFORMATION RELATING TO COMPANY
SPONSORED RESEARCH AND DEVELOPMENT                     1998          1997         1996
Expenditures on Company sponsored research and
development activities                               $1,309,000      $874,000     $518,000


Research and Development expense for 1998 increased significantly over 1997. During 1998, the Company invested resources approximating $426,000 on a new research effort. The product under development is a high speed optical component that has numerous commercial applications. The Company has applied for three patents related to the new product.

The Company's major effort in the CPD engineering area continues to focus on compressed digital video development. The most recent product (MPEG2 digital video) was released at the end of 1998 and market acceptance has been positive. Another significant engineering effort within CPD has been directed to the ongoing upgrade and improvement of our current product line with the introduction of the new 9000 Series at the end of 1998.

Paragon defines all product specifications but currently subcontracts actual product development and manufacturing. Looking forward, it is intended to utilize Optelecom's engineering and manufacturing capabilities where possible in order to increase Paragon's competitive advantage. This opportunity will be fully explored during 1999.

MANUFACTURING PROCESSES

QUALITY ASSURANCE

Beginning in mid-1996, the Company initiated a corporate-wide effort to implement a Quality Assurance system fully compliant with the requirements of ISO-9001 (an internationally recognized quality system standard for companies that design and manufacture products). In June 1996 all operating divisions of the Company received certification to the standard. Paragon outsources all of its manufacturing to specialized manufacturers and it does not maintain manufacturing facilities. During 1998 Paragon received certification of the ISO-9002 standard, which fits Paragon's non-manufacturing status.

GOVERNMENT PRODUCTS DIVISION

E/O TECHNOLOGY GROUP

In 1991 the Company developed a winding machine to fabricate coils of optical fiber wound in very specific configurations for fiber gyro systems. Additional work in this area through 1996 was conducted to develop a winding machine concept directed toward automated techniques. During 1998 Optelecom invested in the manufacture of additional winding machinery to meet customer demands. Currently, four machines are employed in satisfying contract winding production requirements. The number of companies from which the group obtains raw materials and optical fiber to meet these requirements is limited. However the Company does not anticipate any problems with adequate supplies.

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

COMMUNICATION PRODUCTS DIVISION

The Company performs routine and specialized manufacturing, assembly, and product testing functions in its corporate headquarters. The Company uses equipment which automatically assembles components onto printed circuit boards at high speed, which lowers manufacturing costs and reduces the time-to-market for new product designs. The Company also maintains a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in the Company's business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. The number of companies from which the division can obtain optical emitters and detectors for use in its circuit assemblies is limited. However, Optelecom has negotiated long-term supply contracts with these vendors and does not anticipate significant supply problems.

PARAGON

Paragon currently subcontracts all product manufacture and it is not the intention to change this in the short-term. In the medium term, however, Paragon intends to work closer with Optelecom and to utilize Optelecom's manufacturing capabilities where practical and possible.

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

Paragon competes primarily with both large and similar sized companies that have similar products and addresses worldwide markets in financial market data information and business television services. These markets have numerous suppliers who compete with Paragon. However Paragon's strategy of providing its customers with superior products and support services has enabled it to achieve a pre-eminent position in the financial data information market.

The L/I Group is a sole-source provider of the products it supplies to the U.S. Air Force. The services it provides pursuant to its current contract with the U.S. Air Force that expires at the end of 1999.

SEASONALITY

The Company's products are based on communications equipment technology. As such, seasonality does not materially affect the Company's revenues.

PATENTS

The Company holds certain patents. However, its business as a whole is not materially dependent upon its ownership of any one patent or group of patents. The Company does not license any patents from other parties, nor is it aware of any restrictions on its current backlog business imposed by patents of other parties.

BACKLOG

At the end of 1998 the backlog for each segment was as follows: Communications Products Division $651,000, Paragon Audio Visual $168,000 and Government Products Division $419,000.

EMPLOYEES

At December 31, 1998, the Company had a total of 84 full-time employees worldwide, including 15 in research, development and engineering, 21 in sales, marketing and service, 35 in manufacturing and 13 in general management, administration and finance. The number of employees by operating segment is as follows: Communication Products Division - 58; Paragon Audio Visual -17; Government Products Division - 9. Subsequent to year end, Paragon reduced its employees from 17 to 10 and CPD from 58 to 50. The Company intends to hire additional personnel during the next 12 months in all areas except general management, administration and finance. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by any collective bargaining organization and its employee relations are good.

RISK FACTORS

The statements contained in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's business and strategies, products markets, sales, marketing, customer support and service, research and development, manufacturing, competition, backlog, employees, financial performance, revenue and expense levels in the future, Year 2000 status and the sufficiency of its existing assets to fund future operations and capital spending needs in Business regarding the Company's products and its strategy. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under "Risk Factors" in this Report on Form 10-K. The fact that some of the risk factors may be the same or similar to the Company's past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here are part of doing business in the industry in which the Company competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Fluctuations In Financial Performance

The Company has experienced and may in the future continue to experience fluctuations in its quarterly and annual operating results. Factors that may cause the Company's operating results to vary include, among other things, customer purchasing patterns, changing technology, new product transitions, delays in new product introductions, shortages of system components, changes in the mix of products and services sold, the timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. Moreover, because the Company has been increasing its operating expenses for personnel, facilities and product development and is limited in its ability to reduce expenses quickly in response to any revenue shortfalls, the Company's business, financial condition and operating results would be adversely affected if increased revenues are not achieved. For example, the Communications Products Division had revenues of $8,742,232 for the twelve months ended December 31, 1998 compared to $9,734,087 for the same period in 1997, but an operating loss of $237,357 in 1998 compared to operating income of $574,789 for the same period in 1997. The decline in operating profits resulted in part because the Division increased its product development expenses, experienced a lower rate of increase in revenues than anticipated and was unable to reduce its expenses quickly once the lower rate of revenue increase became known. Total revenues increased to $16,333,749 for the twelve months ended December 31, 1998 compared to $12,271,057 for the same period in 1997. The increase was attributable in large part to the acquisition of Paragon Audio Visual Limited ("Paragon") in December, 1997; Paragon's revenues of $6,041,787 were included with those of the Company for the twelve months ended December 31, 1998 but not for the same period in 1997. The Company's results of operations was a net loss of $2,811,344 for the twelve months ended December 31, 1998 compared to net income of $948,729 for the same period in 1997. The major factors contributing to the loss in 1998 included: acquisition expenses of Paragon of $2,200,000 (valuation write-down of $1.4 million, amortization expense of goodwill and intangibles in the amount of $465,000 and interest expense of $335,000), an increase of inventory and accounts receivables reserves of $543,000, employee termination related charges of $620,000 and a change in product mix as revenues shifted from Glint to Paragon. The Company has taken significant steps to reduce its expenses, but there can be no assurance that the Company will return to profitability in any future period.

Dependence On Major Customers

Historically, a relatively small number of customers have accounted for a significant portion of the Company's revenues in any particular period. For the twelve months ended December 31, 1998 approximately 30% of the Company's revenues were accounted for by sales to the U.S. Government and three commercial customers. The loss of the Company's contract with the U.S. Air Force (discussed below) or its contract with one of these commercial customers, Fisher Control Systems (an original equipment manufacturer), and Reuters could have a material adverse effect on the company. The Company anticipates that sales of its products to relatively few customers will diminish in magnitude over the next few years. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers select products from one of the Company's competitors for inclusion in future product generations, the Company's business, financial condition and operating results could be materially and adversely affected. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current significant customers could materially and adversely affect the Company's business, financial condition and operating results.

One contract with the U.S. Air Force accounted for 7% of the Company's revenues and contributed $521,000 in operating income. The Company received the contract in January 1996. It is a four year contract, with one base year and three one-year options exercisable at the discretion of the Air Force, under which the Company provides services for refurbishment of equipment for the C-130 Gunship laser illuminator system (the "Glint Contract"). At December 31, 1998 the contract had a remaining funded contract value of $400,000.

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

Technological Change

The Company's communication products are sold in markets that are subject to rapid technological change. The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing such products or producing enhancements that meet these changing demands, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance. The Company's inability to develop and introduce new products or product enhancements in a timely manner, or its failure to achieve market acceptance of a new product could have a material adverse effect on the Company.

Competition

The Company faces intense and increasing competition from a large number of competitors, some of which are larger than the Company and have larger product development, research and sales staffs. To enhance the technological innovation of its products, the Company has recently increased the size of its engineering and development staff. There can be no assurance, however, that the Company's competitors will not develop products that are more effective than the Company's or that would render the Company's products obsolete or non-competitive. Furthermore, the Company's ability to expand commercial sales of its products is dependent in part upon its becoming more competitive with respect to manufacturing efficiency and marketing capabilities. The Company has recently increased its investment in manufacturing facilities and the size of its sales and production staffs for communication products. There can be no assurance, however, that these additions will provide the efficiencies and experience necessary for an expansion of sales.

Paragon Operations

In December 1997 the Company acquired Paragon Audio Visual Limited ("Paragon"). The integration of Paragon proved to be costly in time and resources. As a result of the length of time to integrate the acquisition, the Paragon operation accumulated a loss of $3,000,718 during 1998, including employee severance charges and write offs of intangibles acquired at the acquisition of Paragon. During 1998, the Company invested in Paragon an additional $790,000 to fund working capital requirements.

At the end of 1998, the Chairman of Paragon was terminated. Subsequently, the remaining Directors of Paragon were terminated. Optelecom has named a new management team from existing Paragon employees that has significant experience in Paragon's markets and expects that the operations will return to profitability during 1999. Paragon expects to return to profitability in 1999 by materially reducing its overhead costs. Significant reductions include employee terminations, closing of its New York City office, elimination of company vehicles, travel and entertainment expenses. Sales for 1999 are expected to remain constant with 1998 levels. However, there can be no assurance that profitability will, in fact, be achieved.

With the acquisition of Paragon, the Company expects to expand its presence in international markets and may in the future derive an even more significant portion of its revenues from these markets. The Company's current and future international business activities are subject to a variety of potential risks, including political, regulatory and trade and economic policy risks. The Company will also be subject to the risks attendant to translations in foreign currencies. These factors could have a material adverse effect on the Company.

Future Capital Needs; Uncertainty Of Additional Funding

The Company believes that its existing capital resources and future operating cash flows will generate the funds needed for its long-term cash requirements. If the Company's growth rate should exceed expectations, or if the Company should fail to generate the anticipated operating cash flows, the Company would be required to seek additional funding. In those circumstances, the Company would consider public or private debt or equity financings. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate its product research and development and overhead costs.

Need To Attract And Retain Key Employees

The Company is substantially dependent on the business and technical expertise of its senior management and on its ability to attract and retain key management and technical employees. The loss of members of senior management or of other key employees or the Company's inability to attract and retain other employees with necessary business or technical skills in the future would have a material adverse effect on the Company's business.

Year 2000 Potential Issues

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business interruptions. The Company has established an internal committee to address this problem.

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

The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in mid 1999. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company operations. The cost of this project is being funded through operating cash flows. The estimated cost of this project is not deemed to be significant, and it has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any fiscal year. These costs and the time at which the Company plans to complete any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ from those plans.

Price Volatility In Public Market

The Company's Common Stock currently trades on the NASDAQ SmallCap Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that may be unrelated to the operating performance of the Company. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in the Company's operating and product development results, may have a significant impact on the market price of the Company's Common Stock.

Absence Of Dividends; Dilution

The Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. Dilution will occur upon the exercise of outstanding stock options of the Company and may occur upon future equity financings of the Company that could be required to fund operations.

CONTRACT RENEGOTIATION AND TERMINATION

None of the Company's current contracts are subject to price re-negotiation. However, the Company's contracts with the U.S. Government are always subject to termination, which is a standard clause in any contract with the Government

ITEM 2.   PROPERTIES

In 1992 the Company moved its operations to new leased facilities at 9300 Gaither Road, Gaithersburg, Maryland, near Washington, DC. The facilities consist of space in two adjacent buildings, one occupying 21,000 square feet, with a ten-year lease term beginning September 1, 1992, and the other occupying 4,000 square feet, with a one-year term beginning in December, 1992 and one-year renewal options. Current monthly rent is $17,592 on the larger space and $2,662 on the smaller one. On September 1, 1997, Optelecom rented additional space of 8,056 square feet co-located with its existing facilities. Current monthly rent on this space is $5,186. All of the facilities are in good repair and are adequate for the Company's current production requirements. Paragon rents facilities in Beedon and London, England. These facilities consist of approximately 3,234 square feet of office space with a total rent of $6,420 per month and have leases that expire in March 2001.

ITEM 3.   LEGAL PROCEEDINGS

On March 18, 1999, David Brown, formerly Chairman and Marketing Director of Paragon Audio Visual Ltd., lodged an Originating Application with the Employment Tribunal of the United Kingdom in Reading, England. Mr. Brown alleges that Paragon dismissed Mr. Brown unlawfully and in breach of his alleged employment contract rights. He seeks an award of money in an unspecified amount. The time within which Paragon may file a response has not yet expired and the Company has not yet filed a response. The Company believes that Mr. Brown's claims are without merit and intends to present a vigorous defense. The Company also believes that it may have counterclaims that may be asserted against Mr. Brown in this proceeding and is considering the assertion of such counter-claims.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report, except as described above, the Company is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1998 to a vote of security-holders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $0.03 par value (Common Stock) is traded in the over-the-counter market. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the two years ended December 31, 1998 and 1997, respectively. The quoted prices are reflective of a three-for-two common stock split issued to shareholders of record on November 17, 1997. Such quotations do not necessarily reflect actual transactions.

                                                     Bid Price
                                                     ---------
               Quarter Ended                   High              Low
               -------------                   ----              ---
               December 31, 1998              5 13/16     -     2 3/8
               September 30, 1998            10 7/16      -     6
               June 30, 1998                 11 1/2       -     6 1/8
               March 31, 1998                10 1/8       -     6 1/2

               December 31, 1997             10 1/8       -     6
               September 30, 1997            12           -    11 11/16
               June 30, 1997                  9 3/8       -     9 3/16
               March 31, 1997                 8 5/16      -     6 7/8


There are approximately 892 record-holders of the Common Stock as of March 17, 1999.

The Company has not declared any cash dividends to date and does not expect to do so in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company's most recent five fiscal years.

                                                    YEAR ENDED DECEMBER 31,
                                  1998           1997           1996          1995           1994
                            --------------------------------------------------------------------------
Net Revenue                 $ 16,333,749    $ 12,271,057   $  8,910,263   $  6,430,136    $  7,036,069

Net (Loss) Income           $ (2,811,344)   $    948,729   $    722,081   $   (208,384)   $    382,347

Basic (Loss) Earnings per
Common Share                      $(1.34)          $0.51          $0.41         $(0.12)          $0.25

Diluted (Loss) Earnings
per Share                         $(1.34)          $0.48          $0.39         $(0.12)          $0.25

Total Assets                $  8,631,948    $ 12,209,741   $  4,466,463   $  3,674,004    $  3,617,298

Long-Term Obligations       $  1,726,672    $  2,291,668   $     11,607   $     46,426              --

Stockholders' Equity        $  3,290,632    $  5,799,819   $  3,041,631   $  2,188,777    $  2,384,303

Cash Dividends Declared
per Common Share                    $.00            $.00           $.00           $.00            $.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Due to the nature of the Company's business, the key components of its financial condition constitute receivables, inventory, fixed assets, accounts payable, and debt. The Company saw a decrease in net worth to $3,290,632 in 1998. Prior year trends of key financial indicators show a change in corporate net worth from $5,799,819 for 1997 compared to $3,041,631 in 1996. The 1998 current ratio decreased to 1.34 from 1.62 in 1997 and 2.95 in 1996. This was due to increases in current notes payable and other current liabilities.

Total corporate accounts receivable after allowance for doubtful accounts but including Paragon were $1,426,306. Year-end 1998 billed accounts receivable was $1,727,778. Billed accounts receivable was $3,052,207 at year-end 1997 and $1,324,564 in 1996. The decrease in accounts receivable was due to the general decrease in business experienced in the fourth quarter of 1998. In 1998 Days Sales Outstanding in receivables was 51 days compared to 58 days in 1997 and 52 days in 1996. The decrease from 1997 was primarily a result of the Company's aggressive approach to account collections and the Company will maintain its aggressive accounts collection program. The 1998 increase in allowance for doubtful accounts reflects management's attempt to properly reserve against write offs and also due to specific identification of problem accounts at year end. The Company also uses a careful screening process and performs credit qualification of customers before accepting their orders. For any new account, credit checks are always conducted, and questionable situations are either placed on a COD or a letter of credit basis. Accounts receivable is closely monitored; those that are delinquent are continuously contacted until payment is received.

The overall composition of the inventory has changed somewhat over the last three years as shown in the following chart: (Paragon inventory is included which is composed solely of finished goods.)

INVENTORY COMPOSITION                         1998          1997        1996
Production Materials (net of allowance)   $  407,022   $  499,084   $  765,783
Work In Process                              381,659      455,648      397,123
Finished Goods                             1,058,432      798,141      342,062
                                          ----------   ----------   ----------
TOTAL                                     $1,847,113   $1,752,873   $1,504,968

One of the tools the Company uses for trend analysis is a comparison of r inventory levels to total sales. In 1998, this level was 11% compared to 14% in 1997 and 17% in 1996. The value of the raw material and work in process inventory decreased by approximately $166,000 in 1998 compared to 1997. The increase in Finished Goods reflects growth in CPD inventory and the addition of the Paragon inventory. Although the Company's objective is to reduce inventory levels as much as possible, the value of finished goods inventory increased substantially in 1998 to provide products available from stock. This action was taken to meet competitive pressures, as customers are demanding shorter product delivery times. The Company has reduced the amount of raw material inventory to partially offset the higher level of finished goods inventory. The Company believes that its reserve for inventory obsolescence is adequate to properly value any excess quantities of this inventory.

In 1998, fixed asset additions were $505,616 compared to $701,529 in 1997, excluding the Paragon acquisition and $219,119 in 1996.

RESULTS OF OPERATIONS

1998 versus 1997

Consolidated sales in 1998 were $16.3 million, which represents an increase over 1997 sales of $4.06 million or 33%. The increase in sales in 1998 is directly related to Optelecom's acquisition of Paragon whose sales contributed $6.04 million in 1998. Although the company achieved record revenues in 1998, the operating results were significantly lower than expectations. The Company recorded a net loss of $2.81 million or $1.34 per share in 1998 compared to a profit of $949,000 or $0.48 per share in 1997. These losses were attributed to various factors with the most significant factor the costs incurred related to the acquisition of Paragon. Paragon had a loss of $3,000,718 during 1998.

In total, the Company recorded losses before income tax benefit aggregating $3.4 million relating to the acquisition of Paragon, which includes the write off of $1.4 million in intangibles related to employment commitments by the former Paragon shareholders. In the beginning of 1999, the Company replaced the former owners with a new management team. Significant reductions in overheads were implemented with the expectation that Paragon will achieve operating profits in 1999.

The Company made a significant investment in its research and development efforts. The most significant investment was the allocation of $426,000 to a new research effort related to the development of high-speed optical components. The Company is committed to invest in this project until the middle of 1999, by which time it intends to seek outside funding to continue with the product development efforts. There can be no assurance that the Company will be successful in securing outside funding.

Additional valuation reserves aggregating $543,000 were recorded in 1998 to write-down inventory and accounts receivables. They were recorded to account for obsolescence of some products and for failure to collect a portion of current accounts receivable.

Another factor contributing to the downturn in profits from 1997 was lower sales from the GLINT program and lower sales in the CPD segment. The GLINT contract is slowly winding down and, as such, revenues are expected to decline. The Company expects that revenues from the GLINT contract will terminate after 1999. CPD sales were down as a result of a lack of new large contract sales in 1998 compared to 1997 and the delay in the introduction of a new product, the 9000 series.

1997 versus 1996

Consolidated 1997 revenues were 38% higher than 1996. Consolidated 1997 revenues include $164,040 from Paragon subsequent to the December 12, 1997 acquisition date. A net profit of $948,729, which represented 8% of revenue for 1997, compares to a net profit of $722,081 (8%) for 1996.

Operating Segments

Optelecom's products and services are categorized into three operating segments:
Communications Products, Government Products and Paragon Products. The financial results for the three operating segments have been prepared on a basis that is consistent with the manner in which Optelecom management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles.

COMMUNICATION PRODUCTS DIVISION

                                     1998          %         1997        %         1996          %
 Net sales                        $8,742,232    100.0    $9,734,087   100.0     $6,453,685    100.0
 Gross profit                      4,039,724     46.2     4,387,639    45.1      2,657,056     41.2
 Total operating expense           4,277,081     48.9     3,812,850    39.2      2,639,513     40.9
 Operating (loss) income           (237,357)    (2.7)       574,789     5.9         17,543       .3


In 1998, the CPD group underwent significant changes. Key members of management were replaced as the group regained its focus on its core competencies. Expansion efforts in 1997 severely impeded the organization, as revenue growth expectations did not materialize. The Company implemented cost reductions in 1998 and recorded approximately $300,000 related to legal costs associated with employee terminations.

Sales in the CPD segment were down almost $1 million compared to 1997. The decline in sales is partly due to a delay in the introduction of the 9000 product series. Additionally, significant changes in the sales organization during 1998 had a negative impact on sales expectations. Two large contracts in 1997 resulted in a significant growth from the previous year. However, these contracts did not repeat in 1998. Gross profits declined by $348,000 due to the reduction in sales levels from 1997. The gross profit margin was 46% in 1998 compared with 45% in 1997. Operating expenses increased by $360,000 or 9.5% primarily due to increases in engineering and general and administrative costs. Engineering increased by

$235,000 to reflect additional resources added to the engineering group. General and administrative costs increased as a result of termination charges related to employee terminations.

In 1997, the Communication Products Division revenues increased by 51% over 1996 and resulted in an operating profit of $605,271 compared to a profit of $56,784 in 1996. The product sales mix was more favorable in 1997, with system integrator sales up significantly and low margin product sales down compared to 1996. New products in fiber optic trader desk and air traffic control video monitors and lower cost designs helped increase revenues in 1997. The Company was successful in implementing product designs specifically intended to be produced by automatic assembly processes to minimize direct costs.

Gross profits increased in 1997 as a percent of sales due to higher sales volume and the reduction in price discounts compared to 1996.

Operating expenses increased in 1997 by $1,182,096 over 1996 expenses. Commercial Product engineering development costs has increased, reflecting increased staff size and workload. During 1997, development focussed on additions to the product line for compressed digital video equipment and air traffic control equipment. The Company implemented changes to the sales and marketing staff to more closely align the technical aspects of the selling process with customer requirements and also changed the corporate management staff to strengthen the division's efforts.

GOVERNMENT PRODUCTS DIVISION

                                  1998          %         1997        %         1996         %
 Net sales                      $1,549,731    100.0    $2,372,950   100.0    $2,456,577     100.0
 Gross profit                      875,628     56.5     1,371,284    57.8     1,383,285      56.3
 Total operating expense           768,205     49.6       565,273    23.8       368,606      15.0
 Operating income                  107,473      6.9       806,011    34.0     1,014,679      41.3

Sales decreased by $823,000 in 1998 compared with 1997. The decline in sales is related to lower revenue on the GLINT contract ($585,000) and a reduction in sales in the Electro/Optics group related to DARPA and Honeywell Systems ($239,000). The decline in revenue is expected to continue in 1999 as the GLINT contract requirements are completed. Gross profit declined by $495,000 in 1998 due to the decline in sales. The gross profit margin remained unchanged at 56% in 1998 and in 1997. Operating expenses increased by $203,000 as a result of a $426,000 investment in new research and development efforts and was offset by declines in allocated administrative charges.

Sales declined $83,627 in 1997 compared to 1996. E/O Technology Group's 1997 revenues increased 16% compared to 1996. The increase occurred primarily due to additional work from DARPA and Honeywell Systems and contract coil winding work. The Laser Illuminator technology group's revenue for 1997 was $1,684,260 compared to $1,863,596 in 1996 and $715,296 in 1995. The slight decrease in the level of revenue in 1997 compared to 1996 was due to fewer Air Force requirements based on the number of serviceable aircraft. Gross profits remain constant in 1997 compared to 1996. The increase in operating expenses in 1997 over 1996 reflects a higher corporate allocation to GPD, which is apportioned on the basis of percent of segment revenue compared to total Company revenue.

PARAGON AUDIO VISUAL LIMITED

Paragon was acquired in December 1997. Accordingly, 1998 was the first year of its operations within Optelecom. During 1998, Paragon had a pretax loss of $(3,412,991). The components of Paragon's loss can be summarized as follows:

                                                                            1998
Revenues                                                               $ 6,041,784
Gross margins                                                            1,545,596
Operating expenses                                                       2,560,776
Operating (loss)                                                        (1,015,180)

The following expenses were incurred during 1998 related to Paragon:
     Amortization of intangibles                                           265,178
     Amortization of goodwill                                              200,722
     Acquisition interest                                                  233,207
     License fee                                                           175,000
     Write down of intangible assets related to employment commitments   1,462,500
Financing Costs:
     Interest expense of working capital loan                               61,206

Revenues for 1998 represented increased sales in Paragon's products in its traditional market. Paragon sold minimal Optelecom fiber products, as there were product certification and market issues that delayed the selling efforts. The gross margin was 26%. This rate reflects the fact that Paragon subcontracts its product design and manufacturing. Significant improvements in gross margins are expected to be realized once Paragon products are developed and manufactured by the Company. Operating expenses increased at a much higher rate than expected. The number of employees doubled in 1998 from 1997 and facilities increased both by expanding the headquarters and opening a sales office in London and New York City. Significant reserves were recorded for accounts receivable and inventory. Paragon previously had not recorded provisions for bad debts or inventory obsolescence.

As a result of the operating losses, cost reductions were taken by terminating positions and closing down the New York City office. All the original Directors of Paragon were terminated and their positions either eliminated or replaced by existing Paragon employees. The Company moved to reduce all unnecessary costs. The Company has taken the steps to bring expenses in line with revenues. Paragon recorded $320,000 related to the cost reductions. The expectations for 1999 are that Paragon will achieve operating profits.

OTHER OPERATING EXPENSES

Corporate

Income tax (benefit) expense was $(319,308) in 1998, $418,490 in 1997 and $310,136 in 1996. The effective tax rate was (10.2%) in 1998, 30.5% in 1997 and
30% in 1996. In 1998 the effective tax rate was (10.2%) as a result of the net operating loss during the year. The effective tax rate in 1997 and 1996 is positively influenced by increased overseas sales, since certain tax advantages can be realized through our Foreign Sales Corporation (FSC).

Interest expense was $334,749 in 1998 compared to $19,653 for 1997 and increased from $19,460 in 1996. The majority of the interest expense, $290,480 in 1998, is reflective of increased borrowings related to the Paragon acquisition.

Impact of Inflation

Inflation has not had any significant effect on the operations of the Company during 1998, and we do not expect it to have any significant effect during 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through cash generated from operations and investing activities, primarily through its bank line-of-credit. In 1998, net cash provided from operations was $513,127 compared to $526,794 and $387,304 in 1997 and 1996, respectively. Noncash items for depreciation and amortization amounted to $2,334,665 in 1998. Noncash outlays for these items in 1997 were $300,232 and $235,431 in 1996. Net cash used in investing activities in 1998 amounted to $502,644 used for the purchase of capital equipment, general office equipment and facility upgrades. In 1997, the cash used in investing activities was $3,343,380 of which $2,750,851 was used in the purchase of Paragon Audio Visual Ltd. In 1996, the cash used in investing activities was $219,119 for the purchase of manufacturing equipment and general office equipment. The Company generated $134,924 from its financing activities in 1998, $2,879,667 in 1997 and $35,954 in 1996. Borrowings on the line-of-credit was the primary source in 1998. Borrowings on a long-term note (for the purchase of Paragon) was the primary source in 1997 and proceeds from exercise of stock options was the primary source in 1996. The Company has the ability, provided there are sufficient eligible receivables, to borrow up to $1,700,000 under its line of credit as of December 31, 1998. The Company's line-of-credit expires on April 30, 1999; however, management expects to renew the line-of credit under substantially similar terms through April 30, 2000. The Company is required to comply with certain financial ratios including maintaining a minimum current ratio and a minimum ratio of cash flow to fixed obligations. The Company was in violation of the cash flow covenant as of December 31, 1998. At the end of 1998 the outstanding balance under the line of credit agreement was $650,000.

As of December 31, 1997, the Company's subsidiary, Paragon, had been advanced $363,000 under a factoring agreement. In February 1998, the Company terminated the factoring agreement and settled all outstanding liabilities under the agreement. Paragon's future working capital needs are expected to be financed by its operating cash flows or inter-company loans from the Company. Paragon is operating as a stand-alone entity. Should the need arise for increased cash due to increased business activity, additional funding needs will be addressed. Management anticipates that operating cash flows will generate the long-term cash requirements of Optelecom and Paragon. If the level of business should dictate, other infusions of capital may be needed. Paragon's business is transacted in British Pounds. The results of operations may be affected by foreign exchange gains/losses. Currently neither Optelecom nor Paragon have hedging strategies in place.

Contingencies


On March 18, 1999, David Brown, formerly Chairman and Marketing Director of Paragon Audio Visual Ltd., lodged an Originating Application with the Employment Tribunal of the United Kingdom in Reading, England. Mr. Brown alleges that Paragon dismissed Mr. Brown unlawfully and in breach of his alleged employment contract rights. He seeks an award of money in an unspecified amount. The time within which Paragon may file a response has not yet expired and the Company has not yet filed a response. The Company believes that Mr. Brown's claims are without merit and intends to present a vigorous defense. The Company also believes that it may have counterclaims that may be asserted against Mr. Brown in this proceeding and is considering the assertion of such counter-claims.

YEAR 2000

The Year 2000 is an issue because many computers, software and other devices with embedded technology use programs written using two digits rather than four to identify the applicable year and this may prevent them from accurately processing information with dates beyond 1999. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to manufacture products, acquire or ship inventory, process transactions or engage in other normal business activities.

The Company has developed and is well into implementing a Company-wide Year 2000 plan to identify all systems which will require modification or replacement and to establish appropriate contingency plans to avoid an impact on the Company's ability to provide its products and services. This plan encompasses the Company's products, financial reporting and operating systems, external suppliers and facilities. The Company's plan includes a series of initiatives to ensure that all of the Company's computer equipment and software will function properly and includes broad identification, assessment, remediation and testing efforts.

Based upon its inventory of systems and assessment efforts to date, the Company believes that certain of its computer equipment and software will require replacement or modification. In addition, in the ordinary course of business, the Company replaces computer equipment and software, and in so doing, seeks to acquire only Year 2000 compliant software and hardware. The Company believes that its planned modifications or replacements will be completed on a timely basis so as to avoid any disruptions or malfunctions due to any Year 2000 related problems.

The Company has substantially completed its compliance review of virtually all of its products and has not learned of any products which it manufactures that will cease functioning or experience an interruption of operation as a result of the transition to the Year 2000.

The Company is currently assessing the Year 2000 readiness of suppliers to determine the extent to which the Company may be vulnerable if those parties fail to properly identify and fix their own Year 2000 issues. The Company intends to monitor the progress made by these parties and formulate appropriate contingency plans.

The costs of the plan are based on management's best estimates and are not expected to be material to the Company's financial condition. The Company's total cost of the Year 2000 plan, which will be funded through operating cash flow, is estimated to be approximately $500,000 of which $200,000 is anticipated to be spent on capital assets. These estimated costs include the internal costs, including training, and those of external resources to implement any new software needed to become Year 2000 compliant.

Management believes, based on the information currently available to them, that the most likely worst case scenario would be: failure to be able to serve customers, increased operation costs due to manual processing, legal risks, including customer, supplier or shareholder lawsuits over failure to provide contracted services, product failures or heath and safety issues and inability to bill or invoice resulting in a loss of revenue. Although the Company believes that Year 2000 compliance will be achieved by December 31, 1999, there can be no assurance that the Year 2000 problem will not have a material adverse affect on the Company's business, financial condition and results of operations.

The Company's plan requires that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. In many cases, the Company already has arrangements with suppliers of goods and services so that in the event a commitment is not met; a substitute is available to the Company. Although the Company is in the process of installing new enterprise-wide systems that are Year 2000 compliant, management believes the Company can readily upgrade its critical financial and operating systems with vendor provided version upgrades that are Year 2000 compliant. The Company currently has an informal contingency plan and it will formalize its contingency plan during the first half of 1999.

New Accounting Standard

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not currently use derivatives, and it does not expect adoption of this Standard to have a material impact on its financial position or results of operations.

In March 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 entitled "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The pronouncement will become effective January 1, 1999. The Company does not believe that the SOP will have a material impact on the Company's financial position or results of operation.

Item 7A Quantitative and Qualitative Disclosure about Market Risks.

    Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 OPTELECOM, INC.

       Consolidated Financial Statements as of December 31, 1998 and 1997,
           and the Three Years in the period ended December 31, 1998, and Independent Auditors' Report

OPTELECOM, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                                      Page
INDEPENDENT AUDITORS' REPORT ..........................................................26

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS IN THE PERIOD ENDED
   DECEMBER 31, 1998, 1997 and 1996:


   Consolidated Balance Sheets.........................................................27

   Consolidated Statements of Operations...............................................28

   Consolidated Statements of Comprehensive (Loss) Income..............................29

   Consolidated Statements of Stockholders' Equity.....................................30

   Consolidated Statements of Cash Flows...............................................31

   Notes to Consolidated Financial Statements..........................................32

   Schedule of Valuation and Qualifying Accounts.......................................49

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Stockholders of Optelecom, Inc.:

We have audited the accompanying consolidated balance sheets of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

McLean, VA
March 26, 1999

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

------------------------------------------------------------------------------------------------------
                                 ASSETS                                         1998           1997
CURRENT ASSETS:
   Cash and cash equivalents                                              $    394,096    $    242,656
   Restricted cash (Note 14)                                                   328,700         728,000
   Accounts and contracts receivable (Note 3)                                1,426,306       3,102,904
   Note receivable - related party (Note 4)                                         --          40,000
   Inventories, net (Note 5)                                                 1,847,113       1,752,873
   Prepaid expenses and other assets                                           344,448         334,530
   Deferred tax asset                                                          307,960         200,874
                                                                          ------------    ------------
        Total current assets                                                 4,648,623       6,401,837

Intangible assets, net (Notes 2 and 6)                                       2,351,563       4,239,062
Goodwill, net (Note 2)                                                         238,493         289,785
Property and equipment, net (Note 7)                                         1,361,095       1,265,550
Deferred tax asset                                                              32,174          13,507
                                                                          ------------    ------------
TOTAL  ASSETS                                                             $  8,631,948    $ 12,209,741
                                                                          ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank line-of-credit payable (Note 8)                                   $    650,000    $    300,000
   Accounts payable                                                            765,971       1,640,460
   Payable under factoring agreement (Note 14)                                      --         362,868
   Accrued payroll                                                             204,888         405,597
   Income taxes payable (Notes 9 and 14)                                       328,700         728,000
   Other current liabilities                                                   892,848         300,384
   Current portion of notes payable (Note 10)                                  624,996         208,332
                                                                          ------------    ------------
        Total current liabilities                                            3,467,403       3,945,641
                                                                          ------------    ------------

LONG-TERM LIABILITIES:
   Notes payable (Note 10)                                                   1,726,672       2,291,668
   Deferred rent liability                                                     147,241         172,613
                                                                          ------------    ------------
               Total liabilities                                             5,341,316       6,409,922
                                                                          ------------    ------------

Commitments and contingencies (Note 11)                                             --              --

STOCKHOLDERS' EQUITY (Note 12):

   Common stock, $.03 par value - shares authorized, 15,000,000; issued
        and outstanding, 2,156,557 and 2,032,137 shares                         64,697          60,964
   Discount on common stock                                                    (11,161)        (11,161)
   Additional paid-in capital                                                4,105,029       3,812,638
   Foreign currency translation adjustment                                       6,033              --
   Retained earnings (deficit)                                                (873,966)      1,937,378
                                                                          ------------    ------------
        Total stockholders' equity                                           3,290,632       5,799,819
                                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                               $  8,631,948    $ 12,209,741
                                                                          ============    ============


See notes to consolidated financial statements.

                                 OPTELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                          1998              1997            1996
Revenues                                            $ 16,333,749    $ 12,271,057   $  8,910,263
Cost of goods sold                                     9,967,408       6,462,447      4,869,922
                                                    ------------    ------------   ------------
Gross profit                                           6,366,341       5,808,610      4,040,341

Operating expenses:
        Engineering                                    1,773,904       1,031,724        678,222
        Selling and marketing                          2,367,408       1,548,005      1,180,296
        General and administrative                     3,520,210       1,833,750      1,130,146
                                                    ------------    ------------   ------------
               Total operating expenses                7,661,522       4,413,479      2,988,664

Operating (loss) income                               (1,295,181)      1,395,131      1,051,677

Other expenses:
        Interest expense                                 334,749          19,653         19,460
        Write-down of intangible assets (Note 15)      1,462,500              --             --
        Amortization of goodwill                          38,222           8,259             --
                                                    ------------    ------------   ------------
               Total other expenses                    1,835,471          27,912         19,460

(Loss) income before (benefit) provision for
income taxes                                          (3,130,652)      1,367,219      1,032,217

(Benefit) provision for income taxes                    (319,308)        418,490        310,136
                                                    ------------    ------------   ------------
Net (loss) income                                   $ (2,811,344)   $    948,729   $    722,081
                                                    ============    ============   ============
Basic (loss) earnings per share                     $      (1.34)   $       0.51   $       0.41
                                                    ============    ============   ============
Diluted (loss) earnings per share                   $      (1.34)   $       0.48   $       0.39
                                                    ============    ============   ============


See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                               1998           1997          1996
Net (Loss) Income                          $(2,811,344)   $   948,729   $   722,081

Foreign Currency Translation Adjustments         6,033             --            --
                                           -----------    -----------   -----------
Comprehensive (Loss) Income                $(2,805,311)   $   948,729   $   722,081
                                           ===========    ===========   ===========



See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                             ADDITIONAL CAPITAL
                                                                           -----------------------
                                                    NUMBER       COMMON       DISCOUNT      PAID-IN
                                                      OF         STOCK       ON COMMON      CAPITAL
                                                    SHARES                     STOCK
BALANCE, JANUARY 1, 1996                           1,171,042  $    35,131  $   (11,161)  $ 1,898,239

   Common stock issued                                36,532        1,096           --       129,677

Net income                                                --           --           --            --
                                                   ---------  -----------  -----------   -----------
BALANCE, DECEMBER 31, 1996                         1,207,574       36,227      (11,161)    2,027,916

   Common stock issued from exercise of
    options and for services provided                 49,511        1,485           --       124,608

   Tax effect of options exercised                        --           --           --        67,352

   Three-for-two stock split (see Note 10)           603,800       18,114           --       (18,114)

   Issuance of Common stock for acquisition of
     Paragon, net of issuance cost of $8,986         171,252        5,138           --     1,610,876

   Net Income                                             --           --           --            --
                                                   ---------  -----------  -----------   -----------
BALANCE, DECEMBER 31, 1997                         2,032,137       60,964      (11,161)    3,812,638

   Common stock issued from exercise of
    Options                                          124,420        3,733           --       292,391

   Foreign currency translation adjustment                --           --           --            --

   Net Loss                                               --           --           --            --
                                                   ---------  -----------  -----------   -----------
BALANCE, DECEMBER 31, 1998                         2,156,557  $    64,697  $   (11,161)  $ 4,105,029
                                                   =========  ===========  ===========   ===========



                                                    RETAINED       FOREIGN        TOTAL
                                                    EARNINGS      CURRENCY    STOCKHOLDERS'
                                                    (DEFICIT)    TRANSLATION     EQUITY
                                                                 ADJUSTMENT
BALANCE, JANUARY 1, 1996                          $   266,568            --  $ 2,188,777

   Common stock issued                                     --            --      130,773

Net income                                            722,081            --      722,081
                                                  -----------   -----------  -----------
BALANCE, DECEMBER 31, 1996                            988,649            --    3,041,631

   Common stock issued from exercise of
    options and for services provided                      --            --      126,093

   Tax effect of options exercised                         --            --       67,352

   Three-for-two stock split (see Note 10)                 --            --           --

   Issuance of Common stock for acquisition of
     Paragon, net of issuance cost of $8,986               --            --    1,616,014

   Net Income                                         948,729            --      948,729
                                                  -----------   -----------  -----------
BALANCE, DECEMBER 31, 1997                          1,937,378            --    5,799,819

   Common stock issued from exercise of
    Options                                                --            --      296,124

   Foreign currency translation adjustment                 --         6,033        6,033

   Net Loss                                        (2,811,344)           --   (2,811,344)
                                                  -----------   -----------  -----------
BALANCE, DECEMBER 31, 1998                        $  (873,966)  $     6,033  $ 3,290,632
                                                  ===========   ===========  ===========







See notes to consolidated financial statements.

                                          OPTELECOM, INC.
                                  CONSOLIDATED STATEMENTS OF CASH
                                  FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                    1998           1997         1996
Cash Flows From Operating Activities
Net (loss) income                                               $(2,811,344)  $   948,729   $   722,081
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
   Depreciation and amortization                                    872,165       300,232       235,431
   Write-down of intangible assets                                1,462,500            --            --
   Loss (gain) on sale/disposal of equipment                            835       (15,357)           --
   Deferred rent                                                    (25,372)      (19,343)      (13,489)
   Common stock issued for services                                      --         8,000            --
   Deferred taxes                                                  (125,753)      (68,560)     (145,821)
Change in assets and liabilities:
   Accounts and contracts receivable                              1,676,598      (880,155)      (52,217)
   Inventories                                                      (94,240)      (50,828)     (424,627)
   Prepaid expenses and other assets                                 40,472        (1,595)     (197,660)
   Restricted cash                                                  399,300      (728,000)           --

   Accounts payable                                                (874,489)      316,214      (208,727)
   Accrued payroll                                                 (200,709)      111,554        46,794
   Income tax refund receivable                                          --            --       215,693
   Other current liabilities                                        592,464      (122,097)      209,846
   Income taxes payable                                            (399,300)      728,000            --
                                                                -----------   -----------   -----------
Net cash provided by operating activities                           513,127       526,794       387,304

Cash Flows From Investing Activities
   Proceeds from sale of equipment                                    2,972        22,000            --
   Capital expenditures                                            (505,616)     (701,529)     (219,119)
   Investment in Paragon, net of cash acquired                           --    (2,750,851)           --
                                                                -----------   -----------   -----------
   Net cash used in investing activities                           (502,644)   (3,430,380)     (219,119)

Cash Flows From Financing Activities
   Borrowings on bank line-of-credit payable                      2,158,526       800,000       340,000
   Payments on bank line-of-credit payable                       (1,808,526)     (500,000)     (400,000)
   Payments under factoring agreement                              (362,868)           --            --
   Payments on long term debt                                      (208,332)      (46,426)      (34,819)
   Borrowings of long term debt                                      60,000     2,500,000            --
   Proceeds from exercise of stock options                          296,124       126,093       130,773
                                                                -----------   -----------   -----------
   Net cash provided by financing activities                        134,924     2,879,667        35,954

Effect on cash from currency translation adjustment                   6,033            --            --
                                                                -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                151,440       (23,919)      204,139

Cash and cash equivalents - beginning of year                       242,656       266,575        62,436
                                                                -----------   -----------   -----------
Cash and cash equivalents - end of year                         $   394,096   $   242,656   $   266,575
                                                                ===========   ===========   ===========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for interest                       $   336,250   $    12,715   $    24,731
                                                                ===========   ===========   ===========
   Cash paid during the year for income taxes                   $   403,846   $   604,948   $   276,477
                                                                ===========   ===========   ===========


See notes to consolidated financial statements.

OPTELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

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

        The Company is organized into three operating segments: the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focused on electro-optic technology development for government-related defense business and the Paragon division (acquired in December 1997), which designs and markets electronic products and systems utilizing copper cabling. The principal markets for the Company's products and services are located in California and several Southeastern and Southwestern regions of the United States. Additionally, the Company generates a portion of its revenues from several countries in Europe, including Paragon's business, which is primarily in the U.K.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Optelecom UK Limited (Optelecom UK), and Paragon Audio Visual Limited. All significant intercompany transactions and balances have been eliminated.

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

        REVENUE RECOGNITION - Revenues from cost-plus-fixed-fee contracts are recognized to the extent of costs incurred during the period plus a proportionate amount of the fee earned. Revenues from fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. Sales of products are recognized at the time completed units are delivered. Provisions for estimated losses on uncompleted contracts and product sales returns are made in the period in which such losses are determined.

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

        PROPERTY, EQUIPMENT, AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the assets, whichever is shorter.

        INTANGIBLE ASSETS AND GOODWILL - Intangible assets consist primarily of technology, trade names, customer lists and employment agreements that are being amortized on the straight-line method over their estimated useful lives, which range from three to fifteen years. Goodwill represents the cost in excess of fair value of the identifiable net assets acquired, which is being amortized on the straight-line method over 10 years. The Company periodically reviews the carrying value of intangible assets, including goodwill, for impairment. If the facts and circumstances indicate an asset is impaired, the asset will be reduced to its estimated fair value.

        RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. The Company incurred research and development costs of approximately $1,309,000, $874,000 and $518,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

        STOCK-BASED COMPENSATION - The Company follows Statement of Financial Accounting Standard No. 123 (SFAS No. 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, for disclosure purposes only. The Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has provided pro forma disclosures of the effect on net (loss) income and (loss) earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

        FOREIGN CURRENCY TRANSLATION - The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the current exchange rate in effect at the end of the year. The gains and losses that result from this process, and gains and losses on inter-company transactions that are long-term in nature and that the Company does not intend to repatriate, are shown in the foreign currency translation adjustment balance in the stockholder's equity section of the balance sheet. The revenue and expense accounts of the foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the period.

        CASH AND CASH EQUIVALENTS - For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as cash and liquid investments with original maturities of three months or less.

        RESTRICTED CASH - The Company has deposited into escrow amounts that it is obligated to pay to U.K. tax authorities resulting from its December 1997 purchase transaction (see Notes 2 and 11). Accordingly, such amounts are classified as restricted cash.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 1998 and 1997, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables, payable under factoring agreement, and the revolving credit agreement approximate their carrying amount because of the short maturity of these instruments.

        RECLASSIFICATIONS - Certain reclassifications have been made to prior years amounts to conform to current year presentation.

2.   ACQUISITION

        On December 12, 1997, the Company acquired Paragon Audio Visual Limited (Paragon), a United Kingdom company. Paragon designs and markets electronic products and systems utilizing copper cabling for in-house computer data networking applications. The total cost of the acquisition was $4,422,000, consisting of $2.5 million in cash and 171,252 shares of common stock of the Company (with a fair value of $1,625,000 at the acquisition date), plus acquisition costs, in exchange for all common shares of Paragon. The cash payment was financed under a new debt agreement entered into by the Company (see Note 10). The acquisition was accounted for as a purchase and the purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets. Goodwill recorded as a result of this transaction will be amortized on a straight-line basis over its estimated useful life of 10 years. The Company's consolidated financial statements include the operating results of Paragon since December 12, 1997.

        During 1998, the Company continued to evaluate the fair value of the assets acquired from Paragon and the goodwill associated with the purchase. As a result of this evaluation, the Company determined that a portion of the purchase price paid related to contractual employment obligations by Paragon's four selling shareholders, who were related family members, employees, officers and Board members of Paragon (hereafter "the Paragon individuals"). The purchase agreement required the Paragon individuals to fulfill these employment obligations or return up to $1,625,000 of the purchase price to the Company. Accordingly, the Company reclassified $1,625,000 from goodwill to other intangibles - employment agreements, and such amounts were to be amortized over the employment period of three years. Additionally, the Company performed an internal valuation and analysis of the assets acquired and determined that identified intangibles acquired included technology, customer lists and trade names. Accordingly, the Company reclassified the fair value of the acquired intangibles to these specific intangible assets.

        The following supplemental unaudited pro forma information has been prepared as though the acquisition had occurred at January 1, 1996.

                                                                    1997                1996
        Revenue                                                 $16,710,000          $12,355,000
        Net Income                                                  451,000              294,000
                                                                -----------          -----------
        Per Share:
                Basic                                           $      0.25          $      0.15
                                                                -----------          -----------
                Diluted                                         $      0.23          $      0.14
                                                                -----------          -----------

3.   ACCOUNTS AND CONTRACTS RECEIVABLE

        Accounts and contracts receivable at December 31, 1998 and 1997, consisted of the following:

                                                               1998          1997
        Billed                                             $ 1,727,778   $ 3,052,207
        Unbilled - net of cumulative progress billings of
                $124,891 for 1998 and $495,047 for 1997            760       102,234
        Less:  Allowance for doubtful accounts                (302,232)      (51,537)
                                                           -----------   -----------
                                                           $ 1,426,306   $ 3,102,904
                                                           ===========   ===========

        Approximately 18%, 25%, and 40% of the Company's revenues in 1998, 1997, and 1996, respectively, were derived from contracts with agencies of the United States Government and their prime contractors. The Company performs the services and ships equipment according to the specific contract terms. Contracts with the United States Department of Defense allow the Defense Contract Audit Agency (DCAA) to audit the contract costs and the Company's compliance with the Federal Acquisition Regulations. The DCAA has audited the costs under contracts for years through 1993. The Company believes that the ultimate outcome of DCAA audits for subsequent years will not have a material effect on the financial statements. Generally, the contract terms for both government and commercial customers require payment of invoices in 30 days.

4.   NOTE RECEIVABLE RELATED PARTY

        At December 31, 1997, the Company had a $40,000 non-interest bearing note receivable from a former officer and board member of the Company, which was due on December 15, 1998. This receivable was written off in 1998.

5.   INVENTORIES

        Inventories at December 31, 1998 and 1997 consist of the following:

                                       1998           1997
        Production materials       $   771,157   $   591,768
        Work in process                381,659       455,648
        Finished goods               1,058,432       798,141
        Less: inventory allowance     (364,135)      (92,684)
                                   -----------   -----------
        Net                        $ 1,847,113   $ 1,752,873
                                   ===========   ===========

6.   INTANGIBLE ASSETS

        Intangible assets at December 31, 1998 and 1997 (see Note 2) consist of the following:

                                       1998          1997
        Technology                $   800,000   $   800,000
        Customer lists                725,000       725,000
        Employment agreements              --     1,625,000
        Trade names                 1,100,000     1,100,000
                                  -----------   -----------
                                    2,625,000     4,250,000

        Accumulated amortization     (273,437)      (10,938)
                                  -----------   -----------
        Net                       $ 2,351,563   $ 4,239,062
                                  ===========   ===========

        During December 1998, the Company properly terminated for cause one of the Paragon individuals, who at the time was also a member of the Company's Board of Directors, and it began discussions with the three other Paragon individuals regarding their future management and operating responsibilities. In February 1999, the Company properly terminated for cause the other three Paragon individuals. The Company is seeking its contractual right for a return of a portion of the purchase price. As a result of these terminations, the Company wrote off $1,462,500 during the fourth quarter of the remaining unamortized intangible asset related to the employment agreements.

        The Company has installed new management at Paragon and revised Paragon's operating plan. The Company has evaluated the recoverability of Paragon's other assets, intangibles and goodwill, and based on its cash flow projections, the Company believes that such recorded assets continue to be recoverable.

7.   PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                            1998          1997
        Laboratory equipment                            $ 1,419,678   $ 1,231,446
        Office equipment                                  1,275,850     1,070,367
        Furniture and fixtures                               99,776        90,756
        Leasehold improvements                              641,560       553,154
        Motor vehicles                                       13,524         8,255
                                                          3,450,388     2,953,978
                                                        -----------   -----------
        Less accumulated depreciation and amortization   (2,089,293)   (1,688,428)
                                                        -----------   -----------
        Net property and equipment                      $ 1,361,095   $ 1,265,550
                                                        ===========   ===========

8.   DEMAND NOTE PAYABLE TO BANK

        The Company has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1/2% (8.25% at December 31, 1998). The total amount of borrowings that may be outstanding at any given time is based upon a percentage of certain eligible receivables. Amounts under the agreement are due in full on April 30, 1999. The Company expects the credit agreement to be renewed for one year with substantially similar terms. The balance outstanding under the agreement was $650,000 and $300,000 at December 31, 1998 and 1997, respectively. The amount available under the Agreement was $1,050,000 at December 31, 1998.

        The Company is required to comply with certain financial ratios including maintaining a minimum current ratio and a minimum ratio of cash flow to fixed obligations. The Company was in violation of the cash flow covenant as of December 31, 1998. However, the bank has provided a waiver of such covenant violation at December 31, 1998.

9.   INCOME TAXES

        The components of the (benefit) provision for income taxes for the years ended December 31, 1998, 1997, and 1996 are summarized as follows:

                                          1998        1997        1996

        Current                        $(174,487)  $ 487,050   $ 455,957
        Deferred                        (789,821)    (68,560)      4,179
        Change in valuation allowance    645,000          --    (150,000)
                                       ---------   ---------   ---------
                                       $(319,308)  $ 418,490   $ 310,136
                                       =========   =========   =========

        No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as the Company intends to reinvest those profits overseas. The Company's 1998 tax provision includes the benefit of the carryback of the net taxable loss to prior years. The difference between the Federal income tax expense (benefit) and the amount computed applying the statutory Federal income tax rate for the years ended December 31, 1998, 1997, and 1996 are summarized as follows:

                                                                     1998    1997  1996
                                                                       %       %     %
        Federal income tax (benefit) expense at statutory rates      (34)     34    34

        (Reduction) increase of taxes:
           State taxes, net of federal benefit                      (1.8)    3.5     4
           Valuation allowance related to net deferred tax assets    20.5     --  (15)
           Losses of foreign subsidiary                               5.6     --    --
           Other                                                    (0.5)    (7)     7
                                                                    -----   ----   ---
        Effective income tax rate                                  (10.2)   30.5    30
                                                                    =====   ====   ===

        Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                                          1998         1997
        Deferred liabilities:
           Amortization                                             $    (8,632)  $   (11,188)
           State taxes                                                  (33,080)      (10,666)
           Retainage receivable on long-term contracts                       --          (790)
                                                                    -----------   -----------

        Gross deferred tax liabilities                                  (41,712)      (22,644)

        Deferred tax assets:
           Excess book depreciation                                       3,529        16,796
           Capitalized overhead and inventory obsolescence reserve      217,650       109,126
           Accrued vacation                                              39,470        42,921
           Deferral of rent expense                                      56,057        68,182
           Amortization                                                 694,911            --
           Note reserve                                                  15,229            --
                                                                    -----------   -----------
        Gross deferred tax assets                                     1,026,846       237,025

        Less: valuation allowance                                      (645,000)           --
                                                                    -----------   -----------
        Net deferred tax assets                                     $   340,134   $   214,381
                                                                    ===========   ===========

        The Company assumed certain income tax liabilities upon the acquisition of Paragon (see Note 11).

        Prepaid expenses and other assets as of December 31, 1998 included income tax receivables of approximately $28,000.

10.  NOTES PAYABLE

        In December 1997 the Company entered into a promissory note agreement to finance the purchase of Paragon (see Note 2). The note is collateralized by substantially all the assets and contracts of the Company, and includes certain financial and other covenants. The Company was in violation of one of its covenants as of December 31, 1998 and the bank has provided a waiver of the debt covenant. The principal amount of the note is $2,500,000, which is payable in monthly installments of $52,083 through August 2002. Interest is payable monthly at prime plus 1% (8.75% at December 31, 1998 and 9.5% at December 31, 1997).

        In December 1998, the Company received a loan of $60,000 from the Economic Development Fund of Montgomery County, Maryland to maintain or establish jobs and an economic presence in Montgomery County, Maryland. Under the terms of the loan agreement, the loan will convert to a grant if certain conditions at specific dates are met, primarily certain job levels and the maintaining of a place of business within Montgomery County, Maryland. All grants convert back to a loan if the Company does not maintain a majority of its business interests within Montgomery County, Maryland for at least eight years from the date of the receipt of the loan.

        Interest is at the rate of five percent (5%) per annum. No principal or interest is payable until January 2002, at which time principal and interest payments, including interest during 1999-2001, will be made over a five year period.

        The required principal payments of the notes payable are as follows:

              1999                                         $624,996
              2000                                          624,996
              2001                                          624,996
              2002                                          428,680
              2003                                           12,000
              Thereafter                                     36,000
                                                         ----------
              Total                                      $2,351,668

11.  COMMITMENTS AND CONTINGENCIES

        OPERATING LEASE - During 1992, the Company entered into a 10-year non-cancelable operating lease expiring August 31, 2002 for corporate office and manufacturing facilities. As an inducement to enter the new lease, the Company received certain incentives such as a rent abatement and assumption of existing lease obligations. Additionally, the lease provided for scheduled rent increases. These lease incentives are being amortized over the lease period. Rent expense is being recognized on a straight-line basis. In addition to the basic rentals, the lease agreement provides for increases based on payment by the Company of its share of real estate and insurance taxes.

        Paragon has entered into leases for office and sales facilities, which expire March 24, 2001.

        As of December 31, 1998, future net minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

        Year Ended December 31,
               1999                  $  349,000
               2000                     354,000
               2001                     303,000
               2002                     193,000
                                     ----------
                                     $1,199,000
                                     ==========

        Rental expense was approximately $364,000, $242,000 and $222,000 in 1998, 1997, and 1996, respectively.

        PARAGON ACQUISITION - In conjunction with the acquisition described in
        Note 2, the Company deposited $728,000 into a restricted escrow account to pay income tax liabilities to U.K. tax authorities assumed upon acquisition of Paragon. During 1998, a payment was made to the U.K. tax authorities in the amount of $400,000.

        At the acquisition date, Paragon had a factoring agreement with a financing company. Under the agreement, the financing company purchased Paragon's accounts receivable at a discount and provided Paragon with operating funds. Paragon incurred a liability until the purchased accounts receivable were fully collected by the financing company. At December 31, 1997, the Company had a liability of $363,000 to the financing company. In February 1998, the Company terminated the factoring agreement and settled all outstanding liabilities.

        LEGAL PROCEEDINGS - The Company is involved in certain other legal proceedings that arise in the ordinary course of business. Management believes that the final disposition of these matters in the aggregate, will not have a material effect on the Company's financial position, results of operations or cash flows.

        On March 18, 1999, David Brown, formerly Chairman and Marketing Director of Paragon Audio Visual Ltd., lodged an Originating Application with the Employment Tribunal of the United Kingdom in Reading, England. Mr. Brown alleges that Paragon dismissed Mr. Brown unlawfully and in breach of his alleged employment contract rights. He seeks an award of money in an unspecified amount. The time within which Paragon may file a response has not yet expired and the Company has not yet filed a response. The Company believes that Mr. Brown's claims are without merit and intends to present a vigorous defense. The Company also believes that it may have counterclaims that may be asserted against Mr. Brown in this proceeding and is considering the assertion of such counter-claims.


12.  STOCKHOLDER'S EQUITY

        On November 11, 1997, the Company's Board of Directors approved a three-for-two common stock split to be distributed in the form of a stock dividend. As a result, 603,800 shares were issued to shareholders of record on November 17, 1997. Par value remained at $0.03 per share that resulted in the Company transferring $18,114 to common stock from paid-in capital, representing the aggregate par value of the shares issued under the stock split. Share amounts presented in the consolidated financial statements reflect the actual share amounts outstanding for each period presented. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, stock option agreements, and to per-share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis. At December 31, 1998, 367,561 shares were reserved for issuance under stock option agreements and the employee stock bonus plan.

        Reconciliations of the numerator and denominator for earnings per common share and diluted earnings per common share are shown below.

                                                                                     1998        1997       1996
        Basic Earnings Per Share:

          (Loss) Income available to common stockholders                        $(2,811,344) $  948,729  $ 722,081
                                                                                ===========  ==========  =========

        Weighted average common shares outstanding                                2,098,819   1,845,399  1,774,880
                                                                                ===========  ==========  =========

        Basic (Loss) Earnings per share                                         $     (1.34) $     0.51  $    0.41
                                                                                ===========  ==========  =========

        Diluted Earnings Per Share:

         (Loss) income available to common stockholders                          (2,811,344)    948,729    722,081
                                                                                ===========  ==========  =========

        Weighted average common shares

          Shares outstanding                                                      2,098,819   1,845,399  1,774,880
                                                                                ===========  ==========  =========

        Dilutive Shares                                                                  --     120,799     53,460
                                                                                -----------  ----------  ---------

        Diluted Shares                                                            2,098,819   1,966,198  1,828,340
                                                                                ===========  ==========  =========

        Diluted (loss) earnings per share                                       $     (1.34) $     0.48  $    0.39
                                                                                ===========  ==========  =========

        Shareholders Rights Plan

        On June 15, 1998, the Company adopted a shareholders rights plan that provides for a dividend distribution of one right for each outstanding share of common stock. In the event that, following the Distribution Date (as defined) a person is or becomes the beneficial owner of 10% or more of the then-outstanding shares of Common Stock, each Right Holder may purchase three (3) shares of Common Stock at a price per share equal to 50% of the then current market price of the Common Stock. As of December 31, 1998, the Company has reserved 5,400,000 shares of authorized but unissued common stock for issuance under the shareholders rights plan.

        Stock Options

        In May 1996, the 1991 Stock Option Plan (the 1991 Plan) was amended to increase the number of options available to purchase shares of common stock from 200,000 to 800,000 shares. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to, the Company.

        The exercise price of each option is the fair market value of the stock at the grant date. Options issued prior to April 1, 1996 are exercisable in whole or in part any time after one year from the date of grant. Options issued after April 1, 1996 are exercisable after one year from the date of grant and in equal increments over four years. Options issued prior to April 1, 1996 expire three years after the date of grant and, in most cases, upon termination of employment. Options issued after April 1, 1996, expire five years from the date of grant and, in most cases, upon termination of employment. The 1991 Plan will terminate on May 31, 2001, unless terminated sooner by the Board.

        A summary of stock option activity during the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                          1998                          1997                          1996
                                                 -------------------------      ------------------------     -----------------------
                                                                  WEIGHTED                      WEIGHTED                    WEIGHTED
                                                                   AVERAGE                       AVERAGE                    AVERAGE
                                                  NUMBER OF       EXERCISE      NUMBER OF       EXERCISE     NUMBER OF     EXERCISE
                                                     SHARES          PRICE         SHARES          PRICE        SHARES        PRICE
           Outstanding, January 1                   309,012          $5.11        205,460          $2.78        93,750        $1.76
           Granted                                  117,650           7.96        127,927           8.36       151,085         3.11
           Exercised                              (115,129)           2.34       (23,625)           2.16      (25,500)         2.12
           Canceled                                (19,384)           7.48          (750)           2.08      (13,875)         2.92
                                                 ----------          -----      ---------          -----      --------        -----
           Outstanding, December 31                 292,149          $7.23        309,012          $5.11       205,460        $2.78
                                                 ==========          =====      =========          =====      ========        =====
           Exercisable options, end of year         130,163          $6.82        163,021          $3.10        58,875        $1.43
                                                 ==========          =====      =========          =====      ========        =====

        The following table summarizes information about stock options outstanding at December 31, 1998:

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                          ------------------------------------------ -----------------------------
                                              WEIGHTED
                                               AVERAGE                                   WEIGHTED
                                             REMAINING     WEIGHTED                       AVERAGE
                                    TOTAL      LIFE IN      AVERAGE           TOTAL      EXERCISE
                              OUTSTANDING        YEARS        PRICE     EXERCISABLE         PRICE
                                   24,000          2.8        $1.96          24,000         $1.96
                                   27,387          2.8         3.22           5,775          3.25
                                  114,135          3.4         6.91          55,916          7.14
                                  108,989          4.1         9.19          39,641          9.34
                                   17,638          3.9        10.52           4,831         10.91
                                  -------                                   -------
                                  292,149                                   130,163
                                  =======                                   =======

        On December 7, 1992, the Board of Directors approved the 1993 Directors' Stock Option Plan (1993 Directors' Plan). Under this plan, each non-employee director who attends a Board of Directors meeting is, at his election, granted an option to purchase 675 shares of common stock at the fair market value at the grant date in lieu of receiving a certain dollar value of the stock on the date of such Board meeting. The options are exercisable upon grant and expire three years thereafter. The Board of Directors replaced this plan with a 1996 Director's Plan and no additional options were granted under this plan after December 31, 1995.

        A summary of stock option activity during the years ended December 31, 1998, 1997, and 1996 is as follows:


                                                         1998                      1997                     1996
                                                  ----------------------   ----------------------  ----------------------
                                                                WEIGHTED                 WEIGHTED                WEIGHTED
                                                  NUMBER OF      AVERAGE   NUMBER OF      AVERAGE  NUMBER OF      AVERAGE
                                                     SHARES     EXERCISE      SHARES     EXERCISE     SHARES     EXERCISE
                                                                   PRICE                    PRICE                   PRICE
         Outstanding, January 1                       2,025        $1.92     14,175        $2.28     41,175       $ 2.59
         Granted                                         --           --         --           --         --           --
         Exercised                                   (2,025)        1.92    (12,150)        2.34    (24,300)        2.63
         Canceled                                        --           --         --           --    ( 2,700)        3.81
                                                     ------        -----    -------       ------     ------       ------
         Outstanding, December 31                        --        $  --      2,025       $ 1.92     14,175       $ 2.28
                                                     ======        =====    =======       ======     ======       ======

         Exercisable options                             --        $  --      2,025       $ 1.92     14,175       $ 2.28
                                                     ======        =====    =======       ======     ======       ======


        In February 1996, the Board of Directors approved the 1996 Directors' Stock Option Plan (1996 Directors' Plan), which replaced the 1993 Directors' Plan. Under this plan, each non-employee director who attends a Board of Directors meeting is granted an option to purchase 750 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter.

        A summary of stock option activity during the year ended December 31, 1998, 1997 and 1996 (as adjusted for the three-for-two stock split) is as follows:

                                            1998                  1997                 1996
                                       -----------------  --------------------  --------------------
                                                WEIGHTED              WEIGHTED             WEIGHTED
                                       NUMBER    AVERAGE               AVERAGE              AVERAGE
                                       OF       EXERCISE     NUMBER   EXERCISE     NUMBER  EXERCISE
                                       SHARES      PRICE  OF SHARES      PRICE  OF SHARES     PRICE

        Outstanding, January 1         45,000      $7.16     24,000      $3.49         --       $--
        Granted                        19,500       7.30     32,250       8.59     24,000      3.49
        Exercised                      (3,750)      3.48    (11,250)      3.25         --        --
        Canceled                           --         --         --         --         --        --
                                       ------      -----     ------      -----     ------     -----
        Outstanding, December 31       60,750      $7.43     45,000      $7.16     24,000     $3.49
                                       ======      =====     ======      =====     ======     =====
        Exercisable options            60,750      $7.43     45,000      $7.16     24,000     $3.49
                                       ======      =====     ======      =====     ======     =====

        The following table summarizes information about stock options outstanding at December 31, 1998:

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                              -------------------------------------- -----------------------------
                                              WEIGHTED
                                               AVERAGE                                   WEIGHTED
                                             REMAINING     WEIGHTED                       AVERAGE
                                    TOTAL      LIFE IN      AVERAGE           TOTAL      EXERCISE
                              OUTSTANDING        YEARS        PRICE     EXERCISABLE         PRICE
                                   10,500         3.33       $ 3.24          10,500        $ 3.24
                                    8,250         3.30         5.97           8,250          5.97
                                   13,500         3.87         6.89          13,500          6.89
                                   14,250         3.89         8.78          14,250          8.78
                                   14,250         4.01        10.54          14,250         10.54
                                   ------                                    ------
                                   60,750                                    60,750
                                   ======                                    ======

        In June 1990, the Board of Directors adopted a stock option plan (the Chairman's Plan) under which the Chairman of the Board is the sole participant. On each January 1, the Participant was granted an option to purchase 2,500 shares of common stock at fair market value on the grant date. Each option granted under this plan will expire three years after the date of grant. Effective December 31, 1996, no additional options were granted under this plan and all options granted were either exercised or cancelled during 1997.

        A summary of stock option activity during the years ended December 31, 1997 and 1996 is as follows:

                                                        1997                  1996
                                               ----------------------  -------------------
                                                             WEIGHTED             WEIGHTED
                                                              AVERAGE              AVERAGE
                                               NUMBER        EXERCISE  NUMBER     EXERCISE
                                               OF SHARES        PRICE  OF SHARES     PRICE

                Outstanding, January 1             5,000        $2.59      7,500     $2.89
                Granted                                -            -      2,500      1.92
                Exercised                        (2,500)         1.92    (2,500)      2.09
                Canceled                         (2,500)         3.25    (2,500)      3.33
                                                 -------         ----    -------     -----
                Outstanding, December 31             --       $    --      5,000     $2.59
                                                 =======      =======      =====     =====

                Exercisable options                  --       $    --      5,000     $2.59
                                                 =======      =======      =====     =====



        The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK BASED COMPENSATION. The required disclosures include pro forma net income (loss) and basic earnings (loss) per share as if the fair value-based method of accounting had been used.

        If compensation cost for the Company's 1998, 1997, and 1996 grants for stock-based compensation had been determined consistent with the fair value based method of accounting per SFAS 123, the Company's pro forma net income (loss) and pro forma basic (loss) earnings per share for the years ended December 31, 1998, 1997, and 1996, would be as follows:

                                                        1998               1997              1996
        Net (loss) income
                As reported                          $(2,811,344)         $948,729         $722,081
                Pro forma                            $(3,048,288)         $708,932         $538,647

        Basic (loss) earnings per share
                As reported                             $  (1.34)           $ 0.51           $ 0.41
                Pro forma                               $  (1.45)           $ 0.38           $ 0.30


        The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $4.14, $4.27 and $4.66 per option. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           1998             1997             1996
        Expected dividend yield                                0%               0%               0%
        Expected stock price volatility                       74%             300%             244%
        Risk-free interest rate                             5.13%            6.12%            6.37%
        Expected option term                              3 years          5 years    3 and 4 years


        On December 31, 1998, the Company authorized the cancellation and reissuance of employee stock options held by employees at the manager level and lower with exercise prices in excess of fair market value. The employees had 30 days during which they could elect to accept the repricing offer. A total of 49,469 options with an average price of $8.23 were cancelled in January 1999 and reissued at an average price of $3.06.

13.  EMPLOYEE BENEFIT PLANS

        The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of four years from the date of entry into the plan (date of employment). Under the plan, the Company's contribution is determined annually by the Board of Directors and is funded as accrued. The profit-sharing expense for 1998, 1997 and 1996 was $0, $152,722 and $113,329, respectively.

        The Company has established a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company's full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $101,831, $83,203 and $62,827 in 1998, 1997 and 1996, respectively.

        In 1980, the Company adopted an employee cash/stock bonus plan for which 12,500 shares of the Company's common stock have been set aside to be issued to employees at the discretion of management. During 1998, 1,000 shares were issued under the plan and no shares were issued in 1997 and 1996. In the aggregate, 4,320 shares have been issued under the plan.

14.  SEGMENT INFORMATION

        Optelecom has three reportable segments: the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber-based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focused on electro-optic technology development for government-related defense business and the Paragon division (acquired in December 1997), which designs and markets electronic products and systems utilizing copper cabling. The segments reflect management's internal reportable information analysis and approximates the Company's strategic business units' financial results reported before income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment revenues as if the revenues were from third parties, that is, at current market prices. There were no intersegment revenues or expenses during 1997 or 1996. The Company does not allocate income taxes, interest or other corporate expenses to segments.

                                                         YEAR ENDED DECEMBER 31, 1998
                                         --------------------------------------------------------
                                          COMMUNICATION   GOVERNMENT     PARAGON
                                            PRODUCTS       PRODUCTS       AUDIO
                                            DIVISION       DIVISION    VISUAL LTD.       TOTAL
                                         ------------   ------------  ------------   ------------
        Revenues                         $  8,860,852   $  1,549,730  $  6,041,787   $ 16,452,369
        Intersegment revenues                (118,620)            --            --
                                         ------------   ------------  ------------   ------------
                                                                                         (118,620)
           Total Revenues                   8,742,232      1,549,730     6,041,787     16,333,749
        Operating (loss) income               174,916        107,423    (3,412,991)    (3,130,652)
        Intersegment expenses                (412,273)            --       412,273             --
                                         ------------   ------------  ------------   ------------
           Total (loss) income before taxes  (237,357)       107,423    (3,000,718)    (3,130,652)
        Corporate assets                           --             --            --        958,566
        Identifiable assets                 7,935,721        370,587     1,541,808      9,848,116
        Intersegment assets                (2,174,734)            --            --     (2,174,734)
                                         ------------   ------------  ------------   ------------
           Total identifiable assets     $  5,760,987   $    370,587  $  1,541,808   $  8,631,948
                                         ============   ============  ============   ============
        Gross additions to property and
        equipment:
           Identifiable                  $    290,121   $    142,485  $     73,010   $    505,616
                                         ------------   ------------  ------------   ------------
        Depreciation and amortization:
           Identifiable                  $    337,692   $     28,497  $    505,976   $    872,165
                                         ============   ============  ============   ============

                                                                       YEAR ENDED DECEMBER 31, 1997
                                                           ---------------------------------------------------
                                                          COMMUNICATION   GOVERNMENT   PARAGON
                                                             PRODUCTS      PRODUCTS     AUDIO
                                                             DIVISION      DIVISION   VISUAL LTD.    TOTAL
                                                           ---------------------------------------------------
        Revenues                                           $ 9,734,088  $ 2,372,950  $   164,019   $12,271,057
        Operating income (loss)                                574,789      806,011      (13,581)    1,367,219

        Identifiable assets                                  9,885,518      367,113    1,165,543    11,418,174
        Corporate assets                                            --           --           --       791,567
                                                           -----------  -----------  -----------   -----------
        Total assets                                         9,885,518      367,113    1,165,543    12,209,741
                                                           ===========  ===========  ===========   ===========

        Gross additions to property and equipment:
           Identifiable                                        592,150       36,757           --       628,907
           Corporate
                                                                    --           --           --        72,622
                                                           -----------  -----------  -----------   -----------
        Total                                              $   592,150  $    36,757  $        --   $   701,529
                                                           ===========  ===========  ===========   ===========

        Depreciation and  amortization:
           Identifiable                                    $   299,623  $        --  $       609   $   300,232
                                                           ===========  ===========  ===========   ===========

                                                          YEAR ENDED DECEMBER 31, 1996
                                                    -------------------------------------------
                                                 COMMUNICATION  GOVERNMENT   PARAGON
                                                    PRODUCTS     PRODUCTS     AUDIO
                                                    DIVISION     DIVISION   VISUAL LTD. TOTAL
                                                    -------------------------------------------

        Revenues                                    $6,453,686  $2,456,577  $    --  $8,910,263
        Operating income (loss)                         17,543   1,034,134       --   1,051,677

        Identifiable assets                          3,186,605     510,278       --   3,696,883
        Corporate assets                                    --          --       --     769,580
                                                    ----------  ----------  -------  ----------
        Total assets                                 3,186,605     510,278            4,466,463
                                                    ==========  ==========  =======  ==========
        Gross additions to property and equipment:
           Identifiable                                219,119          --       --     219,119
                                                    ==========  ==========  =======  ==========
        Depreciation and amortization:
           Identifiable                             $  235,431  $       --  $    --  $  235,431
                                                    ==========  ==========  =======  ==========

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

15.  SIGNIFICANT CUSTOMERS AND FOREIGN EXPORTS

        The Company's primary business is with commercial customers and the U.S. Government and its prime contractors. In 1998, one commercial customer accounted for 14% of sales and no other customer accounted for more than 5% of sales. In 1997, two commercial customers each accounted for 10% and one customer accounted for 7% of sales. In 1996, sales to three commercial customers were 21%, 8% and 8% of sales, respectively. The Company has operations outside of the United States in the United Kingdom. Included in revenues are export sales of $2,097,000, $2,130,000 and $1,159,000 for 1998, 1997 and 1996, respectively. Foreign sales as a result of Paragon Audio Visual Ltd. were $6,034,000 for 1998 and $164,000 for 1997 (see Note 2). Long-lived assets reported for the Paragon segment are located in the United Kingdom. All other long-lives assets are located in the United States.

16.  EFFECT OF NEW ACCOUNTING PROUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. The Company had no derivative or hedging activity in any of the periods presented.

                                   * * * * * *

                                                                     SCHEDULE II

OPTELECOM, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------

                                     BALANCE   CHARGED TO              BALANCE
                                  AT BEGINNING COSTS AND                AT END
DESCRIPTION                         OF PERIOD   EXPENSES  DEDUCTIONS  OF PERIOD
Year Ended December 31, 1996

Reserves and allowances
deducted
    from assets accounts:
    Obsolescence reserve for
        Inventory                 $  97,005  $  92,494   $(113,250)  $  76,249
    Allowance for uncollectible
        Accounts receivable              --     78,186          --      78,186


Year Ended December 31, 1997

Reserves and allowances
deducted
    from asset accounts:
    Obsolescence reserve for
        Inventory                 $  76,249  $  88,466   $ (72,031)  $  92,684
    Allowance for uncollectible
        Accounts receivable          78,186    (15,000)    (11,649)     51,537

Year Ended December 31, 1998

Reserves and allowances
deducted
    from asset accounts:
    Obsolescence reserve for
        Inventory                 $  92,684  $ 292,790   $ (21,339)  $ 364,135
    Allowance for uncollectible
        Accounts receivable          51,537    250,695          --     302,232

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-53145 of Optelecom, Inc. on Form S-3 of our report dated March 26, 1999, appearing in this Annual Report on Form 10-K of Optelecom, Inc. for the year ended December 31, 1998.

McLean, VA
March 26, 1999

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT   EMPLOYEES OF THE
          REGISTRANT

    Executive officers are selected annually and serve at the discretion of the board of directors. No family relationships exist between any of the executive officers or directors of the Company. The following table sets forth certain information with respect to each person who is an executive officer, key employee or director of the Company as of March 17, 1999.

                   NAME                 AGE                          POSITION
      Executive Officers
         Edmund Ludwig                  59     President, Chief Executive Officer and Director
         Carole Argo                    37     Vice President, Chief Financial Officer

      Significant Employees
         James Coffman                  51     Vice President, Engineering
         Anthony DeVito                 51     Director, Sales and Marketing
         Thomas Driscoll                46     Controller
         John Kinnaman                  40     Manufacturing Manager
         Michael Weight                 40     Managing Director, Paragon Audio Visual Ltd.

      Outside Directors
         Alexander Karpinski(1)(2)      67     Chairman of the Board, Optelecom, Inc.
         Gordon Smith(1)(2)             64     Director, Optelecom, Inc.
         Clyde Heintzelman              60     Director, Optelecom, Inc.
         Richard Kreter                 52     Director, Optelecom, Inc.

-----------------------------
1.      Member of the Audit Committee

2.      Member of the Executive Compensation Committee

     Executive Officers

     Edmund Ludwig - President and Chief Executive Officer of the Company. Mr. Ludwig joined Optelecom in 1974 as Executive Vice President managing the development of fiber optic technology systems for communications and sensors as well as continuing with management of laser illuminator systems contracts. He assumed roles of increasing responsibility culminating in election to President and CEO in January 1991. Prior to Optelecom, Mr. Ludwig was employed by IBM Federal Systems Division as Manager of semiconductor laser illuminator system development.

     Carole Argo - Vice President, Chief Financial Officer of the Company since August 3, 1998. From July 1991 - June 1997, Ms. Argo was employed by, BYK GARDNER USA, a manufacturer of electro-optical instrument system for analysis of color and other appearance attributes in the role of Vice President of Finance and Operations (January 1994- June 1997) and Controller (July 1991-December 1993).

     Significant Employees

     James Coffman - Vice President, Engineering. Mr. Coffman has been with Optelecom since 1978 in various management positions within the Engineering group. Prior to Optelecom, he was employed by E Systems.

     Anthony DeVito - Director, Sales and Marketing. Mr. DeVito joined the Company in May 1997 as Southeast Regional Sales Manager and was named to his current position in February 1999. Prior to joining Optelecom, he worked at Pirelli Cables Corporation from 1995 to 1997 as Southeast Regional Sales Manager. From 1971 to 1995 he was Manager Telecommunications at Bell South.

     Thomas Driscoll - Controller. Mr. Driscoll joined the Company in September 1998. Previously Mr. Driscoll was Controller of GSE Systems, Inc. from 1997 to 1998. From 1987 - 1997, Tom was Controller, International Filler Corporation, New York.

     John Kinnaman - Manager, Manufacturing. Mr. Kinnaman joined the Company in December 1998. Prior to joining Optelecom, he was employed at Telecommunications Techniques Corporation as Director of Telecommunications Manufacturing Operations from 1996 to 1997; and Product Line Manager from 1988 to 1996.

     Michael Weight - Managing Director, Paragon. Mr. Weight joined Paragon in May 1998 as Chief Engineer and was appointed Managing Director in February 1999. From October 1997 to May 1998, he was Product Manager for all trading room desktop products for Open Trade Technologies, Ltd. From January 1995 to October 1997, Mr. Weight was Product Manager for Management Technologies, Inc. From October 1990 to December 1994, Mr. Weight held various management positions in Research and Development for Digital Equipment Company.

     Outside Directors

     Alexander Karpinski has been a Director of the Company since April 1996 and Chairman since May 1998. Mr. Karpinski is Founder and President of Alex International, Inc., a telecommunications consulting firm to business and Government clients since April 1985. From April 1992 to June 1995, he was a Telecommunications Project Manager for teleconsultant under contract for the U.S. agency for International Development in Warsaw, Poland. He was with Chesapeake and Potomac Telephone Company and then Bell Atlantic in various capacities at the General Manager level including engineering, marketing and operations after an assignment at Bell Telephone Laboratories.

     Gordon Smith has been a Director of the Company since October 1995. He has been Vice President, Eastern Region of Vanguard Research, Inc. from June 1995 to present and President and CEO of Datatape, Inc. from August 1990 to September 1994. Dr. Smith has advised the Company that he will not run for re-election at the end of his term in 1999.

     Clyde Heintzelman has been a Director of the Company since December 1998. Mr. Heintzelman is President and CEO of SAVVIS Communications, Inc., an internet company, since December 1998. Prior to his role at SAVVIS, Mr. Heintzelman was President and Chief Operating Officer of Digex, Inc., also an internet company, from 1995 through 1997. During 1992 through 1994, he also participated as a founder in a start-up firm (CSI) which focused on building products (hardware/software for switched wide area networks using ISDN technology). Prior to these start-up firms, Mr. Heintzelman spent 28 years (1964-1992) with Bell Atlantic and its predecessor companies.

     Richard Kreter was appointed a Director of the Company in March 1999. Mr. Kreter is currently Managing Partner of Kreter & Associates, a private management consulting firm. Mr. Kreter served as Director of Corporate Development for Marriott International before founding his own firm.

     The current Directors are elected pursuant to the terms of the Company's By-Laws. The Board of Directors is divided into three classes, as nearly equal in number as the then total number of Directors, constituting the Whole Board permits, with the term of office of one class expiring each year. No class of directors will contain more than one director more than any other class. Class I will expire at the annual meeting of stockholders to be held in 1999, Class II will expire at the annual meeting of 2000 and Class III will expire at the annual meeting of 2001. At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified, or until their earlier resignation or, removal, if any. Richard Kreter and Gordon Smith have been designated Class I Directors. Clyde Heintzelman and Alexander Karpinski have been designated Class II Directors. Edmund Ludwig has been designated a Class III Director.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary of Compensation. The following table shows a three-year history of the Company's compensation of its Chief Executive Officer and the other two most highly compensated executive officers of the Company (the "Named Executives") serving as such as of the end of 1998, each of whose total salary and bonus for the year ended December 31, 1998 was in excess of $100,000 for services rendered in all capacities for such year.

                                        SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                             ANNUAL COMPENSATION          COMPENSATION
                                     --------------------------------------------------
                                                                           SECURITIES
     NAME AND PRINCIPAL       YEAR    SALARY     BONUS     OTHER ANNUAL    UNDERLYING    ALL OTHER
          POSITION                                         COMPENSATION   OPTIONS (#)   COMPENSATION
  ---------------------------------------------------------------------------------------------------
  Edmund Ludwig, President,   1998   $147,433     $34,000(1)     -             -             -
  Chief Executive Officer and 1997    133,613      30,000(1)     -           12,000       $ 6,810
  Director                    1996    105,000      -             -           22,500       $56,712(2)
  ---------------------------------------------------------------------------------------------------
  Andrew Brown, Managing      1998   $102,920       -            -             -             -
  Director, Paragon Audio     1997      -           -            -             -             -
  Visual Ltd. (3)(5)          1996      -           -            -             -             -
  ---------------------------------------------------------------------------------------------------
  David Brown, Chairman       1998   $102,920       -            -             -             -
  And Marketing Director,     1997      -           -            -             -             -
  Paragon Audio Visual,       1996      -           -            -             -             -
  Ltd. and Director(4)(5)
  ---------------------------------------------------------------------------------------------------


(1)  Bonus paid for the prior fiscal year-end results.

(2) Includes debt forgiveness of $22,207 to cover income tax expense incurred in acquiring shares under an escrow plan and $34,505 associated with cost of living adjustments for years 1984 through 1995, which was included in employment contract of 1984.

(3)  On February 26, 1999, the Company terminated Andrew Brown's employment.

(4) On December 21, 1998, the Company terminated David Brown's employment. On February 19, 1999, David Brown resigned as a Director of the Company.

(5)  The Company acquired Paragon Audio Visual, Ltd. in December 1997.

     Aggregated Option Exercises in Last Year and Year-End Option Values. The Company did not grant any stock options to any Named Executives during 1998. The following table shows information regarding the stock options exercised by the Company's Named Executives during 1998 and the number and value of unexercised stock options at December 31, 1998. The value of unexercised stock options is based on the closing price of $2-13/16 per share of common stock on December 31, 1998, the last trading day of 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                 Number of Securities
                                                Underlying Unexercised      Value of Unexercised
                                                      Options at           In-the-Money Options at
                                                 December 31, 1998 (#)      December 31, 1998 ($)
                     Shares Acquired
         Name          on Exercise    Value
                           (#)        Realized Exercisable  Unexercisable Exercisable Unexercisable
   ----------------- ---------------- -------- ------------ ------------- ----------- --------------
   Edmund Ludwig         30,000       $29,490    27,000        13,500         $0           $0
   David Brown              -            -          -            -            -             -
   Andrew Brown             -            -          -            -            -             -

     BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the NASD. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 4 were required, the Company believes that during 1998 it has complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners.

     COMPENSATION OF DIRECTORS

     As compensation for attending each meeting of the Board of Directors, Directors who are not also employees of the Company (outside Directors), receive options to purchase 750 shares of Optelecom, Inc. stock with an option price equal to the market price of Optelecom, Inc. stock on the day of the meeting. Outside Directors are also paid their expenses for attending meetings. Directors who are also employees receive no compensation for attending meetings of the Board of Directors.

     EMPLOYMENT CONTRACTS

     Edmund Ludwig, CEO, is compensated pursuant to an employment agreement, which expires on December 31, 1999 and continues for successive one-year periods thereafter unless terminated by either party upon at least sixty
     (60) days notice. The Board of Directors establishes Mr. Ludwig's salary for each succeeding year. Should Mr. Ludwig die while employed under this agreement, the Company will pay his estate one year's salary.

ITEM 12.   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1998, the name and address of each person (other than directors of the Company) who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, the number of shares Common Stock so owned beneficially owned by each such person, and the percentage of the Company's outstanding.

     NAME AND ADDRESS                                                AMOUNT OF            PERCENT
     OF BENEFICIAL OWNER                                       BENEFICIAL OWNERSHIP       OF CLASS
     -------------------                                       --------------------       --------
     Andrew Sean Brown
     Coombe Folley, The Grove Park Lane                            40,668(1)               1.89%
     Thatcham, Berkshire RG18 4NI

     Darren Neil Brown
     Waverley House, Long Lane                                     40,668(1)               1.89%
     Thatcham, Berkshire RG19 9QT

     Mark David Brown
     Sandhill House, Long Lane, Hermitage                          40,668(1)               1.89%
     Newbury, Berkshire RG18 9XU

     David Arthur Brown
     Waverly, Long Lane, Hermitage                                 40,668(1)               1.89%
     Newbury, Berkshire RG18 9QT

     Adventatum Jersey Limited (a company formed
     under the laws of Jersey), Wellington House,                  8,580(1)                 .40%
     Union Street, St. Helier, Jersey.

     Modelege Limited (a company formed under the
     laws of England), 64 Queen Street, London,                    8,580(1)(2)              .40%
     England.

                                                 TOTAL              179,832                8.36%

---------------------
1. According to the SEC Form 13D/A filed on March 1, 1999, the parties make a statement that although the reporting persons may be deemed to constitute a "group" within the meaning of Section 13 (d)(3) of the Securities Exchange Act of 1934, as amended, each reporting person disclaims the existence of any such group.

2.       These shares are owned by record by Adventatum Jersey Limited.

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 17, 1999 by each director, nominee for director, Named Executives and all current directors and executive officers as a group.

                                                              NUMBER OF SHARES      PERCENT
     NAME OF BENEFICIAL OWNER                                BENEFICIALLY OWNED(1) OF CLASS
     ------------------------                                ------------------    --------
     Edmund Ludwig                                            116,310(2)(3)            5.4%
     ------------------------------------------------------ --------------------- ------------
     Alexander Karpinski                                       38,250(2)                *
     ------------------------------------------------------ --------------------- ------------
     Clyde Heintzelman                                          3,750(2)                *
     ------------------------------------------------------ --------------------- ------------
     Gordon Smith                                              51,525(2)                *
     ------------------------------------------------------ --------------------- ------------
     Richard Kreter                                             7,750(2)                *
     ------------------------------------------------------ --------------------- ------------
     ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP         217,585(2)(3)          10.09%
     (6 PERSONS)

     ----------------

     *    Less than 1%.

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable within sixty (60) days are deemed to be outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

     (2) Includes shares of common stock, which were subject to options entitling the holder to acquire the shares subject thereto within sixty (60) days. As of March 17, 1999, Mr. Heintzelman, Mr. Karpinski, Mr. Kreter, Mr. Ludwig and Dr. Smith held such options for the purchase of 3,750, 22,400, 1,500, 4,500 and 30,000 shares, respectively.

     (3) Includes 19,997 shares held in trust by the Company for Mr. Ludwig and 23,693 shares, which Mr. Ludwig owns jointly with his wife, Mrs. Roberta Ludwig.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTIES


      During 1998, the Company retained Kreter & Associates to perform consulting services in connection with certain financial and operations matters. Mr. Richard Kreter, now a Director, is managing partner of Kreter & Associates. Total fees paid to Kreter & Associates for its work for Optelecom amounted to approximately $54,000 for strategic planning for the research and development project and $61,000 for accounting, finance and budgetary consulting during the absence of a company Chief Financial Officer.

                                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1.   Consolidated Financial Statements and Financial Statement Schedules

          Report of Independent Certified Public Accountants

     Statements

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

     Summary of Accounting Policies

     Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

     Schedule II Valuation and Qualifying Accounts, Years Ended December 31, 1998 and 1997 and 1996

     Other schedules are omitted because they are not applicable or information is shown elsewhere in the financial statements or notes thereto.

     3.   Exhibits

     Item 3(i) Restated Certificate of Incorporation of Optelecom, Inc. as in effect March 23, 1998

     Item 3(i)(1) Amended and Restated By-Laws of Optelecom, Inc. as in effect December 1, 1998

     Item 4(1) Rights Agreement dated June 15, 1998, incorporated by reference from the Company's Form 8A-12 dated June 30, 1998

     Item 10(1) 1991 Stock Option Plan incorporated by reference from the Company's Form S-8 dated November 11, 1991

     Item 10(2) 1996 Directors Stock Option Plan incorporated by reference from the Company's Form S-8 dated August 14, 1995

     Item 10(3) Agreement dated December 12, 1997 among the Company, Paragon Audio Visual Ltd., David Brown, Mark Brown, Andrew Brown, Darren Brown and Modeledge Ltd., hereby incorporated by reference to the exhibits to the Company's Form 8-K filed with the Commission on December 23, 1997.

     Item 21 - The significant subsidiaries of the Registrant, as defined in
     Section 1-02(w) of regulations S-X are:

          Paragon Audio Visual, Ltd. (Paragon), acquired by the Company on December 12, 1997.

     4.   Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OPTELECOM, INC.

Date:                                      By   /s/Edmund D. Ludwig
                                                --------------------------------
                                                Edmund D. Ludwig
                                                DIRECTOR AND PRESIDENT AND CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           OPTELECOM, INC.

Date:                                      By   /s/Alexander L. Karpinski
                                                --------------------------------
                                                Alexander L. Karpinski
                                                CHAIRMAN

Date:                                      By   /s/Clyde Heintzelman
                                                --------------------------------
                                                Clyde Heintzelman
                                                DIRECTOR

Date:                                      By   /s/Gordon A. Smith
                                                --------------------------------
                                                Gordon A. Smith
                                                DIRECTOR

Date:                                      By   /s/Richard C. Kreter
                                                --------------------------------
                                                Richard C. Kreter
                                                DIRECTOR

Date:                                      By   /s/Carole D. Argo
                                                --------------------------------
                                                Carole D. Argo
                                                CHIEF FINANCIAL OFFICER