Form 10-Q
period 1999-03-31
OPTELECOM INC
filed 1999-05-17
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1999                   Commission File No. 0-8828



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

        Yes   X     No
            -----       -----

Common Stock Outstanding
as of May 5, 1999            2,156,557

                                OPTELECOM, INC.
                                   FORM 10-Q

                                    CONTENTS



PART I.        FINANCIAL INFORMATION


               ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
                      and December 31, 1998 (Audited)..................................   3


                      Consolidated Statements of Operations for the Three Months
                      Ended March 31, 1999 and 1998 (Unaudited) .......................   4


                      Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 1999 and 1998 (Unaudited) .............................   5


                      Notes to Consolidated Financial Statements (Unaudited)...........   6


               ITEM 2.  MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


PART II.       OTHER INFORMATION

                                OPTELECOM, INC.
                          Consolidated Balance Sheets
                   as of March 31, 1999 and December 31, 1998

                         ASSETS                                     1999                1998
                         ------                                  ----------         ----------
                                                                 (Unaudited)          (Audited)
Current Assets:
   Cash and cash equivalents                                        186,871          $ 394,096
   Restricted cash                                                  320,523            328,700
   Accounts and contracts receivable                              1,893,688          1,426,306
   Inventories, net                                               1,895,933          1,847,113
   Prepaid expenses and other assets                                439,418            344,448
   Deferred tax asset                                               307,960            307,960
                                                                 ----------         ----------
        Total current assets                                      5,044,393          4,648,623

                                                                  2,263,818          2,351,563
  Intangible Assets, net
                                                                    231,302            238,493
  Goodwill, net
  Property and Equipment, at cost less accumulated depreciated    1,352,121          1,361,095
  Deferred Tax Assets                                                32,174             32,174
                                                                 ----------         ----------

TOTAL ASSETS                                                     $8,923,808         $8,631,948
                                                                 ==========         ==========



         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
   Bank line-of-credit payable                                      750,000          $ 650,000
   Accounts payable                                               1,328,703            765,971
   Accrued payroll                                                  270,408            204,888
   Income taxes payable                                             338,523            328,700
   Other current liabilities                                        544,910            892,848
   Current portion of notes payable                                 624,996            624,996
                                                                 ----------         ----------
        Total current liabilities                                 3,857,540          3,467,403
                                                                 ----------         ----------

LONG-TERM LIABILITIES:
   Notes payable                                                  1,570,423          1,726,672
   Deferred rent liability                                          141,916            147,241
                                                                 ----------         ----------
TOTAL LIABILITIES                                                 5,569,879          5,341,316
                                                                 ----------         ----------

Commitments and Contingencies                                           -                  -

STOCKHOLDERS' EQUITY:
   Common stock, $.03 par value - shares authorized,
        15,000,000; issued and outstanding, 2,156,557 shares         64,697             64,697
   Discount on common stock                                        (11,161)           (11,161)
   Additional paid-in capital                                     4,105,029          4,105,029
   Foreign currency translation adjustment                           30,182              6,033
   Retained (deficit)                                             (834,818)          (873,966)
                                                                 ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $8,923,808         $8,631,948
                                                                 ==========         ==========


         The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                       1999            1998
                                                                    ----------      ----------
Revenues                                                            $3,528,854      $4,380,922
Cost of goods sold                                                   2,033,977       2,668,844
                                                                    ----------      ----------
Gross profit                                                         1,494,877       1,712,078

Operating expenses:
        Engineering                                                    353,200         403,044
        Selling and marketing                                          384,504         451,619
        General and administrative                                     638,740         814,112
                                                                    ----------      ----------
               Total operating expenses                              1,376,444       1,668,775

Operating  income                                                      118,433          43,303

Other expenses:
        Interest expense                                                54,094          58,385
        Amortization of goodwill                                         7,191          47,596
                                                                    ----------      ----------
               Total other expenses                                     61,285         105,981

Income (loss) before provision (benefit) for income taxes               57,148        (62,678)

Provision (Benefit) for income taxes                                    18,000        (18,974)
                                                                    ----------      ----------

Net income (loss)                                                   $   39,148      $ (43,704)
                                                                    ==========      ==========

Basic earnings (loss) per share                                     $     0.02      $   (0.02)
                                                                    ==========      ==========

Diluted earnings (loss) per share                                   $     0.02      $   (0.02)
                                                                    ==========      =========


         The accompanying notes are in integral part of this statement.

                                OPTELECOM, INC.
                        CONSOLIDATED STATEMENTS OF CASH
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                              1999           1998
                                                                            ---------      ---------
Cash Flows From Operating Activities
Net income (loss)                                                           $  39,148     $ (43,704)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                              191,864        217,888
   Deferred rent                                                              (5,325)        (6,107)

Change in assets and liabilities:
   Accounts and contracts receivable                                        (467,382)      (301,278)
   Inventories                                                               (48,820)      (418,886)
   Prepaid expenses and other assets                                         (94,970)         23,477
   Restricted cash                                                               -           400,390
   Accounts payable                                                           562,732        542,460
   Accrued payroll                                                             65,520          (753)
   Other current liabilities                                                (347,938)       (75,148)
   Income taxes payable                                                        18,000      (400,426)
                                                                            ---------      ---------
Net cash (used in) operating activities                                      (87,171)       (62,087)

Cash Flows From Investing Activities
   Capital expenditures                                                      (87,954)      (253,200)
                                                                            ---------      ---------
   Net cash (used in) investing activities                                   (87,954)      (253,200)

Cash Flows From Financing Activities
   Borrowings on bank line-of-credit payable                                  250,000      1,907,232
   Payments on bank line-of-credit payable                                  (150,000)    (1,095,859)
   Payments under factoring agreement                                            -         (362,868)
   Payments on long term debt                                               (156,249)           -
   Borrowings of long term debt                                                  -             8,930
   Proceeds from exercise of stock options                                       -             6,103
                                                                            ---------      ---------
   Net cash (used in) provided by financing activities                       (56,249)        463,538


Effect on cash from currency translation adjustment                            24,149            -
                                                                            ---------      ---------

Net (decrease) increase in cash and cash equivalents                        (207,225)        148,251

Cash and cash equivalents - beginning of period                               394,096        242,656
                                                                            ---------      ---------
Cash and cash equivalents - end of period                                   $ 186,871      $ 390,907
                                                                            =========      =========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for interest                                   $  62,871      $  75,520
                                                                            =========      =========

   Cash paid during the year for income taxes                               $       0      $       0
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

        In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

2.      Line of Credit

        On May 13, 1999, the Company renewed, through May 31, 2000, its credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1%. The total amount of the borrowing which may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory, with a maximum borrowing against inventory of $400,000. Also, the Company is to adhere to certain covenants, quarterly and at year-end.

        The amount available under the line-of-credit as of March 31, 1999 is $627,000, reflecting the balance of certain eligible receivables, as calculated under the old credit agreement, which expired May 13, 1999.

3.      Inventory

        Inventory consisted of the following:

                                         March 31, 1999        March 31, 1998
                                         --------------        --------------
               Raw materials               $  796,140            $  781,779
               WIP                            390,657               603,282
               Finished goods                 709,136               786,698
                                           ----------            ----------
               Total                       $1,895,933            $2,171,759
                                           ==========            ==========

        The Company had a reserve for inventory obsolescence of $414,135 at March 31, 1999 compared to $364,135 at March 31, 1998.

4.      Comprehensive Income

        The Company's other comprehensive income consists only of foreign currency translation adjustments and is shown separately on the Company's Consolidated Balance Sheet. For the first quarter of 1999 and 1998, the total comprehensive income including net income (loss) and currency translation adjustments were $63,297 and $(43,704), respectively.

5.      Earnings Per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options. The following is a reconciliation of the basic and diluted earnings per share.

                                                       Quarter ended March 31,

                                                        1999             1998
                                                     ----------       ----------
        Net Income (loss)                            $   39,148       $ (43,704)
                                                     ==========       ==========
        Weighted average shares - basic               2,156,557        2,032,456
                                                     ----------       ----------
        Earnings (loss) per share - basic            $     0.02       $   (0.02)
                                                     ==========       ==========
        Weighted average shares - basic               2,156,557        2,032,456

        Effect of dilution - stock options               19,531             -
                                                     ----------       ----------
        Weighted average shares - diluted             2,176,088        2,032,456
                                                     ----------       ----------
        Earnings (loss) per share - diluted          $     0.02       $   (0.02)
                                                     ==========       ==========

6.      Segment Information

        Optelecom has three reportable segments: the Communication Products Division (CPD), the Government Products Division (GPD) and the Paragon Division. These segments reflect management's internal reportable information analysis and approximates the Company's strategic business units' financial results reported before income taxes.

                                        Quarter Ended March 31, 1999 and 1998
                                                       (000's)
                                                    Income (Loss)        Gross Additions
                                  Revenues       Before Income Taxes       to Equipment
                                  --------       -------------------       ------------
                              1999        1998      1999       1998        1999       1998
                             ------      ------    ------     ------      ------     ------
       CPD - gross           $2,183      $2,398
       Intercompany            (28)         -
                             ------      ------
       CPD - net              2,155       2,398      $205       $(27)        $88       $174
       GPD                      396         436        86          84          -         40
       Paragon                  978       1,547     (234)       (120)          -         39
                             ------      ------      ----       -----        ---       ----
       Total                 $3,529      $4,381      $ 57       $(63)        $88       $253
                             ======      ======      ====       =====        ===       ====

7.      New Accounting Pronouncements

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

8.      Legal Proceedings

        See Part II - Other Information, Item 1 - Legal Proceedings, on page 11 for a discussion of the Company's litigation.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUE

        Revenues recognized were $3,528,854 and $4,380,922 for the three months ended March 31, 1999 and 1998, respectively. The decrease of $(852,068), or 19%, was largely due to a reduction in sales for Paragon and Communication Products Division (CPD). Sales at Paragon were down approximately $569,000 or 37% from 1998. Changes in management during the first quarter had a negative impact on sales at Paragon.

        Sales in CPD were down approximately $243,000 in 1999 compared to 1998. The reduction in CPD sales was due to the loss of sales positions during the first quarter of 1999 that were replaced in the second quarter of 1999.

GROSS PROFIT

        Gross profits for the three months ended March 31, 1999 and 1998 were $1,494,877 and $1,712,078, respectively. The decrease over 1998 was attributed to the decrease in revenues in the first quarter of 1999 compared to 1998. Gross margins as a percentage of revenues were 42% and 39% for the first quarters of 1999 and 1998, respectively. The improvement in gross margins for the first quarter of 1999 compared to 1998 is attributed primarily to product mix and margin improvements on CPD products offset by an increase in inventory reserves recorded in the first quarter of 1999. Approximately $50,000 in additional inventory reserves related to obsolescence of discontinued Paragon products was recorded during the first quarter of 1999. Gross margins for other product lines remained unchanged.

ENGINEERING

        Engineering costs for the three months ended March 31, 1999 and 1998 were $353,200 and $403,044, respectively. Engineering costs as a percentage of revenues were 10% for the first quarter of 1999 and 9% for the first quarter of 1998. The decline in costs from 1998 is attributed to decreases in prototype materials and outside design consultants. The Company continues to focus on enhancements to core technologies by improvements in manufacturability combined with new feature enhancements. A new CCTV product line for CPD was introduced in January 1999 which rationalizes its product lines for its commercial products sector.

        The Company expended funds approximating $74,000 during the first quarter of 1999 as compared to $104,000 in 1998 related to research efforts for high speed optical components.

SELLING AND MARKETING

        Selling and marketing costs were $384,504 and $451,619 for the three months ended March 31, 1999 and 1998, respectively. The decrease of $67,115 in the first quarter of 1999 compared with the same period in 1998 is attributed to decreased costs from CPD having significantly fewer employees in its sales and marketing group during 1999 as compared to 1998. The Company recorded an additional $20,000 to increase the reserves for bad debt.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses were $638,740 and $814,112 for the first quarter 1999 and 1998, respectively. The decrease in expenses of $175,372 in the first quarter of 1999 compared to 1998 is attributed to an overall reduction in expenses, offset by an increase in amortization of intangibles acquired from Paragon.

OTHER EXPENSES

        Other expenses for the three months ended March 31, 1999 and 1998 were $61,285 and $105,981, respectively. The decrease of $44,696 in 1999 compared with 1998 is attributed to a reduction in amortization of the goodwill from the Paragon acquisition. During the last quarter of 1998, substantially all the goodwill was reclassified to intangible assets employment agreements and written off to reflect the termination of the former Paragon individuals.

INCOME TAXES

        An income tax provision of $18,000 was recorded during the first quarter of 1999 compared with income tax benefit of $18,974 for the first quarter of 1998. The effective tax rate during the first quarter of 1999 was 31% as compared to 30% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, the Company had combined balances of cash and cash equivalents of $186,871 compared with $394,096 at December 31, 1998.

        Cash used in operating activities approximated $88,000 in 1999 and is primarily the result of its net loss adjusted for depreciation and amortization, increases in accounts receivables and offset by increases in current payables. Net cash of $244,203 was used for purchasing property and equipment and paying acquisition debt for Paragon. The Company continues to invest in capital equipment to support its employee and facility growth and its research and development and manufacturing activities.

        The Company has a working capital line-of-credit with a bank for an amount up to $1,700,000 with interest at the bank's prime rate plus one percent. The amount available on the line is based on a percentage of eligible receivables and inventory.

        The Company's future capital requirements depend on many factors, including continued research and development activities, competing technological and market developments and successful full integration of Paragon, its U.K. subsidiary. The Company expects to fund operations over the next 12 months from its available working capital line and operating cash flows.

        Company backlog at the end of March 31, 1999 was $989,643.

YEAR 2000 POTENTIAL ISSUES

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

        The Company is currently assessing the Year 2000 readiness of suppliers to determine the extent to which the Company may be vulnerable if those parties fail to properly identify and fix their own Year 2000 issues. The Company intends to monitor the progress made by reviewing key suppliers web pages for discussions of their Year 2000 readiness and by sending out letters in July to all suppliers requesting confirmation of their Year 2000 compliance.

        The costs of the plan are based on management's best estimates and are not expected to be material to the Company's financial condition. The Company's total cost of the Year 2000 plan, which will be funded through operating cash flow, line-of-credit borrowings and capital lease obligations are estimated to be approximately $500,000 of which $200,000 is anticipated to be spent on capital assets. These estimated costs include the internal costs, including training, and those of external resources to implement any new software needed to become Year 2000 compliant. The Company has spent approximately $25,000 at the end of the first quarter of 1999.

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

        The Company's plan requires that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. In many cases, the Company already has arrangements with suppliers of goods and services so that in the event a commitment is not met, a substitute is available to the Company. The Company is in the process of installing new enterprise-wide systems that are Year 2000 compliant. However, should this system not be in place and operating in time, the Company's contingency plan calls for the installation of Year 2000 compliant version upgrades from the suppliers of its current operating and financial systems. Final written agreements with these suppliers will be put in place in the third quarter.

    Some Year 2000 compliant hardware has been purchased during the first quarter 1999. The remainder of the hardware will be installed by the end of June.

PARAGON OPERATIONS

        In December 1997 the Company acquired Paragon Audio Visual Limited ("Paragon"). The integration of Paragon proved to be costly in time and resources. As a result of the length of time to integrate the acquisition, the Paragon operation accumulated a loss of $3,000,718 during 1998, including employee severance charges and write-offs of intangibles acquired at the acquisition of Paragon. During 1998, the Company invested in Paragon an additional $790,000 to fund working capital requirements.

        At the end of 1998, the Chairman of Paragon was terminated. Subsequently, the remaining Directors of Paragon were terminated. Optelecom has named a new management team from existing Paragon employees that has significant experience in Paragon's markets and believes the operations will return to profitability during 1999 by materially reducing its overhead costs. Significant reductions include employee terminations, closing of its New York City office, elimination of company vehicles, travel and entertainment expenses. Sales for 1999 are expected to be lower than 1998 levels. However, there can be no assurance that profitability will, in fact, be achieved.

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

PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS

          On March 18, 1999, David Brown, formerly Chairman and Marketing Director of Paragon Audio Visual Ltd., lodged an Originating Application with the Employment Tribunal of the United Kingdom in Reading, England. Mr. Brown alleges that Paragon dismissed Mr. Brown unlawfully and in breach of his alleged employment contract rights. He seeks an award of money in an unspecified amount. The Company filed its Notice of Appearance on April 12, 1999 asserting Mr. Brown's claims are without merit. The Company also believes that it may have counterclaims that may be asserted against Mr. Brown in this proceeding and is considering the assertion of such counter-claims.

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

               None

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

               None

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted during the first quarter of 1999 to a vote of security holders.

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

                                       OPTELECOM, INC.


Date:   May 14, 1999
                                       ________________________________________
                                       Edmund D. Ludwig, President and CEO



Date:   May 14, 1999

                                       ________________________________________
                                       Carole D. Argo, Chief Financial Officer