Form 10-Q
period 1999-06-30
OPTELECOM INC
filed 1999-08-16
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1999                      Commission File No. 0-8828



                                 Optelecom, Inc.
                          (Exact Name of Registrant as
                            Specified in its Charter)

             Delaware                                                     52-1010850
--------------------------------                               -------------------------------
(State of Other Jurisdiction of                               (IRS Employer Identification No.)
Incorporation or Organization)



9300 Gaither Road Gaithersburg, MD                                           20877
------------------------------------                               ------------------------
(Address of Principal Executive Offices)                                  (Zip Code)


Registrant's Telephone Number,                                          (301) 840-2121
Including Area Code                                                   -----------------
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

         Yes   X     No

Common Stock Outstanding
as of August 9, 1999                2,156,557
                                    ---------

                                 OPTELECOM, INC.
                                    FORM 10-Q

                                    CONTENTS
                                    --------

PART I.       FINANCIAL INFORMATION


              ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
                 and December 31, 1998 (Audited).............................. ........3


                 Consolidated Statements of Operations for the Three Months
                 Ended June 30, 1999 and 1998 (Unaudited) .............................4

                 Consolidated Statements of Operations for the Six Months
                 Ended June 30, 1999 and 1998 (Unaudited) .............................5

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 1999 and 1998 (Unaudited) ...................................6


                 Notes to Consolidated Financial Statements (Unaudited)....... ........7


              ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

                                 OPTELECOM, INC.
                           Consolidated Balance Sheets
                    as of June 30, 1999 and December 31, 1998

                               ASSETS                                               1999                    1998
                               ------                                             ---------                -------
                                                                                 (Unaudited)              (Audited)
Current Assets:
    Cash and cash equivalents                                                      $ 225,697              $ 394,096
    Restricted cash                                                                  314,979                328,700
    Accounts and contracts receivable                                              1,880,514              1,426,306
    Inventories, net                                                               2,187,306              1,847,113
    Prepaid expenses and other assets                                                357,057                344,448
    Deferred tax asset                                                               307,960                307,960
                                                                                 -----------             ----------
         Total current assets                                                      5,273,513              4,648,623

                                                                                   2,176,075              2,351,563
  Intangible Assets, net
                                                                                     224,111                238,493
  Goodwill, net
  Property and Equipment, at cost less accumulated depreciated                     1,357,834              1,361,095
                                                                                      32,174                 32,174
                                                                                 -----------             ----------
  Deferred Tax Assets
                                                                                 $ 9,063,707             $8,631,948
                                                                                 ===========             ==========
TOTAL ASSETS


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current Liabilities:
    Bank line-of-credit payable                                                   $1,300,000              $ 650,000
    Accounts payable                                                               1,457,227                765,971
    Accrued payroll                                                                  313,864                204,888
    Income taxes payable                                                             170,399                328,700
    Other current liabilities                                                        433,392                892,848
    Current portion of capital lease                                                  44,253                   -
    Current portion of notes payable                                                 624,996                624,996
                                                                                 -----------             ----------
         Total current liabilities                                                 4,344,131              3,467,403
                                                                                 -----------             ----------

LONG-TERM LIABILITIES:
    Notes payable                                                                  1,414,174              1,726,672
    Capital lease                                                                     87,249                   -
    Deferred rent liability                                                          132,505                147,241
                                                                                 -----------             ----------
TOTAL LIABILITIES                                                                  5,978,059              5,341,316
                                                                                 -----------             ----------

Commitments and Contingencies                                                         -                       -

STOCKHOLDERS' EQUITY:
    Common stock, $.03 par value - shares authorized,
         15,000,000; issued and outstanding, 2,156,557 shares                         64,697                 64,697
    Discount on common stock                                                        (11,161)               (11,161)
    Additional paid-in capital                                                     4,105,029              4,105,029
    Foreign currency translation adjustment                                           47,225                  6,033
    Retained (deficit)                                                           (1,120,142)              (873,966)
                                                                                 -----------             ----------
                                                                                 $ 9,063,707             $8,631,948
                                                                                 ===========             ==========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY


         The accompanying notes are an integral part of this statement.





                                 OPTELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                                                      1999               1998
                                                                                   ------------        ------------

Revenues                                                                             $2,528,499          $4,232,214
Cost of goods sold                                                                    1,724,205           2,560,537
                                                                                     ----------          ----------
Gross profit`                                                                           804,294           1,671,677

Operating expenses:
         Engineering                                                                    238,103             419,281
         Selling and marketing                                                          339,922             309,701
         General and administrative                                                     514,750             922,542
                                                                                     ----------          ----------
         Total operating expenses                                                     1,092,775           1,651,524

Operating (loss) income                                                               (288,481)              20,153

Other expenses:
         Interest expense                                                                69,466             111,327
         Write off of leasehold improvements                                             82,766                   -
         Amortization of goodwill                                                         7,191              48,143
                                                                                     ----------          ----------
                  Total other expenses                                                  159,423             159,470

(Loss) before (benefit) for income taxes                                              (447,904)           (139,317)

(Benefit) for income taxes                                                            (162,580)            (26,140)
                                                                                     ----------          ----------

Net (loss)                                                                           $(285,324)          $(113,177)
                                                                                     ==========          ==========

Basic (loss) per share                                                                $  (0.13)           $  (0.05)
                                                                                      =========           =========

Diluted (loss) per share                                                              $  (0.13)           $  (0.05)
                                                                                      =========           =========


         The accompanying notes are in integral part of this statement.




                                 OPTELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                      1999               1998
                                                                                     ----------          ----------

Revenues                                                                             $6,057,353          $8,613,136
Cost of goods sold                                                                    3,758,182           5,229,381
                                                                                      ---------           ---------
Gross profit                                                                          2,299,171           3,383,755

Operating expenses:
         Engineering                                                                    591,303             822,325
         Selling and marketing                                                          724,426             761,320
         General and administrative                                                   1,153,490           1,736,654
                                                                                      ---------           ---------
         Total operating expenses                                                     2,469,219           3,320,299

Operating  (loss) income                                                              (170,048)              63,456

Other expenses:
         Interest expense                                                               123,560             169,712
         Write off of leasehold improvements                                             82,766                   -
         Amortization of goodwill                                                        14,382              95,739
                                                                                      ---------           ---------
                  Total other expenses                                                  220,708             265,451

(Loss) before (benefit) for income taxes                                              (390,756)           (201,995)

(Benefit) for income taxes                                                            (144,580)            (45,114)
                                                                                      ---------           ---------

Net (loss)                                                                           $(246,176)          $(156,881)
                                                                                     ==========          ==========

Basic (loss) per share                                                                $  (0.11)           $  (0.08)
                                                                                      =========           =========

Diluted (loss) per share                                                             $  (0.11)            $  (0.08)
                                                                                     ==========           =========


         The accompanying notes are in integral part of this statement.



                                 OPTELECOM, INC.
                         CONSOLIDATED STATEMENTS OF CASH
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                    1999              1998
                                                                                 ----------        ----------
Cash Flows From Operating Activities
Net (loss)                                                                       $ (246,176)      $(156,881)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization                                                       384,522         392,951
Deferred rent                                                                       (14,736)        (11,661)
Loss (Gain) on sale/disposal of fixed assets                                         82,766            (112)

Change in assets and liabilities:
Accounts and contracts receivable                                                  (454,208)        (98,797)
Inventories                                                                        (340,193)       (322,909)
Prepaid expenses and other assets                                                   (12,609)         27,614
Restricted cash                                                                         -          400,877
Accounts payable                                                                    691,256        (126,590)
Accrued payroll                                                                     108,976         (24,436)
Other current liabilities                                                          (459,456)        (20,453)
Income taxes payable                                                               (144,580)       (400,877)
                                                                                 -----------       ------------
Net cash (used in) operating activities                                            (404,438)       (341,274)

Cash Flows From Investing Activities
Capital expenditures                                                               (141,397)       (374,319)
Purchases under capital lease                                                      (132,760)              -
Proceeds from sale of equipment                                                           -           2,975
                                                                                 -----------       ------------
Net cash (used in) investing activities                                            (274,157)        371,344)
                                                                                 -----------       ------------

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable                                           800,000       2,320,308
Payments on bank line-of-credit payable                                            (150,000)     (1,114,318)
Payments under factoring agreement                                                        -        (362,868)
Payments on long term debt                                                         (312,498)              -
Borrowings of long term debt                                                              -           8,930
Borrowings on capital lease                                                         132,760               -
Payments on capital lease                                                            (1,258)              -
Proceeds from exercise of stock options                                                   -         206,896
                                                                                 -----------       ------------
Net cash  provided by financing activities                                          469,004       1,058,948

Effect on cash from currency translation adjustment                                  41,192               -
                                                                                 -----------       ------------

Net (decrease) increase in cash and cash equivalents                               (168,399)        346,330

Cash and cash equivalents - beginning of period                                     394,096         242,656
                                                                                 -----------       ------------
Cash and cash equivalents - end of period                                         $ 225,697      $  588,986
                                                                                 ===========       ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                                           $ 132,760         $ 165,212
                                                                                 ===========       ============

Cash paid during the year for income taxes                                       $     3,000       $   13,000
                                                                                 ===========       ============


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

2.       Line of Credit
         --------------

         On May 13, 1999, the Company renewed, through May 31, 2000, its credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1%. The total amount of the borrowing which may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory, with a maximum borrowing against inventory of $400,000. Also, the Company is to adhere to certain covenants, quarterly and at year-end

         The remaining amount available under the line-of-credit as of June 30, 1999 is $160,220.

3.       Inventory
         ---------

         Inventory consisted of the following:

                                                                     June 30, 1999             June 30, 1998
                                                                     -------------             -------------
                                                                         $ 815,078                 $ 721,096
                  Raw materials
                                                                           528,584                   404,802
                  WIP
                                                                           843,644                   949,884
                                                                        ----------                ----------
                  Finished goods
                                                                        $2,187,306                $2,075,782
                                                                        ==========                ==========
                  Total

          The Company had a reserve for inventory obsolescence of $455,627 at June 30, 1999 compared to $125,733 at June 30, 1998.

4.       Comprehensive Income

         The Company's other comprehensive income consists only of foreign currency translation adjustments and is shown separately on the Company's Consolidated Balance Sheet. For the six months ended June 30, 1999 and 1998, the total comprehensive (loss) including net (loss) and currency translation adjustments were $(287,368) and $(156,881), respectively. For the second quarter of 1999 and 1998, the comprehensive (loss) were $(302,367) and $(113,177), respectively.

5.       Earnings Per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options. The following is a reconciliation of the basic and diluted earnings per share.

                                               Three Months ended June 30,            Six Months ended June 30,

                                                    1999              1998             1999              1998
                                                  ---------         ---------        ---------        ---------
Net (Loss)                                       $(285,324)        $(113,177)       $(246,176)       $(156,881)
                                                 ==========        ==========       ==========       ==========
Weighted average shares - basic                   2,156,557         2,115,670        2,156,557        2,072,231
                                                  ---------         ---------        ---------        ---------
(Loss) per share - basic                          $  (0.13)          $ (0.05)         $ (0.11)         $ (0.08)
                                                  =========          ========         ========         ========
Weighted average shares - basic                   2,156,557         2,115,670        2,156,557        2,072,231
Effect of dilution - stock options                        -                 -                -                -
                                                  ---------         ---------        ---------        ---------
Weighted average shares - diluted                 2,156,557         2,115,670        2,156,557        2,072,231
                                                  ---------         ---------        ---------        ---------
(Loss) per share - diluted                         $ (0.13)          $ (0.05)         $ (0.11)         $ (0.08)
                                                   ========          ========         ========         ========

6.       Segment Information
         -------------------

         Optelecom has three reportable segments: the Communication Products Division (CPD), the Government Products Division (GPD) and the Paragon Division. These segments reflect management's internal reportable information analysis and approximates the Company's strategic business units' financial results reported before income taxes.

                                                         Three Months Ended June 30, 1999 and 1998
                                                                          (000's)
                                                                         Income (Loss)             Gross Additions
                                              Revenues                Before Income Taxes            to Equipment
                                           ---------------------    -----------------------     --------------------
                                            1999           1998       1999           1998         1999         1998
                                           -------       -------    --------       --------     --------      ------
        CPD - gross                         $1,606        $2,384

        Intercompany                           (10)            -
                                           -------       -------
        CPD - net                           $1,596         2,384      $(225)           $93         $183         $121
        GPD                                    170           314        (51)           (27)          -             -
        Paragon                                762         1,534       (172)          (205)          3             -
                                           -------       -------    --------       --------     --------      ------
        Total                               $2,528        $4,232      $(448)         $(139)        $186         $121
                                           =======       =======    ========       ========     ========      ======

                                                          Six Months Ended June 30, 1999 and 1998
                                                                          (000's)
                                                                         Income (Loss)             Gross Additions
                                              Revenues                Before Income Taxes            to Equipment
                                           ---------------------    -----------------------     --------------------

                                            1999         1998         1999           1998         1999         1998
                                           -------       -------    --------       --------     --------      ------
        CPD - gross                         $3,789        $4,782
        Intercompany                          (38)             -
                                           -------       -------
        CPD - net                           $3,751        $4,782        $(20)           $66        $271         $295
        GPD                                    566           750          35             57           -           40
        Paragon                              1,740         3,081        (406)          (325)           3          39
                                           -------       -------    --------       --------     --------      ------
        Total                               $6,057        $8,613       $(391)         $(202)        $274        $374
                                           =======       =======    ========       ========     ========      ======

7. During the second quarter of 1999, the Company entered into lease agreements to finance certain computer and manufacturing equipment. These leases have three-year terms and are accounted for as capital leases.

8.       New Accounting Pronouncements
         -----------------------------

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

9.       Legal Proceedings
         -----------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUE

         Revenues recognized were $2,528,499 and $4,232,214 for the three months ended June 30, 1999 and 1998, respectively. The decrease of $(1,703,715), or 40.3%, was largely due to a reduction in sales for Paragon and Communication Products Division (CPD). Sales at Paragon were down approximately $772,000 or 50% from 1998. Paragon's major customer from 1998 has ordered very little product in 1999, putting severe pressure to gain new customers.

         Sales in CPD were down approximately $788,000 in 1999 compared to 1998. Loss of sales positions during the first quarter of 1999 reduced orders, which could have been shipped in the second quarter. This coupled with a large order in 1998's second quarter accounted for the 33% drop in revenue.

GROSS PROFIT

         Gross profits for the three months ended June 30, 1999 and 1998 were $804,294 and $1,671,677, respectively. Gross margins as a percentage of revenues were 32% in 1999 and 39% in 1998. While the decrease in sales is responsible for the majority of the decrease in 1999, the Company also had more of its remaining sales in lower margin commercial products.

ENGINEERING

         Engineering costs for the three months ended June 30, 1999 and 1998 were $238,103 and $419,281, respectively. The decline in costs from 1998 is attributed to decreases in prototype materials, and a reduction in costs at Paragon. The Company continues to focus on enhancements to core technologies by improvements in manufacturability combined with new feature enhancements.

         The Company expended funds approximating $15,000 during the second quarter of 1999 as compared to $130,00 in 1998 related to research efforts for high speed optical components.

SELLING AND MARKETING

         Selling and marketing costs were $339,922 and $309,701 for the three months ended June 30, 1999 and 1998, respectively. This increase of $30,221 resulted from additional trade show costs incurred during the quarter as well as additional costs incurred by Paragon in its efforts to sell its new products. These expenses are in line with management's increased focus on generating sales revenue.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $514,750 and $922,542 for the second quarter 1999 and 1998, respectively. The decrease in expenses of $407,792 in the second quarter of 1999 compared to 1998 is attributed to an overall reduction in expenses, offset by an increase in amortization of intangibles acquired from Paragon. The majority of expense reduction occurred at Paragon, which has eliminated such items as automobiles as well as reduced personnel.

OTHER EXPENSES

         Other expenses for the three months ended June 30, 1999 and 1998 were $159,423 and $159,470. While the total other expenses remained the same, the make up was different for the second quarter 1999. The Company incurred an expense of $82,766 to write off the remaining leasehold improvements, which had been located in the office space that was recently closed. Due to the reclassification at the end of 1998 of intangibles to goodwill, amortization costs were $40,952 lower in 1999. Also, interest costs were lower in 1999 as a result of there being term debt compared to factoring debt at Paragon.

INCOME TAXES

         An income tax benefit of $162,580 was recorded during the second quarter of 1999 compared with income tax benefit of $26,140 for the second quarter of 1998. The effective tax rate during the second quarter of 1999 was 36% as compared to 19% in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUE

         Revenues recognized were $6,057,353 and $8,613,136 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $(2,555,783), or 30%, was largely due to a reduction in sales for Paragon and Communication Products Division (CPD). Sales at Paragon were down approximately $1,341,000 or 44% from 1998. Changes in management during the first half of the year had a negative impact on sales at Paragon. In 1999, there was also an almost complete elimination of shipments to their biggest customer of 1998.

         Sales in CPD were down approximately $1,031,000 in 1999 compared to 1998. This reduction reflects the impact to sales of the loss of sales position at the beginning of the year. Also, there was higher government sales recorded as the GLINT contract was still in full status in 1998 compared to the wind down state of the contract in 1999.

GROSS PROFIT

         Gross profits for the six months ended June 30, 1999 and 1998 were $2,299,171 and $3,383,755, respectively. Gross margins as a percentage of revenues were 38% and 39% for the first half of 1999 and 1998, respectively. The reduction in gross margins for the first half of 1999 compared to 1998 is attributed primarily to product mix as well as by an increase in approximately $50,000 in additional inventory reserves related to obsolescence of discontinued Paragon products that was recorded during the first half of 1999. There is also a reduction in 1999 due to lower GLINT revenue, which has higher gross margins than the commercial sales.

ENGINEERING

         Engineering costs for the six months ended June 30, 1999 and 1998 were $591,303 and $822,325, respectively. Engineering costs as a percentage of revenues were 10% for the first half of 1999 and 9% for the first half of 1998. The decline in costs from 1998 is attributed to decreases in prototype materials and outside design consultants. The Company continues to focus on enhancements to core technologies by improvements in manufacturability combined with new feature enhancements. A reduction in Paragon costs as well as the reduction in costs expended on research efforts for higher speed optical components, which are approximating $89,000 during the first half of 1999 as compared to $234,000 in 1998.

SELLING AND MARKETING

         Selling and marketing costs were $724,426 and $761,320 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $36,894 in the first half of 1999 compared with the same period in 1998 is attributed to decreased costs from CPD having fewer employees in its sales and marketing group during 1999 as compared to 1998, an additional $20,000 to increase the reserves for bad debt. These were offset by a reduction of Paragon expenses in these categories.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1,153,490 and $1,736,654 for the first half 1999 and 1998, respectively. The decrease in expenses of $583,164 in the first half of 1999 compared to 1998 is attributed to an overall reduction in expenses, offset by an increase in amortization of intangibles acquired from Paragon.

OTHER EXPENSES

         Other expenses for the six months ended June 30, 1999 and 1998 were $220,708 and $265,451, respectively. The decrease of $44,743 in 1999 compared with 1998 is attributed to a reduction in amortization of the goodwill from the Paragon acquisition, a reduction in the interest paid offset by a write off of leasehold improvements from closed office space.

INCOME TAXES

         An income tax benefit of $144,580 was recorded during the first half of 1999 compared with income tax benefit of $45,114 for the first half of 1998. The effective tax rate during the first half of 1999 was 37% as compared to 22% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had combined balances of cash and cash equivalents of $225,697 compared with $394,096 at December 31, 1998.

         Cash used in operating activities approximated $404,000 in 1999 and is primarily the result of its net loss adjusted for depreciation and amortization, increases in accounts receivables and offset by increases in current payables and current liabilities. Net cash of $586,655 was used for purchasing property and equipment and paying acquisition debt for Paragon. The Company continues to invest in capital equipment to support its employee and facility growth and its research and development and manufacturing activities as evidenced by the net borrowings on capital leases of $131,502.

         The Company has a working capital line-of-credit with a bank for an amount up to $1,700,000 with interest at the bank's prime rate plus one percent. The amount available on the line is based on a percentage of eligible receivables and inventory. During the year, the Company has increased its borrowing under this line-of-credit by $650,000.

         The Company intends to fund future operations through operating cash flow, borrowings under the line-of-credit and other borrowing for capital expenditures as needed.

         Company backlog at the end of June 30, 1999 was $2,667,000.

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

          The Company is continuing its assessment of the Year 2000 readiness of suppliers to determine the extent to which the Company may be vulnerable if those parties fail to properly identify and fix their own Year 2000 issues. The Company intends to monitor the progress made by reviewing key suppliers web pages for discussions of their Year 2000 readiness and by sending out letters in August to all suppliers requesting confirmation of their Year 2000 compliance.

          The costs of the plan are based on management's best estimates and are not expected to be material to the Company's financial condition. The Company's total cost of the Year 2000 plan, which will be funded through operating cash flow, line-of-credit borrowings and capital lease obligations are estimated to be approximately $500,000 of which $325,000 is anticipated to be spent on capital assets. These estimated costs include the internal costs, including training, and those of external resources to implement any new software needed to become Year 2000 compliant. The Company has spent approximately $125,000 at the end of the second quarter of 1999.

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

         Some Year 2000 compliant hardware has been purchased and all had been installed by the end of July 1999.

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

         At the end of 1998, the Chairman of Paragon was terminated. Subsequently, the remaining Directors of Paragon were terminated. Optelecom has named a new management team from existing Paragon employees that has significant experience in Paragon's markets and believes the operations, prior to intercompany allocations, will return to profitability during 1999 by materially reducing its overhead costs. Significant reductions include employee terminations, closing of its New York City office, elimination of company vehicles, travel and entertainment expenses. Sales for 1999 are expected to be lower than 1998 levels. However, there can be no assurance that profitability will, in fact, be achieved.

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

      On June 1, 1999, Darren Brown, Andrew Brown and Mark Brown, the sons of Mr. David Brown and former directors of Paragon Audio Visual Ltd. filed an Originating Application with the Employment Tribunal of the United Kingdom alleging they were dismissed from Paragon unlawfully and in breach of their alleged employment contract rights. The Company has filed; notice asserting these claims are without merit. The Company also believes that it may have counterclaims that may be asserted against each of the Browns in this proceeding and is considering assertion of such counterclaims.

      The Employment Tribunal has consolidated the claims of Mr. David Brown with those of his three sons.

      In June, the Employment Tribunal ruled that these claims would be heard in the United Kingdom.

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

                  None

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted during the second quarter of 1999 to a vote of security holders.

         ITEM 5 - OTHER INFORMATION

                  None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  None

         ITEM 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER
                       SHARE

                  See Note 5 to the financial statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OPTELECOM, INC.


Date:    August 16, 1999
                             -------------------------------------
                             Edmund D. Ludwig, President and CEO



Date:    August 16, 1999
                             ---------------------------------------------------
                             Thomas F. Driscoll, V.P. Finance and Administration