Form 10-Q
period 1999-09-30
OPTELECOM INC
filed 1999-11-15
CIK 275858

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1999                 Commission File No. 0-8828



                                 Optelecom, Inc.
                          (Exact Name of Registrant as
                            Specified in its Charter)



             Delaware                                     52-1010850
-------------------------------               --------------------------------
(State of Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)



  9300 Gaither Road Gaithersburg, MD                        20877
---------------------------------------                 -------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number,                          (301) 840-2121
                                                       ----------------
Including Area Code                                      (Phone Number)



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

         Yes   X     No
              ---       ---

Common Stock Outstanding
as of November 5, 1999              2,156,557
                                    ---------

                                 OPTELECOM, INC.
                                    FORM 10-Q

                                    CONTENTS




PART I.           FINANCIAL INFORMATION


                  ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
                           and December 31, 1998 (Audited)................................................3


                           Consolidated Statements of Operations for the Three Months
                           Ended September 30, 1999 and 1998 (Unaudited) .................................4

                           Consolidated Statements of Operations for the Nine Months
                           Ended September 30, 1999 and 1998 (Unaudited) .................................5

                           Consolidated Statements of Cash Flows for the Nine Months Ended
                           September 30, 1999 and 1998 (Unaudited) .......................................6


                           Notes to Consolidated Financial Statements (Unaudited).........................7



                  ITEM 2.  MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION


                                 OPTELECOM, INC.
                           Consolidated Balance Sheets
                 as of September 30, 1999 and December 31, 1998



                               ASSETS                                                1999                   1998
                                                                                  ----------             ----------
                                                                                 (Unaudited)              (Audited)
Current Assets:
    Cash and cash equivalents                                                       $ 62,246              $ 394,096
    Restricted cash                                                                  336,538                328,700
    Accounts and contracts receivable                                              1,910,166              1,426,306
    Inventories, net                                                               2,831,205              1,847,113
    Prepaid expenses and other assets                                                262,752                344,448
    Deferred tax asset                                                               307,960                307,960
                                                                                 -----------             ----------
         Total current assets                                                      5,710,867              4,648,623

  Intangible Assets, net                                                           2,088,332              2,351,563

  Goodwill, net                                                                      216,920                238,493
  Property and Equipment, at cost less accumulated depreciated                     1,349,142              1,361,095
   Deferred Tax Assets                                                                32,174                 32,174
                                                                                  ----------             ----------

TOTAL ASSETS                                                                      $9,397,435             $8,631,948
                                                                                  ==========             ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank line-of-credit payable                                                   $1,400,000              $ 650,000
    Accounts payable                                                               1,784,797                765,971
    Accrued payroll                                                                  252,077                204,888
    Income taxes payable                                                             268,757                328,700
    Other current liabilities                                                        370,905                892,848
    Current portion of capital lease                                                  44,253                   -
    Current portion of notes payable                                                 437,500                624,996
                                                                                  ----------             ----------
         Total current liabilities                                                 4,558,289              3,467,403
                                                                                  ----------             ----------

LONG-TERM LIABILITIES:
    Notes payable                                                                  1,497,504              1,726,672
    Capital lease                                                                     71,834                   -
    Deferred rent liability                                                          124,609                147,241
                                                                                  ----------             ----------
TOTAL LIABILITIES                                                                  6,252,236              5,341,316
                                                                                  ----------             ----------

Commitments and Contingencies                                                         -                       -

STOCKHOLDERS' EQUITY:
    Common stock, $.03 par value - shares authorized,
         15,000,000; issued and outstanding, 2,156,557 shares                         64,697                 64,697
    Discount on common stock                                                        (11,161)               (11,161)
    Additional paid-in capital                                                     4,105,029              4,105,029
    Foreign currency translation adjustment                                         (15,573)                  6,033
    Retained (deficit)                                                             (997,793)              (873,966)
                                                                                  ----------             ----------
                                                                                  $9,397,435             $8,631,948
                                                                                  ==========             ==========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY


         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                                        1999                1998
                                                                                     ----------          ----------

Revenues                                                                             $3,163,430          $4,180,177
Cost of goods sold                                                                    1,914,482           2,404,622
                                                                                     ----------          ----------
Gross profit                                                                          1,248,948           1,775,555

Operating expenses:
         Engineering                                                                    235,274             466,547
         Selling and marketing                                                          268,671             672,265
         General and administrative                                                     448,216             764,170
                                                                                     ----------          ----------
         Total operating expenses                                                       952,161           1,902,982

Operating income (loss)                                                                 296,787           (127,427)

Other expenses:
         Interest expense                                                                90,448              93,304

         Amortization of goodwill                                                         7,191              48,157
                                                                                     ----------          ----------
                  Total other expenses                                                   97,639             141,461

Income(Loss) before provision (benefit) for income taxes                                199,148           (268,888)

Provision (Benefit) for income taxes                                                     76,800                 ---
                                                                                     ----------          ----------

Net income (loss)                                                                      $122,348          $(268,888)
                                                                                       ========          ==========

Basic income (loss) per share                                                            $ 0.05            $ (0.13)
                                                                                         ======            ========

Diluted income (loss) per share                                                          $ 0.05            $ (0.13)
                                                                                         ======            ========


         The accompanying notes are in integral part of this statement.

                                 OPTELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                        1999               1998
                                                                                     ----------          ----------
Revenues                                                                             $9,220,783         $12,793,313
Cost of goods sold                                                                    5,672,664           7,575,103
                                                                                     ----------          ----------
Gross profit                                                                          3,548,119           5,218,210

Operating expenses:
         Engineering                                                                    826,577           1,309,892
         Selling and marketing                                                          993,097           1,781,715
         General and administrative                                                   1,601,706           2,195,074
                                                                                     ----------          ----------
         Total operating expenses                                                     3,421,380           5,286,681

Operating income(loss)                                                                  126,739            (68,471)

Other expenses:
         Interest expense                                                               214,008             258,517
         Write off of leasehold improvements                                             82,766                 ---
         Amortization of goodwill                                                        21,573             143,896
                                                                                     ----------          ----------
                  Total other expenses                                                  318,347             402,413

(Loss) before (benefit) for income taxes                                             $(191,608)           (470,884)

(Benefit) for income taxes                                                             (67,780)            (45,114)
                                                                                     ----------          ----------

Net (loss)                                                                           $(123,828)         $ (425,770)
                                                                                     ==========         ===========

Basic (loss) per share                                                                 $ (0.06)             $(0.20)
                                                                                       ========             =======

Diluted (loss) per share                                                               $ (0.06)             $(0.20)
                                                                                       ========             =======

         The accompanying notes are in integral part of this statement.

                                 OPTELECOM, INC.
                         CONSOLIDATED STATEMENTS OF CASH
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                          1999               1998
                                                                                      ----------          ----------

Cash Flows From Operating Activities
Net (loss)                                                                             $(123,828)         $(425,770)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization                                                             582,256            631,847
Deferred rent                                                                            (22,632)                835
Loss (Gain) on sale/disposal of fixed assets                                               82,766           (18,004)
Effect of currency translations                                                          (21,606)              2,844

Change in assets and liabilities:
Accounts and contracts receivable                                                       (483,860)            201,018
Inventories                                                                             (984,092)          (250,719)
Prepaid expenses and other assets                                                          81,696           (39,822)
Restricted cash                                                                                 -            390,846
Accounts payable                                                                        1,018,826          (147,232)
Accrued payroll                                                                            47,189          (162,756)
Deferred revenues                                                                               -            183,924
Other current liabilities                                                               (549,578)           (18,576)
Income taxes payable                                                                     (67,781)          (372,791)
                                                                                      ----------          ----------
Net cash (used in) operating activities                                                 (440,644)           (24,356)
                                                                                      ----------          ----------

Cash Flows From Investing Activities
Capital expenditures                                                                    (209,869)          (456,624)
Purchases under capital lease                                                           (132,760)                 -
Additional investment in Paragon                                                               -           (108,896)
Proceeds from sale of equipment                                                            2,000              2,972
                                                                                      ----------          ----------
Net cash (used in) investing activities                                                 (340,629)          (571,548)
                                                                                      ----------          ----------

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable                                                 900,000            900,000
Payments on bank line-of-credit payable                                                  (150,000)               ---
Payments under factoring agreement                                                              -          (362,868)
Payments on long term debt                                                               (416,664)           (51,689)
Borrowings of long term debt                                                                    -                ---
Borrowings on capital lease                                                               132,760                ---
Payments on capital lease                                                                (16,673)                ---
Proceeds from exercise of stock options                                                         -            234,004
                                                                                       ----------          ----------
Net cash  provided by financing activities                                                449,423            719,447
                                                                                       ----------          ----------
Net (decrease) increase in cash and cash equivalents                                    (331,850)            123,543

Cash and cash equivalents - beginning of period                                           394,096            242,656
                                                                                       ----------          ----------
Cash and cash equivalents - end of period                                                $ 62,246          $ 366,199
                                                                                         ========          =========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                                                  $ 209,937          $ 258,517
                                                                                        =========          =========

Cash paid during the year for income taxes                                                $ 3,000          $ 403,846
                                                                                          =======          =========

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

2.       Line of Credit

         On May 13, 1999, the Company renewed, through May 31, 2000, its credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1%. The total amount of the borrowing which may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory, with a maximum borrowing against inventory of $400,000. Also, the Company is to adhere to certain covenants, quarterly and at year-end

         As of September 30, 1999 the Company had borrowed the maximum amount available under its existing line-of-credit.

3.       Bank Term Note

S         On September 12, 1999 the Company modified its existing bank term note whereby principal payments have been deferred for the period from September 1999 through February 2000. The balance at September 30, 1999 of $1,875,000 will be due and payable in new monthly installments of $62,500 from March 2000 through August 2002. Interest will continue to accrue and be payable on a monthly basis. All other terms of the note remain the same.

4.       Inventory

         Inventory consisted of the following:

                                    September 30, 1999       September  30, 1998
                                    ------------------       -------------------
                                             $ 894,450                 $ 671,644
              Raw materials
                                             1,136,025                   445,236
              WIP
                                               800,730                 1,041,353
                                            ----------                ----------
              Finished goods
                                            $2,831,205                $2,003,592
                                            ==========                ==========
              Total

         The Company had a reserve for inventory obsolescence of $460,087 at September 30, 1999 compared to $154,641 at September 30, 1998.

5.       Comprehensive Income

         The Company's other comprehensive income consists only of foreign currency translation adjustments and is shown separately on the Company's Consolidated Balance Sheet. For the nine months ended September 30, 1999 and 1998, the total comprehensive (loss) including net (loss) and currency translation adjustments were $(102,222) and $(425,770), respectively. For the third quarter of 1999 and 1998, the comprehensive income (loss) was $185,146 and $(268,888), respectively.

6.       Earnings Per Share

         Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options. The following is a reconciliation of the basic and diluted earnings per share.

                                                    Three Months ended Sept. 30,           Nine Months ended Sept. 30,
                                                       1999               1998               1999             1998
                                                    ----------          ----------        -----------       ----------
Net Income (Loss)                                   $  122,348          $(268,888)        $ (123,828)        $(425,770)
                                                    ==========          ==========        ===========        ==========
Weighted average shares - basic                      2,156,557           2,121,283          2,156,557         2,088,991
                                                    ----------          ----------        -----------        ----------
Income (Loss) per share - basic                     $     0.05          $   (0.13)        $    (0.06)        $   (0.20)
                                                    == =======          ==========        ===========        ==========
Weighted average shares - basic                      2,156,557           2,121,283          2,156,557         2,088,991

Effect of dilution - stock options                      -                     -                -                 -
                                                    ----------          ----------        -----------        ----------
Weighted average shares - diluted                    2,156,557           2,121,283          2,156,557         2,088,991
                                                    ----------          ----------        -----------        ----------
Income (Loss) per share - diluted                   $     0.05          $   (0.13)        $    (0.06)        $   (0.20)
                                                    ==========          ==========        ===========        ==========

7.       Segment Information

         Optelecom has three reportable segments: the Communication Products Division (CPD), the Government Products Division (GPD) and the Paragon Division. These segments reflect management's internal reportable information analysis and approximates the Company's strategic business units' financial results reported before income taxes.

                                         Three Months Ended September 30, 1999 and 1998
                                                            (000's)
                                                         Income (Loss)        Gross Additions
                                        Revenues      Before Income Taxes      to Equipment
                                  ------------------  -------------------    -----------------
                                    1999       1998     1999       1998       1999     1998
                                  -------    -------   -------    -------    -------   -------
CPD - gross                       $ 1,955    $ 2,287
Intercompany                           (2)      --
                                  -------    -------   -------    -------    -------   -------
CPD - net                           1,953      2,287   $   179    $   214    $    69   $    92
GPD                                   147        377       (23)         0          0         0
Paragon                             1,064      1,516        43       (483)         0         0
                                  -------    -------   -------    -------    -------   -------
Total                             $ 3,164    $ 4,180   $   199    $  (269)   $    69   $    92
                                  =======    =======   =======    =======    =======   =======

                                                       Nine Months Ended September 30, 1999 and 1998
                                                                            (000's)
                                                                          Income (Loss)             Gross Additions
                                                 Revenues               Before Income Taxes            to Equipment
                                            --------------------       ----------------------       -------------------
                                              1999         1998         1999           1998          1999         1998
                                            -------       -------      -------        -------       ------       ------
        CPD - gross                         $ 5,744       $ 7,069
                                            -------       -------      -------        -------       ------       ------
        Intercompany                            (40)          -
                                            -------       -------
        CPD - net                             5,704         7,069        $ 159          $ 280        $ 340        $ 387
        GPD                                     713         1,127           12             57            0           40
        Paragon                               2,804         4,597        (363)          (808)            3           39
                                            -------       -------      -------        -------       ------       ------
        Total                                $9,221       $12,793      $ (192)        $ (471)        $ 343        $ 466
                                             ======       =======      =======        =======        =====        =====

8.       New Accounting Pronouncements

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

9.       Legal Proceedings

         See Part II - Other Information, Item 1 - Legal Proceedings, on page 14 for a discussion of the Company's litigation.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

         Revenues for the three months ended September 30, 1999 and 1998, respectively, were $3,163,430 and $4,180,177 which is a decrease of $1,016,747 or 24%. Sales were down in each business segment, with Paragon having the largest decrease of $452,000 or 30%. Paragon is still attempting to overcome the loss of orders from their main customer in 1998 but did ship a new product to a new customer during the third quarter of 1999

         The GPD group's revenues were off $230,000 or 61% which reflects the continued lack of orders for the Glint group. The Company has been notified that the contract the Glint group had with the Government will end at the end of 1999.

         Revenue in the CPD segment was down approximately $332,000 in the third quarter of 1999 compared to the same period in 1998. An incomplete sales force which translated into fewer bookings and shipments has also effected the third quarter of 1999.

GROSS PROFIT

         The gross profit for the Company was down $526,607 in 1999 compared with the same period of 1998 due primarily to the decrease in revenues. The gross profit percentage was 39% for the third quarter of 1999 versus a gross profit percentage of 42% for the same period in 1998. Paragon and CPD had gross profit margin percentages in 1999 slightly better than in 1998. However, lower gross profit margin in the GPD group, especially as a result of the lack of Glint gross profits, lowered the overall gross profit percentage for the Company.

ENGINEERING

         The decrease in costs of $231,273 to $235,274 in the third quarter of 1999 compared to 1998 reflects reduced costs in the GPD and CPD segments. Costs in the GPD division decreased $78,000 and is attributed to no spending on the high-speed optical components project. For CPD, the reduction of $110,000 is a result of the direct engineering efforts expended on the large customer order shipped at the beginning of October 1999, which required significant engineering effort.

SELLING AND MARKETING

         Costs in these categories dropped $403,594 compared to the third quarter of the prior year. Costs for the third quarter of 1999 were $268,271 and they were $672,265 for the same quarter in 1998. Costs in the CPD segment are down reflecting the lower staffed departments plus the elimination of trade show costs that had been incurred in the same quarter of 1998. Also, travel costs were reduced in the third quarter of 1999. Paragon's costs dropped $240,607 compared to 1998 as a result of the overall cost reductions implemented in the first quarter of 1999 as well as reduction in non-essential travel and entertainment costs, which were significant in the third quarter of 1998.

GENERAL AND ADMINISTRATIVE

         Costs for the third quarter of 1999 were $448,216 compared with $764,170 for the same quarter of 1998, a reduction of $315,954. This decrease reflects the Company's yearlong mission to reduce costs in all areas. Paragon reduced costs by approximately $90,000 as a result of fewer administrative personnel and their associated costs. CPD and GPD had lower costs as a result of the closing of excess office space and the overall cutting of costs in most accounts, including lower personnel costs.

OTHER EXPENSES

         Other expenses dropped to $97,639 for the third quarter of 1999 from $141,461 in the same period of 1998 primarily due to lower amortization of goodwill. This resulted from the end-of-year reclassification and write-off of a portion of the goodwill costs.

INCOME TAXES

         The Company recorded a provision for income taxes of $76,800 during the third quarter of 1999 compared with no provision or benefit for the third quarter of 1998. The effective tax rate during the third quarter of 1999 was 39%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

Revenue for the nine months ended September 30, 1999 was $9,220,783 and for the nine months ended September 30, 1998 as $12,793,313. This decrease of $3,572,530, or 28%, occurred in all business segments. GPD's decrease of $414,000 is attributed to the expected reduction and winding down of the government contract at the Glint division. The $1,365,000 decrease at CPD reflects lower shipments as a result of an incomplete sales staff. Paragon's sales decrease of $1,793,000 is a result of a change to new products and lack of orders from its largest customer from 1998.

GROSS PROFIT

         Gross profit was $3,548,119 and $5,218,210 for the nine months ended September 30, 1999 and 1998, respectively. Gross profit at GPD was down $304,000 and reflects the decrease in Glint revenues. There was a decrease of $864,000 at the CPD segment as a result of lower sales in 1999 and a change in product mix to lower margin products. Paragon's gross profit margin was lower by $488,000 and is due primarily to lower sales volume as well as a $50,000 increase in inventory reserves.

ENGINEERING

         Total Engineering costs for the nine months ended September 30, 1999 were lower by $483,315 compared to the same period in 1998 and were lower in each business segment. Costs expended on research efforts for higher speed optical components were lower by $220,000. There was also a decline in costs of prototype materials as well as a reduction in the cost of outside consultants. Paragon's engineering costs were only slightly lower and were a result of lower personnel costs.

SELLING AND MARKETING

         There was a decrease of $788,618 from $1,781,715 for the nine months ended September 30, 1998 to $993,097 for the same period in 1999. Fewer sales personnel at CPD and less travel and other expenses associated with trade shows accounted for the major part of the reductions in the CPD segment. Fewer people as well as a significant decrease in non-essential vehicle costs and travel and entertainment costs accounted for the decrease of $322,000 at paragon. An increase of $20,000 in reserves for Bad Debts slightly offset the decrease in other costs at Paragon.

GENERAL AND ADMINISTRATIVE

         A Company-wide program to reduce costs is responsible for the decrease of $593,368 to the total of $1,601,706 incurred for the nine months ended September 30, 1999. These reductions were offset by an increase in the amortization of intangibles acquired from Paragon as a result of the reclassification at December 31, 1998 of certain of the costs associated with the acquisition of Paragon.

OTHER EXPENSES

         Other expenses for the Nine Months ended September 30, 1999 and 1998 were $318,317 and $402,413, respectively. The decrease of $84,096 compared with 1998 is attributed to a reduction in amortization of the goodwill from the Paragon acquisition, a reduction in the interest paid offset by a write off of leasehold improvements from closed office space.

INCOME TAXES

         An income tax benefit of $67,780 was recorded during the first three quarters of 1999 compared with income tax benefit of $45,114 for the first three quarters of 1998. The effective tax rate during the first three quarters of 1999 was 35% as compared to 10% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had combined balances of cash and cash equivalents of $62,246 compared with $394,096 at December 31, 1998.

         Cash used in operating activities was approximately $441,000 in 1999 and is the result of several factors. Accounts Receivable increased $984,000 due primarily to large September revenues compared to the end of 1998. Inventory increased over $1 million in large part due to the costs associated with a large shipment made in the beginning of October 1999. Other Accrued Liabilities decreased also as costs accrued at December 1998 for items such as severance costs, were paid. The increases were offset by the adjustment for depreciation and amortization and the significant increase in Accounts payable. The increase in Accounts Payable is also mainly due to the costs associated with the large shipment made in the beginning of October 1999. The Company continues to invest in capital equipment to support its employee and facility growth and its research and development and manufacturing activities as evidenced by the net cash of $209,869 to purchase capital assets and the net borrowings on capital leases of $132,760.

         The Company has a working capital line-of-credit with a bank for an amount up to $1,700,000 with interest at the bank's prime rate plus one percent. The amount available on the line is based on a percentage of eligible receivables and inventory. During the year, the Company has increased its borrowing under this line-of-credit by $750,000.

         On September 12, 1999 the Company modified its existing bank term note whereby principal payments have been deferred for the period from September 1999 through February 2000. The balance at September 30, 1999 of $1,875,000 will be due and payable in new monthly installments of $62,500 from March 2000 through August 2002. Interest will continue to accrue and be payable on a monthly basis. All other terms of the note remain the same.

         The Company intends to fund future operations through operating cash flow, borrowings under the line-of-credit and other borrowing for capital expenditures as needed.

         Company backlog at the end of September 30, 1999 was $2,260,000.

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

          Based upon its inventory of systems and assessment efforts to date, the Company believes that certain of its computer equipment and software will require replacement or modification. The Company has and will continue to install software upgrades and hardware to its existing systems that are Year 2000 compliant. The Company believes that its planned modifications or replacements will be completed on a timely basis so as to avoid any disruptions or malfunctions due to any Year 2000 related problems.

          The Company has substantially completed its compliance review of virtually all of its products and has not learned of any products which it manufactures that will cease functioning or experience an interruption of operation as a result of the transition to the Year 2000.

          The Company is continuing its assessment of the Year 2000 readiness of suppliers to determine the extent to which the Company may be vulnerable if those parties fail to properly identify and fix their own Year 2000 issues. The Company intends to monitor the progress made by reviewing key suppliers web pages for discussions of their Year 2000 readiness.

          The costs of the plan are based on management's best estimates and are not expected to be material to the Company's financial condition. The Company's total cost of the Year 2000 plan, which will be funded through operating cash flow, line-of-credit borrowings and capital lease obligations are estimated to be approximately $200,000 of which $125,000 is anticipated to be spent on capital assets. These estimated costs include the internal costs, including training, and those of external resources to implement any new software needed to become Year 2000 compliant. The Company has spent approximately $175,000 through the end of the third quarter of 1999.

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

          The Company's plan requires that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. In many cases, the Company already has arrangements with suppliers of goods and services so that in the event a commitment is not met, a substitute is available to the Company. All computer hardware is Year 2000 compliant through the purchase of new equipment which has been installed by the end of the third quarter of 1999.


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

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         David Brown, formerly Chairman and Marketing Director of Paragon Audio Visual Ltd., lodged an Originating Application with the Employment Tribunal of the United Kingdom in Reading, England. Mr. Brown alleged that Paragon dismissed Mr. Brown unlawfully and in breach of his alleged employment contract rights. Mr. Brown's three sons, who also worked for Paragon, filed for the same reasons and all actions were combined into one. An agreement in principle has been reached whereby all matters before the Employment Tribunal have been settled to the satisfaction of Management.

         On November 10, 1999 the Company filed a complaint for injunctive relief and damages against the Browns alleging, among other actions, Breach of Contract, Breach of Duty and Interference with Contractual Relations. The Court issued a Temporary Restraining Order against the Browns forbidding them, from among other things, from competing against Optelecom or Paragon, soliciting business from any customer of Paragon and using any of Paragon's confidential technology.

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

                  None

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  None


         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Two items were submitted to a vote of security holders at the Company's Annual Meeting, which was held on October 13, 1999. The first was to elect Directors of the Company and the second was to consider and act upon a stockholder proposal to redeem rights issued pursuant to the Rights Agreement. (See the Company's Proxy Statement Filed on September 15, 1999). Security holders voted with management on each proposal.

                  No other matters were submitted during the third quarter of 1999 to a vote of security holders.

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

                                 OPTELECOM, INC.


Date:    11/15, 1999               /s/  EDMUND D. LUDWIG
       _______                     _________________________________________
                                   Edmund D. Ludwig, President and CEO


                                   /S/ THOMAS F. DRISCOLL
Date:    11/15, 1999              _____________________________________________
       _______                    Thomas F. Driscoll, Vice President of Finance
                                     and Administration