Form 10-K
period 1999-12-31
OPTELECOM INC
filed 2000-03-30
CIK 275858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 16, 2000, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $29,151,192 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 16, 2000, the registrant had outstanding 2,131,304 shares of Common Stock, $.03 Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

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

The fiber optic communication business has many parts but can be divided generally into two segments: the optical fiber/cable portion which supplies the media for transporting optical signals, and the transmission equipment portion which generates and receives optical signals. A few companies manufacture optical fiber, while many more manufacture optical fiber cables. Optelecom provides the equipment that interfaces electrical signals to optical signals at the transmitter end of a fiber optic communication link and provides complementary equipment that converts the optical signals to electrical form at the other end of the communications link. Optelecom sells its equipment to users of these communication systems or to system integrators that install the Company's equipment in large communication nets.

There are a large number of communication applications that require different communication rates, distances and signal formats. Optelecom and its Paragon subsidiary provide equipment specifically designed for transmission over both copper wire and optical fiber media of various combinations of voice, data and video for a range of applications. The Company also addresses U.S. Government defense related markets for specialized and proprietary applications of fiber optic and laser system technology which the Company believes makes it unique among traditional fiber optic communication equipment manufacturers. While government business can provide an offset to periodic cycles in the commercial sector, it is also subject to changing world conditions. Therefore, the Company attempts to balance revenues generated by both types of markets to avoid severe changes in its business posture. In January 2000, the Company's primary government contract terminated and the Company is unable to predict future defense business activity or the related impact on the Company's business.

The table below displays the Company's three-year revenue and pretax income
(loss) by segment.

                                        1999                        1998                          1997
                              ----------------------------------------------------------------------------------
                                              Pretax                       Pretax                       Pretax
                                              (Loss)                       Income                       Income
Operating Segments              Revenue       Income        Revenue        (Loss)         Revenue       (Loss)
Company                       $12,636,892    $(495,742)   $16,333,749    $(3,130,652)   $12,271,057   $1,367,219
 Totals
CPD                             8,468,936      173,846    $ 8,742,232    $  (237,357)   $ 9,734,088   $  574,789
GPD                               971,868       73,729    $ 1,549,730    $   107,423    $ 2,372,950   $  806,011
PARAGON AUDIO
VISUAL LIMITED                $ 3,196,088    $(743,317)   $ 6,041,787    $(3,000,718)   $   164,019   $  (13,581)

See Note 14 to the financial statements for segment information.

PRODUCTS AND MARKETS
--------------------

GPD consists of two operating groups: 1) The Electro/Optics Technology Group ("E/O") that provides technology development and engineering services to the U.S. Government and its prime contractors. It also investigates techniques for design and manufacture of specialized sensing coils for fiber optic gyros which is a unique field and has few competitors; and 2) the Laser Illuminator Technology Group ("L/I") that derives its revenues entirely from the U.S. Government and its agencies. During 1998, GPD started a research and development effort focused on high speed optical components for the commercial
market sector.    That effort was terminated in 1999, however, the intellectual property created in the form of patent applications filed during the research effort continues to be pursued.

In 1999 the E/O group's activities continued to concentrate on interferometric fiber optic gyros (IFOGs), which are rotation sensing instruments that are beginning to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise derived from prior activities to develop winding technology for IFOG coils and to manufacture these coils in production. In 1999 continued improvements were to increase production capacity.

All the revenues generated by the L/I Group are related to its contract with the U.S. Air Force GLINT program. GLINT is an acronym associated with the U.S. Air Force's C-130 Gunship laser illuminator system supported by Optelecom. Due to the nature of the application of this system, contractual revenues are dependent on government budgets, the worldwide political situation, and specific crew training schedules. In January 1996 the Company received a $6.5 million, four-year contract (one base year and three one-year options) to provide services for refurbishment of equipment for this system. At the end of 1999, the contract was completed and the facility that supported this contract was vacated and the personnel were reassigned within the organization.

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division addresses business opportunities in the worldwide commercial communication equipment marketplace, and specializes in optical fiber technology. Currently, the majority of its revenues are provided from several niche market areas including original equipment manufacturer (OEM) equipment for process control, communications systems for highway traffic monitoring, and advanced air traffic control video monitor displays.

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

CCTV & Broadcast Video (FM), Audio and Data Products

This category includes fiber optic video only, audio only, video and data, audio and data, and video, audio and data products, which use our traditional FM, PFM and PCM transmission techniques. Most of these products are included in our 9000 series product line, which began shipping in late 1998, with a full promotion being launched in March of 1999. Initial product offerings were an eight-channel video multiplexer, a four-channel video multiplexer with bi-directional data and/or audio and a new rack mount chassis and power supplies which provide dense packaging and operate over a wide temperature range. During 1999, additional modules were added which expanded the number of video channels and a four-channel audio multiplexer. The series also includes a Windows based Graphical User Interface System Management Software which allows the user to view the operating status of the whole fiber optic transmission network from a PC, greatly facilitating maintenance. Markets for these products include video surveillance, intelligent highways, robotics, process control, military, distance learning and simulation markets.

High Resolution RGB Video Transmission Products

RGB Video Transmission Products include those used to remote a high-resolution display, such as a monitor or projector, from the video source. Because of the high bandwidth and fidelity required to transmit these signals, fiber optics may be the only means to transmit them farther than a few hundred feet. While relatively low resolution VGA video, in the 600 x 400 pixel range, may be transmitted via copper using copper baluns (such as offered by Paragon) up to distances approaching 1000 feet. The bandwidth required to transmit ultra high resolution 2048 x 2048 pixel RGB video limits the transmission distance possible over copper to less than 100 feet. Optelecom is not aware of any other fiber optic RGB video transmission system that meets the performance requirements for the SONY 2Kx2K video monitor.

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

PARAGON AUDIO VISUAL, LTD.  (Paragon)

Paragon was organized in 1994 and designs and markets electronic products and systems for multi-media applications utilizing unshielded twisted-pair copper of "structured" cabling for in-house computer data networking applications. Such products include baluns (Balanced to Unbalanced) devices that match the different impedance of traditional coaxial and data networking cables. The use of active baluns with higher-grade cables and high performance integrated circuit devices facilitates the transmission of high-resolution video, voice and data signals without noticeable signal degradation. Paragon has been very active in supporting networking applications for market data information and business television services pertaining to financial markets.

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

Paragon is completely independent of any underlying trading room platform technology, utilized for the distribution of digital market data, and is able to operate independently of any distribution platform. In 1999, Optelecom began a design effort to improve existing Paragon products and to develop new equipment designs, which, if successful, will allow Optelecom to manufacture Paragon products with the objective of improving Paragon's gross margins.

SALES AND MARKETING
-------------------

GOVERNMENT PRODUCTS DIVISION

The E/O Group markets its services to both Government and commercial customers. However, for the past five years all of its business has been obtained from systems based on requirements of the Government, its prime contractors, and contractors of foreign Governments. Successfully marketing new technology initiatives directly to Government applications is difficult due to increased competition from larger companies with far greater resources. As a result of the utilization of IFOG sensing coil technology developed by Optelecom in 1993 and the Company's prior experience with the development of fiber coils for high speed payout, the Company identified the area of optical fiber gyro coil winding as providing opportunity for new business development. Gyro coils are a defense related Government program area that the Company sees receiving continued focus amid shrinking defense spending. Although the customer base is small, the demand is expected to increase over the next few years. Revenue from manufacturers of custom optical fiber gyro coils represented the majority of income for the group in 1999 and is expected to be a major source of income in 2000.

The marketing efforts undertaken in 1999 are expected to provide additional contracts in 2000 with technology development contracts in the IFOG manufacturing and other areas.

The sole customer for the L/I Group is the Warner-Robins Air Logistics Support Center of the U.S. Air Force. Optelecom had maintained a very close working relationship with the individual component item managers assigned at Warner-Robins and the operations group at Hurlburt Field, Florida. This relationship was discontinued at the end of 1999 with the completion of work under the supply contract.

COMMUNICATION PRODUCTS DIVISION

The Communication Products Division (CPD) sells its products domestically through direct sales and through select commercial integrators and resellers. Additionally, CPD has several OEM accounts in different market sectors. Foreign
sales are made through agents and OEM accounts.   During 1999, CPD added three
new direct sales personnel and two sales representative firms in territories within the United States, accomplishing enhanced domestic market coverage.

The sales process for new contracts generally requires a significant investment in time and money and takes several months. This process involves senior executives, sales and engineering personnel, and systems integrators. The collective sales group works together to properly specify and apply highly technical products in the intelligent transportation control and surveillance market segment.

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

Paragon currently offers technical consulting and various product solutions consisting of both its own and third party products, which matches the evolving requirements currently required within the financial marketplace. Paragon's offerings now range from complex integration of video delivery to the individual user desk through video distribution technologies to multiple users.

RESEARCH AND DEVELOPMENT

Financial Information Relating to Company
Sponsored Research and Development               1999          1998          1997
Expenditures on Company sponsored research
and development activities                     $731,000     $1,309,000     $874,000

There was a large decrease in spending on Research and Development in 1999 compared to 1998. While the Company continues to fund research for new products, in 1999 management decided to discontinue work on the high-speed optical component project that had been started in 1998.

The Company's major effort in the CPD engineering area continues to focus on compressed digital video development. Another significant engineering effort within CPD has been directed to the ongoing upgrade and improvement of our current product line with the introduction of the new 9000 Series at the end of 1998.

Paragon defines all product specifications but currently subcontracts actual product development and manufacturing. In late 1999, it began to utilize Optelecom's engineering and manufacturing capabilities to increase Paragon's competitive advantage in reducing manufacturing costs and improving product performance. This effort will be expanded in 2000 to incorporate advanced functionality into existing and new products.

MANUFACTURING PROCESSES

QUALITY ASSURANCE

Beginning in mid-1996, the Company initiated a corporate-wide effort to implement a Quality Assurance system fully compliant with the requirements of ISO-9001 (an internationally recognized quality system standard for companies that design and manufacture products). In June 1996, all operating divisions of the Company received certification to the standard. In July of 1999, the Company's certification was re-validated. Paragon outsources all of its manufacturing to specialized manufacturers and does not maintain manufacturing facilities. During 1999 Paragon received certification of the ISO-9002 standard, which fits Paragon's non-manufacturing status.

GOVERNMENT PRODUCTS DIVISION

E/O TECHNOLOGY GROUP

In 1991 the Company developed a winding machine to fabricate coils of optical fiber wound in very specific configurations for fiber gyro systems. Additional work in this area through 1996 was conducted to develop a winding machine concept directed toward automated techniques. During 1999 Optelecom invested in the manufacture of additional winding machinery to meet customer demands. Currently, four machines are employed in satisfying contract winding production requirements. The number of companies from which the group obtains raw materials and optical fiber to meet these requirements is limited; however, the Company does not anticipate any problems with adequate supplies.

LASER ILLUMINATOR TECHNOLOGY GROUP

In 1992 Optelecom established a specialized facility adjacent to its headquarters to support fabrication and repair operations for the GLINT laser illuminator system. The processes used to fabricate laser modules for this system are proprietary to Optelecom and depend on sophisticated understanding of specific semiconductor processing techniques. Proper use of the equipment and materials associated with these activities depends on highly skilled personnel whose technical knowledge is key to the successful fabrication of the final product. The number of companies from which the group obtains raw materials is limited, although the materials are considered general items of commerce. Consequently, the Company does not anticipate any problems with adequate supplies. At the end of 1999, the Company disbanded this facility since its primary contract terminated.

COMMUNICATION PRODUCTS DIVISION

The Company performs routine and specialized manufacturing, assembly, and product testing functions in its corporate headquarters. The Company uses equipment which automatically assembles components onto printed circuit boards at high speed, which lowers manufacturing costs and reduces the time-to-market for new product designs. The Company also maintains a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in the Company's business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. The number of companies from which the division can obtain optical emitters and detectors for use in its circuit assemblies is limited. Although Optelecom has negotiated long-term supply contracts with some of these vendors and does not anticipate significant supply problems, certain components are becoming more difficult to obtain as general demand for all electronic components has been increasing.

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

Larger defense prime contractors dominate the market in which the E/O Technology group competes. These companies have greater marketing, manufacturing, financial, research, and personnel resources than Optelecom. In addition, as Department of Defense contracting activity has declined, these companies have started to compete in markets which were primarily addressed by companies with resources similar to Optelecom's. As a result, the E/O Technology group is at a competitive disadvantage when competing against prime contractors. Optelecom feels that its IFOG coil winding technology is at least equal to the technology developed by much larger prime contractors and in this market, can compete equally. The L/I Group is a sole-source provider of the products it supplies to the U.S. Air Force. The services it provides are relevant only to its current contract with the U.S. Air Force that expired at the end of 1999.

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

BACKLOG

At the end of 1999 the backlog for each segment was as follows: Communications Products Division $811,000, Paragon Audio Visual $35,000 and Government Products Division $135,000.

EMPLOYEES

At December 31, 1999, the Company had a total of 68 full-time employees worldwide, including 19 in research, development and engineering, 16 in sales, marketing and service, 22 in manufacturing and 11 in general management, administration and finance. The number of employees by operating segment is as follows: Communication Products Division - 54; Paragon Audio Visual -12; Government Products Division - 2. The Company intends to hire additional personnel during the next 12 months in all areas except general management, administration and finance. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by any collective bargaining organization and its employee relations are good.

RISK FACTORS

The statements contained in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's business and strategies, product markets, sales, marketing, customer support and service, research and development, manufacturing, competition, backlog, employees, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs in Business regarding the Company's products and its strategy. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under "Risk Factors" in this Report on Form 10-K. The fact that some of the risk factors may be the same or similar to the Company's past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here are part of doing business in the industry in which the Company competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

FLUCTUATIONS IN FINANCIAL PERFORMANCE

The Company has experienced and may in the future continue to experience fluctuations in its quarterly and annual operating results. Factors that may cause the Company's operating results to vary include, among other things, customer purchasing patterns, changing technology, new product transitions, delays in new product introductions, shortages of system components, changes in the mix of products and services sold, the timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. The Company is limited in its ability to reduce expenses quickly in response to any revenue shortfalls, therefore the Company's business, financial condition and operating results would be adversely affected if increased revenues were not achieved. For example, the Communications Products Division had revenues of $8,468,936 for the twelve months ended December 31, 1999 compared to $8,742,232 for the same period in 1998, but an operating gain of $173,846 in 1999 compared to operating loss of $237,357 for the same period in 1998. The change in operating profits resulted in part because the Division lowered its product development expenses and reduced its selling and marketing costs as a result of fewer personnel in these departments. Total revenues increased to $16,333,749 for the twelve months ended December 31, 1998 compared to $12,271,057 for the same period in 1997. The increase was attributable in large part to the acquisition of Paragon Audio Visual Limited ("Paragon") in December, 1997; Paragon's revenues of $6,041,787 were included with those of the Company for the twelve months ended December 31, 1998 but not for the same period in 1997. The Company's results of operations were a net loss of $2,811,344 for the twelve months ended December 31,1998 compared to net income of $948,729 for the same period in 1997. The major factors contributing to the loss in 1998 included: acquisition expenses of Paragon of $2,200,000 (valuation write-down of $1.4 million, amortization expense of goodwill and intangibles in the amount of $465,000 and interest expense of $335,000), an increase of inventory and accounts receivables reserves of $543,000, employee termination related charges of $620,000 and a change in product mix as revenues shifted from Glint to Paragon. The Company has taken significant steps to reduce its expenses, but there can be no assurance that the Company will return to profitability in any future period.

DEPENDENCE ON MAJOR CUSTOMERS

Historically, a relatively small number of customers have accounted for a significant portion of the Company's revenues in any particular period. For the twelve months ended December 31, 1999 approximately 22% of the Company's revenues were accounted for by sales to the U.S. Government and two commercial customers. The Company anticipates that sales of its products to relatively few customers will diminish in magnitude over the next few years. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers select products from one of the Company's competitors for inclusion in future product generations, the Company's business, financial condition and operating results could be materially and adversely affected. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current significant customers could materially and adversely affect the Company's business, financial condition and operating results.

One contract with the U.S. Air Force accounted for 5% of the Company's revenues and contributed $240,000 in operating income. The contract with the U. S. Air Force expired on January 15, 2000, and the U.S. Air Force declined to extend the contract due to availability of new technology from other sources. By December 31, 1999, the Company had delivered all units to the U. S. Air Force and had completed all tasks associated with the contract.

RISK OF GOVERNMENT AUDIT

Government contracts are subject to audits, and contract payments in excess of allowable costs are subject to adjustment and repayment. Audits have been completed through 1996. Based on its interpretation of contracting regulations and past experience, the Company believes that cost disallowances, if any, on Government contracts will not be material, but there can be no assurance in that regard.

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

PARAGON OPERATIONS

Paragon Audio Visual Ltd. ("Paragon") was acquired in December 1997. The integration did not go smoothly and a great amount of time and resources were expended in 1998 and 1999 to fully integrate Paragon within Optelecom. Paragon suffered losses in 1999 and 1998 of $743,317 and $3,000,718 respectively. At the end of 1998, the Chairman of Paragon was terminated, and in March of 1999 the remaining Paragon Directors were also terminated. In the fourth quarter of 1999, Paragon recorded costs of $150,000 associated with settling legal actions with the former directors (see Legal Proceedings.) A new management team was put into place in the second quarter of 1999 and they made significant reductions in expenses including the closing of the New York City office, termination of employees, the elimination of most company vehicles and the elimination of non-essential travel and entertainment costs. Paragon expects to return to profitability in 2000 by increasing its revenue while maintaining its current cost structure. However, there can be no assurance that profitability will, in fact, be achieved.

With the acquisition of Paragon, the Company expects to expand its presence in international markets and may in the future derive an even more significant portion of its revenues from these markets. The Company's current and future international business activities are subject to a variety of potential risks, including political, regulatory and trade and economic policy risks. The Company will also be subject to the risk attendant to translations in foreign currencies. These factors could have a material adverse effect on the Company.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company believes that its existing capital resources and future operating cash flows will generate the funds needed for its long-term cash requirements. If the Company's growth rate should exceed expectations, or if the Company should fail to generate the anticipated operating cash flows, the Company would be required to seek additional funding. In those circumstances, the Company would consider public or private debt or equity financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If issuing equity securities raises additional funds, further dilution to existing stockholders may result. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate its product research and development and overhead costs.

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

YEAR 2000 POTENTIAL ISSUES

Optelecom engaged in a comprehensive program to upgrade its information, technology, manufacturing and financial software to properly recognize the Year 2000. Based on this program, the Company purchased and installed hardware and software upgrades to its existing systems that are Year 2000 compliant including new telephone hardware, new computer hardware as well as upgraded manufacturing and financial software. Also, Optelecom analyzed all of its product offerings for any Year 2000 issues. None were discovered. In addition, product development was reviewed and modifications, if needed, were made to make all future products Year 2000 compliant.

Optelecom also demanded and received assurance from all of its vendors and suppliers that any products purchased by Optelecom were Year 2000 compliant. This included raw materials as well as services. All products and services were tested and determined to be Year 2000 compliant.

During 1999, Optelecom spent approximately $200,000 on hardware, software and labor costs to bring all of its systems and products in Year 2000 compliance. Also included in these costs were training and external resources needed to implement any new software purchased.

Optelecom determined that there was no material adverse effect of the Year 2000 transition on any of its operations, including Paragon. The Company believes that, while it continues to monitor and review its purchases, products and systems, there are no material risks or exposures to its operations in connection with the Year 2000 issue.

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

ABSENCE OF DIVIDENDS; DILUTION

The Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. Dilution will occur upon the exercise of outstanding stock options of the Company and may occur upon future equity financing of the Company that could be required to fund operations.

CONTRACT RENEGOTIATION AND TERMINATION

None of the Company's current contracts are subject to price re-negotiation. However, the Company's contracts with the U.S. Government are always subject to termination, which is a standard clause in any contract with the Government. The Company's primary government contract terminated in January 2000.

Item 2.  PROPERTIES

The Company began the year with three separate facilities in Gaithersburg, Maryland. During 1999, two of these facilities were closed: one in June and one in December. The assets and personnel were moved to the main facility at 9300 Gaither Road, Gaithersburg, Maryland, located near Washington, DC. This facility has 21,000 square feet of space and a monthly rent of $18,120. The lease expires on August 31, 2002. The facility is in good repair and is adequate for Optelecom's current requirements. Paragon rents facilities in Beedon and London, England, and they consist of approximately 3,300 square feet of office space. In the fourth quarter of 1999, Paragon sublet one-third of its Beedon space. Current monthly rent is approximately $3,500. These leases expire in March 2001, are all in good repair, and are adequate for current requirements.

Item 3.  LEGAL PROCEEDINGS

David Brown, formerly Chairman and Managing Director of Paragon Audio Visual Ltd., lodged an Originating Application in March 1999 with the Employment Tribunal of the United Kingdom in Reading, England. Mr. Brown alleged that Paragon dismissed Mr. Brown unlawfully and in breach of his alleged employment contract rights. Mr. Brown's three sons, who also worked for Paragon, filed for the same reasons and all actions were combined into one. In the fourth quarter of 1999, an agreement was reached whereby all matters before the Employment Tribunal were settled.

On November 10, 1999 Optelecom filed a complaint for injunctive relief and damages against the Browns alleging, among other actions, Breach of Contract, Breach of Duty and Interference with Contractual Relations. The court issued a Temporary Restraining Order against the Browns forbidding them, among other things, from competing against Optelecom or Paragon, soliciting business from any customer of Paragon and using any of Paragon's confidential technology. An agreement in principal to settle these charges was reached on November 22, 1999 whereby the Browns agreed to cease trading using the name Paragon or any
confusingly similar names, logos or descriptions of business operations.   Also,
the Browns returned the 162,672 shares of Optelecom common stock issued to them as part of the purchase of Paragon by Optelecom in December of 1997. A definitive settlement of all of these charges was finalized in January 2000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two items were submitted to a vote of security holders at the Company's Annual Meeting held October 13, 1999. (Reference is made to the Company's Proxy Statement filed September 15, 1999). A total of 1,931,153 shares were voted as follows:

Item One     Election of Directors

          Director One   For    1,563,200   Authority withheld   367,953
          Director Two   For    1,853,895   Authority withheld    77,258

Item Two          Stockholder Proposal
          For      380,811          Against   750,838   Abstain   34,424

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $0.03 par value (Common Stock) is traded in the over-the-counter market. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the two years ended December 31, 1999 and 1998, respectively. Such quotations do not necessarily reflect actual transactions.

                                                         Bid Price
                                              -----------------------------
Quarter Ended                                  High                   Low
-------------                                 ------                -------
December 31, 1999                              6 1/2        -        1 5/8
September 30, 1999                             3 1/16       -        1 3/4
June 30, 1999                                  3 1/2        -        2 1/4
March 31, 1999                                 3 3/4        -        2 5/16

December 31, 1998                              5 13/16      -        2 3/8
September 30, 1998                            10 7/16       -        6
June 30, 1998                                 11 1/2        -        6 1/8
March 31, 1998                                10 1/8        -        6 1/2


There are approximately 663 record-holders of the Common Stock as of March 16, 2000.

The Company has not declared any cash dividends to date and does not expect to do so in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company's most recent five fiscal years.

                                                                        Year Ended December 31,
                                                    1999           1998          1997          1996         1995
                                                -------------------------------------------------------------------
Net Revenue                                     $12,636,692    $16,333,749    $12,271,057   $8,910,263   $6,430,136
Net (Loss) Income                               $  (211,359)   $(2,811,344)   $   948,729   $  722,081   $ (208,384)
Basic (Loss) Earnings per Common Share          $     (0.10)   $     (1.34)   $      0.51   $     0.41   $    (0.12)
Diluted (Loss) Earnings per Share               $     (0.10)   $     (1.34)   $      0.48   $     0.39   $    (0.12)
Total Assets                                    $ 8,615,614    $ 8,631,948    $12,209,741   $4,466,463   $3,674,004
Long-Term Obligations                           $ 1,380,575    $ 1,726,672    $ 2,291,668   $   11,607   $   46,426
Stockholders' Equity                            $ 2,896,620    $ 3,290,632    $ 5,799,819   $3,041,631   $2,188,777
Cash Dividends Declared per Common Share        $       .00    $       .00    $       .00   $      .00   $      .00

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's key components of its financial condition are made up of accounts receivable, inventory, fixed assets, accounts payable and debt. From 1998 to 1999, there was a decrease in the Company's Net Worth to $2,896,620 from $3,290,632 in 1998 and $5,799,819 in 1997. Optelecom's current ratio has also decreased to 1.18 in 1999 compared to 1.34 in 1998 and 1.62 in 1997. This decrease is attributed to the increase in debt and accounts payable and a decrease in cash offset by an increase in accounts receivable.

Accounts receivable increased this year to $2,228,726 from $1,426,306 at December 31, 1998. This increase resulted from the long-term nature of the receivable on the large shipment made to Korea in October 1999. All funds for this shipment have subsequently been collected. The Allowance for Doubtful accounts decreased as a result of some receivables being written off by Optelecom and its Paragon unit. Also, because of the Company's aggressive accounts collection program and careful screening process for any new accounts, the Company has been able to significantly reduce problem accounts and the need for additional expenses in the allowance. This aggressive approach will continue and all accounts receivable will be reviewed on an ongoing basis.

The make-up of the inventory accounts changed slightly in 1999 with the Company's decision to reduce its reliance on keeping items in Work in Process and make products for stock. The following chart shows the composition of inventory for the past three years, with Paragon inventory included in finished goods:

Inventory Composition                                          1999                1998               1997
Production Materials (net of allowance)                     $  416,199         $  407,022         $  499,084
Work In Process                                                280,680            381,659            455,648
Finished Goods                                               1,197,276          1,058,432            798,141
                                                            ----------         ----------         ----------
TOTAL                                                       $1,894,155         $1,847,113         $1,752,873

The increase in Finished Goods reflects growth in CPD inventory and the addition
of the Paragon inventory.   Although the Company's objective is to reduce
inventory levels as much as possible, the value of finished goods inventory increased in 1999 to provide products available from stock. This action was taken to meet competitive pressures, as customers are demanding shorter product delivery times. Production Material Inventory remained at a similar level to 1998. However, this category's composition has changed to stock more items for products ordered routinely to continue to meet customers' demand for product delivery time. The Company believes that its reserve for inventory obsolescence is adequate to properly value any excess quantities of this inventory.

In 1999, fixed asset additions, including capital leases, were $455,721 compared to $505,616 in 1998 and $701,529 in 1997, excluding the Paragon acquisition.

RESULTS OF OPERATIONS

1999 versus 1998
----------------

Revenue on a consolidated basis was lower by $3.7 million or 23% in 1999 compared to 1998 and is primarily attributed to the lower sales of the Company's Paragon unit, where sales fell $2.85 million. This decline in revenues is a result of a lack of significant sales from their major customer from 1998 due to the customers changing equipment needs as well as a resistance from potential customers to placing orders in the fourth quarter prior to the Year 2000. Also, revenue from the Glint contract was curtailed during the year in anticipation of contract completion at December 31, 1999. Optelecom's net loss of $211,359 or $(0.10) per share was 93% lower than the $2.8 million or $(1.34) per share loss recorded in 1998. The lower loss reflects the attention management paid to cost containment especially at Paragon where non-essential expenses established in conjunction with the original purchase were eliminated. 1998's loss included a $1.46 million write off of intangibles related to employment commitments by the former Paragon shareholders. Additionally, the company had lower selling and marketing costs as a result of personnel changes made during the year. The Company had a full complement of sales personnel at December 31, 1999, and believes it is structured properly for revenue growth in 2000.

Outside funding was not obtained for the high-speed optical components project and management discontinued work on this project in the second quarter of 1999 with fewer funds being spent on the project in 1999. The Company continues to expend funds on research and development of other new products.

General and administrative costs were also reduced significantly in 1999, further evidence that the Company's cost containment program was successful. It is expected that the current level of expenditures in these categories will continue into 2000 to properly support the Company's efforts.

These cost reduction activities were offset by the approximately $150,000 spent on legal expense and related costs associated with the settlement of a lawsuit with former principals of its Paragon subsidiary (see Legal Proceedings.) Also, in connection with the closing and consolidation of its facilities during 1999, the Company recorded approximately $150,000 in charges against earnings. Optelecom believes it now has facilities appropriate for its current level of operations.

The Glint contract ended January 15, 2000, but the Company had performed all of its requirements under the contract by December 31, 1999. Revenues and profits from this contract were materially lower in 1999 than in 1998.

Optelecom had an income tax benefit as a result of the losses from 1998 and 1999 being carried back to profits from prior years.

1998 versus 1997
----------------

Consolidated sales in 1998 were $16.3 million, which represents an increase over 1997 sales of $4.06 million or 33%. The increase in sales in 1998 is directly related to Optelecom's acquisition of Paragon whose sales contributed $6.04 million in 1998. Although the company achieved record revenues in 1998, the operating results were significantly lower than expectations. The Company recorded a net loss of $2.81 million or $(1.34) per share in 1998 compared to a profit of $949,000 or $0.48 per share in 1997. These losses were attributed to various factors with the most significant factor the costs incurred related to the acquisition of Paragon. Paragon had a loss of $3,000,718 during 1998.

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

COMMUNICATION PRODUCTS DIVISION

                                        1999         %        1998         %         1997         %
Net sales                            $8,468,936    100.0   $8,742,232    100.0    $9,734,087    100.0
Gross profit                          3,179,437     37.5    4,039,724     46.2     4,387,639     45.1
Total operating expense               3,005,591     35.5    4,277,081     48.9     3,812,850     39.2
Operating (loss) income                 173,846      2.0     (237,357)    (2.7)      574,789      5.9

1999 sales for the CPD group were down 3% from 1998 to $8.5 million from $8.7 million. Included in the sales for 1999 was a $1.2 million shipment to Korea during the fourth quarter. Sales volume was down also as a result of competitive pressures. The gross profit for 1999, $3.2 million or 37.5% of sales is down materially from the $4.0 million or 46.2% in 1998 and is also a result of competitive pressures as well as a lower than average gross margin on the Korean order. Margins on products are expected to be more in line with historical figures such as 1998.

Operating expenses were $3.0 million in 1999, a reduction of over $1.2 million from 1998 reflecting management's cost containment efforts. Selling and marketing costs were down from 1998 due to fewer sales personnel for most of the year and due to more focused marketing efforts. Engineering costs were down as work on the high speed optical components project was discontinued and research and development efforts were focused on digital video products as well as enhancements and improvements to Paragon's line of products.

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

Sales in the CPD segment for 1998 were down almost $1 million compared to 1997. The decline in sales was partly due to a delay in the introduction of the 9000 product series. Additionally, significant changes in the sales organization during 1998 had a negative impact on sales expectations. Two large contracts in 1997 resulted in a significant growth from the previous year. However, these contracts did not repeat in 1998. Gross profits declined by $348,000 due to the reduction in sales levels from 1997. The gross profit margin was 46% in 1998 compared with 45% in 1997. Operating expenses increased by $464,000 or 12.0% primarily due to increases in engineering and general and administrative costs. Engineering increased by $235,000 to reflect additional resources added to the engineering group. General and administrative costs increased as a result of termination charges related to employee terminations.

GOVERNMENT PRODUCTS DIVISION

                                     1999        %        1998         %        1997         %
Net sales                          $971,867    100.0   $1,549,731    100.0   $2,372,950    100.0
Gross profit                        437,415     45.0      875,628     56.5    1,371,284     57.8
Total operating expense             363,686     37.4      768,205     49.6      565,273     23.8
Operating income                     73,729      7.6      107,473      6.9      806,011     34.0

The 37% decline in revenues to $971,867 in 1999 from $1.55 million in 1998 is primarily attributed to an approximately $400,000 drop in revenue from the Glint contract. The Company completed all of its requirements under the contract by December 31, 1999 and the lower revenue reflects the winding down of the contract through the year. The E/O group had a decline of $175,000 in its revenue, a result of lower revenues to government sub-contractors. The gross profit margin decline is a reflection of the lower Glint revenue. The gross profit margin % decline to 45% from 56.5% is indicative of the effect fixed costs had compared to the revenue levels. E/O had additional costs as the result of a facility move during the year. E/O remains the revenue base of this group and has retained capacity and efficiencies despite the move.

Sales decreased by $823,000 in 1998 compared with 1997. The decline in sales was related to lower revenue on the GLINT contract ($585,000) and a reduction in sales in the Electro/Optics group related to DARPA and Honeywell Systems ($239,000). The decline in revenue is expected to continue in 1999 as the GLINT contract requirements are completed. Gross profit declined by $495,000 in 1998 due to the decline in sales. The gross profit margin remained unchanged at 56% in 1998 and in 1997. Operating expenses increased by $203,000 as a result of a $426,000 investment in new research and development efforts and was offset by declines in allocated administrative charges.

PARAGON AUDIO VISUAL LIMITED

Paragon was acquired in December 1997. Accordingly, 1998 was the first year of its operations within Optelecom. The components of Paragon's losses for 1999 and 1998 are summarized as follows:

                                                                                 1999                   1998
                                                                           ---------------        ---------------
Revenues                                                                     $ 3,196,087            $ 6,041,784
Gross margins                                                                    671,666              1,545,596
Operating expenses                                                               955,124              2,560,776
Operating (loss)                                                                (283,458)            (1,015,180)

Other Paragon related expenses
     Amortization of other intangibles                                           350,974                427,678
     Amortization of goodwill                                                     28,765                 38,222
     Acquisition interest                                                        183,126                233,207
     License fee                                                                 175,000                175,000
     Write down of intangible assets related to employment
      commitments                                                                      -              1,462,500

     Interest expense of working capital loan                                     76,994                 61,206
                                                                           --------------------------------------
(Loss) before taxes                                                          $(1,098,317)           $(3,412,993)

Paragon's 1999 revenue of $3.2 million was 47% lower than the revenue recorded in 1998 of $6.0 million, and can be traced to two factors: first, the effect the termination of all of the prior Directors of Paragon and the resulting legal issues causing its customers to buy from competitors; and second, England and Europe encountered tremendous reluctance from customers, particularly in the finance and banking sectors, to purchase new equipment due to the Year 2000 issue. This is reflected in the revenue level in the fourth quarter of 1999 of approximately $400,000. This concern may continue into 2000 but Paragon expects their customers to have completed their analysis of the effects of the Year 2000 issue early in the first quarter, and for the level of orders to begin to increase at that time.

The gross margin % decreased slightly to 21% from 25.6% in 1998 and is due to increased costs of the new products introduced in 1999. Paragon expects to see margins increase as the new products are placed into production and as Optelecom's CPD unit engineers and manufactures more of these products.

The operating expenses were significantly lowered in 1999 to $955,124 from $2.56 million in 1998. Salary costs are down as a result of the termination of the prior Directors of Paragon, the elimination of the New York City office, and other reductions in staff, properly sizing Paragon for its revenue levels.
Also, they eliminated most of the company cars and other non-essential expenses incurred from the acquisition. Paragon also reduced travel cost to the US and Asia and eliminated all non-essential entertainment costs. Paragon has taken steps to keep these and other administrative costs in line with revenues, and they expect to return to profitability during 2000.

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


OTHER OPERATING EXPENSES

Corporate

Income tax (benefit) expense was $(284,383) in 1999, $(319,308) in 1998 and
$418,490 in 1997.   The effective tax rate was (57.4)% in 1999, (10.2)% in 1998 and 30.6% in 1997. The 1999 effective tax rate was as a result of the net operating loss and stock transactions during the year. The effective tax rate in 1997 is positively influenced by increased overseas sales, since certain tax advantages can be realized through our Foreign Sales Corporation (FSC).

Interest expense was $309,885 in 1999 compared to $334,749 for 1998 and $19,653 in 1997. Interest expense for 1999 decreased as a result of principal payments on the outstanding debt offset by the increased level of borrowing on the line-of-credit and higher interest rates during the year. In 1999 the average borrowing under the line of credit was $1,200,000 compared to an average of $950,000 for 1998. The interest rate averaged 8.90% in 1999 and 8.77% in 1998.

Impact of Inflation

Inflation has not had any significant effect on the operations of the Company during 1999, and we do not expect it to have any significant effect during 1999.

LIQUIDITY AND CAPITAL RESOURCES

In 1999, Optelecom financed its operations through cash generated from financing activities, primarily borrowings on its bank line-of-credit. The Company borrowed $1,200,000 on its line-of-credit during 1999 to bring the balance to $1,700,000, the maximum borrowing available under its line-of-credit agreement. The balance at December 31, 1998 was $650,000. Cash used in operating activities in 1999 was $700,094 compared to cash provided by operating activities of $519,160 in 1998. 1999 showed an increase in accounts receivable of $802,420 reflecting the large receivable from the Korean shipment outstanding at December 31, 1999, compared to a net decrease, or collections, in 1998 of $1,676,598. Non-cash items such as depreciation and amortization, remained basically constant at $845,394 compared to $872,165 in 1998. Cash used in investing in 1999 was $249,117 compared to $502,644 in 1998 and reflects a decrease in capital expenditures to $312,117 in 1999 from $505,616 in 1998. One area where 1999 was materially lower than in 1998 was in cash from proceeds from the exercise of stock options. In 1999, there were no stock options exercised while in 1998 the Company received $296,124 from the exercising of stock options.

The Company has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $1,700,000 under its existing bank line-of-credit as of December 31, 1999. During 1999, the Company experienced negative cash flows from operations and at December 31, 1999, the Company had borrowed the maximum amount available under its revolving line-of-credit agreement. In September 1999, the Company obtained a six-month deferral on principal payments due under a promissory note agreement in return for continued interest payments and increased principal payments over the remaining term of the note. As described in Note 8, the Company was not in compliance with certain provision of its line-of credit agreement for which the bank has provided a waiver. These conditions resulted primarily from a high operating cost structure, particularly at the Paragon subsidiary, expenses incurred in resolving ongoing litigation associated with the Paragon acquisition, a decline in revenue at the Paragon subsidiary related to a reluctance by European customers to make new equipment purchases due to Year 2000 issues, and extended payment terms provided to certain customers making major purchases.

During 1999, the Company implemented significant cost cutting measures and it settled its Paragon litigation (see Notes 3 and 11). Subsequent to December 31, 1999, cash was collected from the customers who made the major purchases, the Company received approximately $600,000 from the exercise of stock options, the Company paid approximately $400,000 under the line-of-credit agreement, and the Company commenced making principal payments under the promissory note agreement. As of March 7, 2000, the Company had no availability under its existing line-of-credit and the Company currently expects that its bank will extend the line-of-credit agreement through May 2001. The Company is continuing its cost containment measures and management currently believes that the Company will have sufficient liquidity from its operations and line-of credit agreement to meet its current obligations. Should the bank not extend the line of credit agreement or if the Company continues to experience negative cash flows from operations, the Company may be required to seek new sources of financing to meet its current obligations. Continued negative cash flows or the inability to obtain alternative financing could have a material adverse affect on the Company's operations.

This bank line-of-credit expires May 31, 2000; however, management expects to renew the line-of-credit under substantially similar terms through May 31, 2001. Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt to worth ratio. The Company was in violation of its current ratio as well as its cash flow covenants at December 31, 1999. The bank, however, has provided a waiver of such covenants at December 31, 1999.

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

CONTINGENCIES

None

YEAR 2000

Optelecom engaged in a comprehensive program to upgrade its information, technology, manufacturing and financial software to properly recognize the Year 2000. Based on this program, the Company purchased and installed hardware and software upgrades to its existing systems that are Year 2000 compliant including new telephone hardware, new computer hardware as well as upgraded manufacturing and financial software. Also, Optelecom analyzed all of its product offerings for any Year 2000 issues. None were discovered. In addition, product development was reviewed and modifications, if needed, were made to make all future products Year 2000 compliant.

Optelecom also demanded and received assurance from all of its vendors and suppliers that any products purchased by Optelecom were Year 2000 compliant. This included raw materials as well as services. All products and services were tested and determined to be Year 2000 compliant.

During 1999, Optelecom spent approximately $200,000 on hardware, software and labor costs to bring all of its systems and products in Year 2000 compliance. Also included in these costs was training and external resources needed to implement any new software purchased.

Optelecom determined that there was no material adverse effect of the Year 2000 transition on any of its operations, including Paragon. The Company has not experienced significant Year 2000 issues subsequent to 1999's fiscal year end. The Company believes that, while it continues to monitor and review its purchases, products and systems, there are no material risks or exposures to its operations in connection with the Year 2000 issue.

NEW ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137). The new standard will become effective for the Company on January 1, 2001. The Company does not currently use derivatives, and has not determined the impact, if any of these Standards on its financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the twelve months ended December 31, 1999. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

Optelecom currently has a bank line-of-credit and various term notes payable with aggregate maximum borrowings totaling approximately $3.7 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to another 100 basis points to the current prime rate, for example, would have increased our consolidated interest by approximately $30,000 for the twelve months ended December 31, 1999. Optelecom has not entered into any hedging arrangements with respect to the interest obligations under these lines of credit.

CERTAIN RISKS OF FOREIGN OPERATIONS

In December 1997, Optelecom purchased Paragon which operates primarily in countries outside the United States and is subject to certain risks such as currency exchange rates. There can be no assurances that these factors will not have an adverse impact on our future international sales or operating results. We do not currently enter into foreign currency hedging transactions and therefore may be exposed to possible losses on international transactions.

             Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                OPTELECOM, INC.

     Consolidated Financial Statements as of December 31, 1999 and 1998,
        and the Three Years in the period ended December 31, 1999, and
                         Independent Auditors' Report

OPTELECOM, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page

INDEPENDENT AUDITORS' REPORT.............................................   26

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS IN THE PERIOD
   ENDED DECEMBER 31, 1999, 1998 and 1997:

   Consolidated Balance Sheets...........................................   27

   Consolidated Statements of Operations.................................   28

   Consolidated Statements of Comprehensive (Loss) Income................   29

   Consolidated Statements of Stockholders' Equity.......................   30

   Consolidated Statements of Cash Flows.................................   31

   Notes to Consolidated Financial Statements............................   32

   Schedule of Valuation and Qualifying Accounts.........................   49

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
 Stockholders of Optelecom, Inc.:

We have audited the accompanying consolidated balance sheets of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/Deloitte & Touche LLP
------------------------

McLean, VA
March 7, 2000
(March 28, 2000 as to Note 2)

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------------------------------------------
                                               ASSETS                                          1999          1998
CURRENT ASSETS:
  Cash and cash equivalents                                                                $    51,314    $  394,096
  Restricted cash (Note 11)                                                                          -       328,700
  Accounts and contracts receivable, net (Note 4)                                            2,228,726     1,426,306
  Inventories, net (Note 5)                                                                  1,894,155     1,847,113
  Prepaid expenses and other assets                                                            486,302       344,448
  Deferred tax asset                                                                           303,363       307,960
                                                                                           -----------    ----------
     Total current assets                                                                    4,963,860     4,648,623

Other intangible assets, net (Notes 3 and 6)                                                 2,000,589     2,351,563
Goodwill, net (Note 3)                                                                         209,728       238,493
Property and equipment, net (Note 7)                                                         1,206,635     1,361,095
Deferred tax asset                                                                             116,410        32,174
Other assets                                                                                   118,392             -
                                                                                           -----------    ----------
TOTAL  ASSETS                                                                              $ 8,615,614    $8,631,948
                                                                                           ===========    ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line-of-credit payable (Note 8)                                                     $ 1,700,000    $  650,000
  Accounts payable                                                                           1,280,248       765,971
  Accrued payroll                                                                              180,934       204,888
  Income taxes payable (Notes 9 and 14)                                                              -       328,700
  Other current liabilities                                                                    390,249       892,848
  Current portion of leases payable (Note 12)                                                   46,330             -
  Current portion of notes payable (Note 10)                                                   625,000       624,996
                                                                                           -----------    ----------
     Total current liabilities                                                               4,222,761     3,467,403
                                                                                           -----------    ----------
LONG-TERM LIABILITIES:
  Notes payable (Note 10)                                                                    1,310,004     1,726,672
  Leases payable (Note 12)                                                                      70,571             -
  Deferred rent liability                                                                      115,658       147,241
                                                                                           -----------    ----------
      Total liabilities                                                                      5,718,994     5,341,316
                                                                                           -----------    ----------

Commitments and contingencies (Note 11)                                                              -             -

STOCKHOLDERS' EQUITY (Note 12):
  Common stock, $.03 par value - shares authorized, 15,000,000; issued
       And outstanding, 1,993,885 and 2,156,557 shares as of 1999 and
       1998 respectively                                                                        59,817        64,697
  Discount on common stock                                                                     (11,161)      (11,161)
  Additional paid-in capital                                                                 4,105,029     4,105,029
  Additional paid-in capital - Stock options                                                    97,515             -
  Less: Deferred compensation expense                                                          (38,031)            -
  Foreign currency translation adjustment                                                        7,904         6,033
  Treasury stock, 162,672 shares, at cost                                                   (1,265,047)            -
  Accumulated (deficit)                                                                        (59,406)     (873,966)
                                                                                           -----------    ----------
   Total stockholders' equity                                                                2,896,620     3,290,632
                                                                                           -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                                $ 8,615,614    $8,631,948
                                                                                           ===========    ==========

See notes to consolidated financial statements.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,

------------------------------------------------------------------------------------------------------------------------------
                                                                      1999                     1998                   1997
Revenues                                                            $12,636,892              $16,333,749           $12,271,057
Cost of goods sold                                                    8,375,982                9,967,408             6,462,447
                                                                    -----------              -----------           -----------
Gross profit                                                          4,260,910                6,366,341             5,808,610

Operating expenses:
   Engineering                                                        1,014,515                1,773,904             1,031,724
   Selling and marketing                                              1,465,389                2,367,408             1,548,005
   General and administrative                                         1,966,863                3,558,432             1,842,009
                                                                    -----------              -----------           -----------
      Total operating expenses                                        4,446,767                7,699,744             4,421,738

Operating (loss) income                                                (185,857)              (1,333,403)            1,386,872

Other expenses:
   Interest expense                                                     309,885                  334,749                19,653
   Write-down of intangible assets (Note 16)                              -                    1,462,500                 -
                                                                    -----------              -----------           -----------
      Total other expenses                                              309,885                1,797,249                19,653

(Loss) income before (benefit) provision for income
 taxes                                                                 (495,742)              (3,130,652)            1,367,219


(Benefit) provision for income taxes                                   (284,383)                (319,308)              418,490
                                                                    -----------              -----------           -----------

Net (loss) income                                                      (211,359)              (2,811,344)              948,729
                                                                    ===========              ===========           ===========

Basic (loss) earnings per share                                     $     (0.10)             $     (1.34)          $      0.51
                                                                    ===========              ===========           ===========

Diluted (loss) earnings per share                                   $     (0.10)             $     (1.34)          $      0.48
                                                                    ===========              ===========           ===========

Weighted Average Shares Outstanding                                   2,150,318                2,098,819             1,845,399
                                                                    ===========              ===========           ===========


See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                                                 1999                 1998                1997
Net (Loss) Income                                             $(211,359)          $(2,811,344)          $948,729
Foreign Currency Translation Adjustments                          1,871                 6,033                  -
                                                              ---------           -----------           --------
Comprehensive (Loss) Income                                   $(209,488)          $(2,805,311)          $948,729
                                                              =========           ===========           ========

See notes to consolidated financial statements.

TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additional Capital
                                                                    -----------------------------------
                                             Number      Common     Discount       Paid-in     Paid-in    Deferred      Retained
                                               Of        Stock      On Common      Capital     Capital-   Compens-     Earnings/
                                             Shares                   Stock                     Stock       Ation    Accumulated
                                                                                               Options     Expense    (Deficit)

BALANCE, January 1, 1997                   1,207,574     36,227       (11,161)    2,027,916           -          -        988,649

Common stock issued from exercise of          49,511      1,485             -       124,608           -          -              -
 options and for services provided

Tax effect of options exercised                    -          -             -        67,352           -          -              -

Three-for-two stock split (see Note 11)      603,800     18,114             -       (18,114)          -          -              -

Issuance of Common stock for acquisition     171,252      5,138             -     1,610,876           -          -              -
of Paragon, net of issuance $8,986 cost

Net Income                                         -          -             -             -           -          -        948,729
                                           ---------    -------      --------    ----------     -------   --------    -----------
BALANCE, DECEMBER 31, 1997                 2,032,137     60,964       (11,161)    3,812,638           -          -      1,937,378

Common stock issued from exercise of         124,420      3,733             -       292,391           -          -              -
 Options

 Foreign currency translation adjustment           -          -             -             -           -          -              -

 Net Loss                                          -          -             -             -           -          -     (2,811,344)
                                           ---------    -------      --------    ----------     -------   --------    -----------
BALANCE, DECEMBER 31, 1998                 2,156,557    $64,697      $(11,161)   $4,105,029           -          -       (873,966)

 Foreign currency translation adjustment           -          -             -             -           -          -              -

 Shares returned to treasury                (162,672)    (4,880)            -             -           -          -      1,025,919

Deferred Compensation                              -          -             -             -      97,515    (38,031)             -

 Net Loss                                          -          -             -             -                              (211,359)
                                           ---------    -------      --------    ----------     -------   --------    -----------

BALANCE, DECEMBER 31, 1999                 1,993,885    $59,817      $(11,161)   $4,105,029     $97,515   $(38,031)   $   (59,406)
                                           =========    =======      ========    ==========     =======   ========    ===========

See notes to consolidated financial statements.


-----------------------------------------------------------------------------


                                                 Foreign               Treasury                Total
                                                Currency                Stock               Stockholders
                                               Translation                                     Equity
                                               Adjustment

BALANCE, January 1, 1997                                 -                    -                   3,041,631

Common stock issued from exercise of
 options and for services provided                       -                    -                     126,093

Tax effect of options exercised                          -                    -                      67,352

Three-for-two stock split (see Note 11)                  -                    -                        -

Issuance of Common stock for acquisition
of Paragon, net of issuance $8,986 cost                  -                    -                   1,616,014

Net Income                                               -                    -                     948,729
                                                     -------             -----------            -----------
BALANCE, DECEMBER 31, 1997                               -                    -                   5,799,819

Common stock issued from exercise of
 Options                                                 -                    -                     296,124

 Foreign currency translation adjustment               6,033                  -                       6,033

 Net Loss                                                -                    -                  (2,811,344)
                                                     -------             -----------            -----------
BALANCE, DECEMBER 31, 1998                           $ 6,033                  -                 $ 3,290,632

 Foreign currency translation adjustment               1,871                  -                       1,871

 Shares returned to treasury                             -                (1,265,047)              (244,008)

Deferred Compensation                                    -                    -                      59,484

 Net Loss                                                -                    -                    (211,359)
                                                     -------             -----------            -----------

BALANCE, DECEMBER 31, 1999                           $ 7,904             $(1,265,047)           $ 2,896,620
                                                     =======             ===========            ===========

See notes to consolidated financial statements.

                                                  OPTELECOM, INC.
                                      CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31,

------------------------------------------------------------------------------------------------------------------
                                                                             1999           1998           1997
Cash Flows From Operating Activities
Net (loss) income                                                         $ (211,359)   $(2,811,344)   $   948,729
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                             845,394        872,165        300,232
   Write-down of intangible assets                                                 -      1,462,500              -
   Loss (gain) on sale/disposal of equipment                                  81,730            835        (15,357)
   Deferred rent                                                             (31,583)       (25,372)       (19,343)
   Common stock issued for services                                                -              -          8,000
   Deferred taxes                                                            (79,639)      (125,753)       (68,560)
   Effect of currency translations                                             1,871          6,033              -
Additional paid-in capital-stock options, net                                 59,484              -              -
Return of common stock to Treasury stock, net                               (244,008)             -              -

Change in assets and liabilities:
   Accounts and contracts receivable                                        (802,420)     1,676,598       (880,155)
   Inventories                                                               (47,042)       (94,240)       (50,828)
   Prepaid expenses and other assets                                        (141,854)        40,472         (1,595)
   Restricted cash                                                           328,700        399,300       (728,000)
   Other assets                                                             (118,392)             -              -
   Accounts payable                                                          514,277       (874,489)       316,214
   Accrued payroll                                                           (23,954)      (200,709)       111,554
   Other current liabilities                                                (502,599)       592,464       (122,097)
   Income taxes payable                                                     (328,700)      (399,300)       728,000
                                                                          ----------    -----------    -----------
Net cash (used in) provided by operating activities                         (700,094)       519,160        526,794

Cash Flows From Investing Activities
   Proceeds from sale of equipment                                            63,000          2,972         22,000
   Capital expenditures                                                     (312,117)      (505,616)      (701,529)
   Investment in Paragon, net of cash acquired                                     -              -     (2,750,851)
                                                                          ----------    -----------    -----------
   Net cash used in investing activities                                    (249,117)      (502,644)    (3,430,380)
Cash Flows From Financing Activities
   Borrowings on bank line-of-credit payable                               1,200,000      2,158,526        800,000
   Payments on bank line-of-credit payable                                  (150,000)    (1,808,526)      (500,000)
   Payments under factoring agreement                                              -       (362,868)             -
   Payments on long term debt                                               (416,664)      (208,332)       (46,426)
   Borrowings on long term debt                                                    -         60,000      2,500,000
   Payments on capital leases                                                (26,907)             -              -
   Proceeds from exercise of stock options                                         -        296,124        126,093
                                                                          ----------    -----------    -----------
   Net cash provided by financing activities                                 606,429        134,924      2,879,667

Net (decrease) increase in cash and cash equivalents                        (342,782)       151,440        (23,919)

Cash and cash equivalents - beginning of year                                394,096        242,656        266,575
                                                                          ----------    -----------    -----------
Cash and cash equivalents - end of year                                   $   51,314    $   394,096    $   242,656
                                                                          ==========    ===========    ===========
Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for interest                                 $  309,041    $   336,250    $    12,715
                                                                          ==========    ===========    ===========

   Cash paid during the year for income taxes                             $    3,000    $   403,846    $   604,948
                                                                          ==========    ===========    ===========
   Capital lease obligations incurred for the purchase of
   new equipment                                                          $  143,807    $         -    $         -
                                                                          ==========    ===========    ===========

See notes to consolidated financial statements.

OPTELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company designs, manufactures and markets video communication products, specializing in transmission and distribution equipment for the delivery of real time video.

     The Company is organized into three operating segments: the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focused on electro-optic technology development for government-related defense business and the Paragon division (acquired in December 1997), which designs and markets electronic communication products and systems utilizing copper cabling.
     The Company sells its products and services throughout the US and also to several countries in Europe and Asia. Additionally, Paragon generates most of its revenue from the UK and other countries within Europe.

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

     Revenue Recognition - Revenues from fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. Sales of products are recognized at the time completed units are delivered.

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

     Goodwill and Other Intangible Assests - Intangible assets consist primarily of technology, trade names and customer lists that are being amortized on the straight-line method over their estimated useful lives, which range from three to fifteen years. Goodwill represents the cost in excess of fair value of the identifiable net assets acquired, which is being amortized on the straight-line method over 10 years. The Company periodically reviews the carrying value of intangible assets, including goodwill, for impairment under methodologies required by SFAS 121. If the facts and circumstances indicate an asset is impaired, the asset will be reduced to its estimated fair value.

     Research and Development Costs - Research and development costs are expensed as incurred. The Company incurred research and development costs of approximately $731,000, $1,309,000 and $874,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     Income Taxes - The Company recognizes income tax expense (benefit) for financial statement purposes following the asset and liability approach for computing deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

     Restricted Cash - At December 31, 1998, Optelecom had deposited into escrow amounts that it was obligated to pay to U.K. tax authorities resulting from the December 1997 purchase of Paragon (see note 2 and 10). These amounts were classified as restricted cash. The complete balance in this account was paid to the U.K. tax authorities in the fourth quarter of 1999.

     Cash and Cash Equivalents - For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as cash and liquid investments with original maturities of three months or less.

     Fair Value of Financial Instruments - The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At

     December 31, 1999 and 1998, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables, payable under factoring agreement, and the revolving credit agreement approximate their carrying amount because of the short maturity of these instruments.

     Reclassifications - Certain reclassifications have been made to prior years' amounts to conform to current year presentation.

2. NATURE OF OPERATIONS AND BUSINESS CONDITIONS

     The Company has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $1,700,000 under its existing bank line-of-credit as of December 31, 1999. During 1999, the Company experienced negative cash flows from operations and at December 31, 1999, the Company had borrowed the maximum amount available under its revolving line-of-credit agreement. In September 1999, the Company obtained a six-month deferral on principal payments due under a promissory note agreement in return for continued interest payments and increased principal payments over the remaining term of the note. As described in Note 8, the Company was not in compliance with certain provision of its line-of credit agreement for which the bank has provided a waiver. These conditions resulted primarily from a high operating cost structure, particularly at the Paragon subsidiary, expenses incurred in resolving ongoing litigation associated with the Paragon acquisition, a decline in revenue at the Paragon subsidiary related to a reluctance by European customers to make new equipment purchases due to Year 2000 issues, and extended payment terms provided to certain customers making major purchases.

     During 1999, the Company implemented significant cost cutting measures and it settled its Paragon litigation (see Notes 3 and 11). Subsequent to December 31, 1999, cash was collected from the customers who made the major purchases, the Company received approximately $600,000 from the exercise of stock options, the Company paid approximately $400,000 under the line-of-credit agreement, and the Company commenced making principal payments under the promissory note agreement. As of March 7, 2000, the Company had no availability under its existing line-of-credit. On March 28, 2000, the Company had $600,000 available under its existing line-of-credit and the Company currently expects that its bank will extend the line-of-credit agreement through May 2001. The Company is continuing its cost containment measures and management currently believes that the Company will have sufficient liquidity from its operations and line-of credit agreement to meet its current obligations. Should the bank not extend the line of credit agreement or if the Company continues to experience negative cash flows from operations, the Company may be required to seek new sources of financing to meet its current obligations. Continued negative cash flows or the inability to obtain alternative financing could have a material adverse affect on the Company's operations.

3. ACQUISITION

     On December 12, 1997, the Company acquired Paragon Audio Visual Limited (Paragon), a United Kingdom company. Paragon designs and markets electronic products and systems utilizing copper cabling for in-house computer data networking applications. The total cost of the acquisition was $4,422,000, consisting of $2.5 million in cash and 171,252 shares of common stock of the Company (with a fair value of $1,625,000 at the acquisition date), plus acquisition costs, in exchange for all common shares of Paragon. The cash payment was financed under a new debt agreement entered into by the Company (see Note 11). The acquisition was accounted for as a purchase and the purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets. Goodwill recorded as a result of this transaction will be amortized on a straight-line basis over its estimated useful life of 10 years. The Company's consolidated financial statements include the operating results of Paragon since December 12, 1997.

     In 1998, the Company evaluated the fair value of the assets acquired from Paragon and the goodwill associated with the purchase. As a result of this evaluation, the Company determined that a portion of the purchase price paid related to contractual employment obligations by Paragon's four selling shareholders, who were related family members, employees, officers and Board members of Paragon (hereafter "the Paragon individuals"). The purchase agreement required the Paragon individuals to fulfill these employment obligations or return up to $1,625,000 of the purchase price to the Company (see Note 11). Optelecom reclassified $1,625,000 from goodwill to other intangibles - employment agreements, and such amounts were to be amortized over the employment period of three years. Additionally, the Company performed an internal valuation and analysis of the assets acquired and determined that identified intangibles acquired included technology, customer lists and trade names. Accordingly, the Company reclassified the fair value of the acquired intangibles to these specific intangible assets.

     In November 1999, Optelecom filed a complaint for injunctive relief and damages against the Paragon individuals. In December an agreement was reached settling these charges (See Note 11, Commitments and Contingencies). As part of this settlement, the Paragon individuals returned 162,672 shares of Optelecom common stock originally issued to them as part of Optelecom's acquisition of Paragon in December 1997. These shares were taken into Treasury Stock (Note 12).

4. ACCOUNTS AND CONTRACTS RECEIVABLE

     Accounts and contracts receivable at December 31, 1999 and 1998, consisted of the following:

                                                                       1999                   1998
Billed                                                              $2,346,851             $1,727,778
Unbilled - net of cumulative progress billings of
$ 0 for 1999 and $124,891 for 1998                                         360                    760
Less:  Allowance for doubtful accounts                                (118,485)              (302,232)
                                                                    ----------             ----------
                                                                    $2,228,726             $1,426,306
                                                                    ==========             ==========

     Approximately 11%, 18%, and 25% of the Company's revenues in 1999, 1998, and 1997, respectively, were derived from contracts with agencies of the United States Government and their prime contractors. The Company performs the services and ships equipment according to the specific contract terms. Contracts with the United States Department of Defense allow the Defense Contract Audit Agency (DCAA) to audit the contract costs and the Company's compliance with the Federal Acquisition Regulations. The DCAA has audited the costs under contracts for years through 1996. The Company believes that the ultimate outcome of DCAA audits for subsequent years will not have a material effect on the financial statements. Generally, the contract terms for both government and commercial customers require payment of invoices in 30 days.

5. INVENTORIES

     Inventories at December 31, 1999 and 1998 consist of the following:

                                                             1999                   1998
Production materials                                     $  658,849            $   618,222
Work in process                                             280,680                381,659
Finished goods                                              954,626                847,232
                                                         ----------             ----------
Net                                                      $1,894,155             $1,847,113
                                                         ==========             ==========

6. INTANGIBLE ASSETS

     Intangible assets at December 31, 1999 and 1998 (see Note 3) consist of the following:

                                                            1999                   1998
Technology                                               $  800,000             $  800,000
Customer lists                                              725,000                725,000
Trade names                                               1,100,000              1,100,000
                                                         ----------             ----------
                                                          2,625,000              2,625,000
Accumulated amortization                                   (624,411)              (273,437)
                                                         ----------             ----------
Net                                                      $2,000,589             $2,351,563
                                                         ==========             ==========

     The current Paragon management has been in control since March 1999 and has taken the necessary steps to eliminate unnecessary expenses and properly situate Paragon to take advantage of its technology and market presence. Optelecom evaluated the recoverability of Paragon's assets, intangibles and goodwill and based on its cash flow projections, believes that these assets continue to be recoverable. During 1998, the Company wrote off $1,462,500 of intangibles assets related to the employment agreements for terminated employees (see Note 11).

7. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                                       1999                   1998
Laboratory equipment                                               $ 1,217,699             $ 1,419,678
Office equipment                                                     1,428,121               1,275,850
Furniture and fixtures                                                  73,103                  99,776
Leasehold improvements                                                 571,007                 641,560
Assets under Capital Leases                                            143,807                       -
Motor vehicles                                                          13,318                  13,524
                                                                   -----------             -----------
                                                                     3,447,055               3,450,388
Less accumulated depreciation and amortization                      (2,240,420)             (2,089,293)
                                                                   -----------             -----------
Net property and equipment                                         $ 1,206,635             $ 1,361,095
                                                                   ===========             ===========


     In 1999 Optelecom entered into leases for computer and test equipment which are recorded as capital leases.

8. DEMAND NOTE PAYABLE TO BANK

     The Company has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1% (9.5% at December 31, 1999). The total amount of borrowings that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory. The maximum borrowing against inventory was originally established at $400,000 but was increased to $600,000 in the fourth quarter of 1999. Amounts under the agreement are due in full on May 31, 2000. The Company expects the credit agreement to be renewed for one year with substantially similar terms. The balance outstanding under the agreement was $1,700,000 and $650,000 at December 31, 1999 and 1998, respectively. There was no available borrowing under the agreement as of December 31, 1999.

     The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum ratio of cash flow to fixed obligations and a maximum debt to worth ratio. The Company was in violation of the cash flow and the current ratio covenants as of December 31, 1999. The bank has provided a waiver of such covenant violation at December 31, 1999.

9. INCOME TAXES

     The components of the (benefit) provision for income taxes for the years ended December 31, 1999, 1998, and 1997 are summarized as follows:

                                           1999                    1998                    1997
Current                                  $(236,456)              $(174,487)              $487,050
Deferred                                   597,073                (789,821)               (68,560)
Valuation allowance                       (645,000)                645,000                      -
                                         ---------               ---------               --------
                                         $(284,383)              $(319,308)              $418,490
                                         =========               =========               ========

     No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as the Company intends to reinvest those profits overseas. The Company's 1999 and 1998 tax provisions include the benefit of the carryback of net taxable losses to prior years. The difference between the Federal income tax expense (benefit) and the amount computed applying the statutory Federal income tax rate for the years ended December 31, 1999, 1998, and 1997 are summarized as follows:

                                                                            1999            1998          1997
                                                                              %              %              %
Federal income tax (benefit) expense at statutory rates                      (34)           (34)           34
(Reduction) increase of taxes:
    State taxes, net of federal benefit                                     (1.5)          (1.8)          3.5
    Valuation allowance related to net deferred tax assets                     -           20.5             -
    Losses of foreign subsidiary                                            19.2            5.6             -
    NOL Carryback                                                          (13.3)          (0.5)           (7)
    Equity adjustment related to litigation settlement                     (13.7)             -             -
    Commission                                                             (15.5)             -             -
    Other                                                                    1.4              -             -
                                                                           -----          -----          ----

Effective income tax rate                                                  (57.4)         (10.2)         30.5
                                                                           =====          =====          ====

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                                            1999         1998
Deferred liabilities:
    Amortization                                                          $ (8,632)   $   (8,632)
    State taxes                                                            (14,643)      (33,080)
                                                                          --------    ----------

Gross deferred tax liabilities                                             (23,275)      (41,712)

Deferred tax assets:
    Excess book depreciation                                                43,831         3,529
    Capitalized overhead and inventory obsolescence reserve                153,267       217,650
    Accrued vacation                                                        33,805        39,470
    Deferral of rent expense                                                44,033        56,057
    Amortization                                                            90,730       694,911
    Note reserve                                                                          15,229
    Bad debt reserve                                                        16,098             -
    Other                                                                   38,009             -
                                                                          --------    ----------
Gross deferred tax assets                                                  419,773     1,026,846

Less: valuation allowance                                                        _      (645,000)
                                                                          --------    ----------
Net deferred tax assets                                                   $419,773    $  340,134
                                                                          ========    ==========

     As a result of the return of stock related to the Paragon litigation, the Company no longer has deferred tax assets related to amortization of intangible assets, or the valuation allowance associated with the deferred tax assets, recognized in 1998.

     Prepaid expenses and other assets as of December 31, 1999 and 1998 included income tax receivables of approximately $245,000 and $28,000, respectively.

10. NOTES PAYABLE

     Optelecom has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company. The original note principal was $2,500,000 payable in monthly installments of $52,083 through August 2002, with interest payable monthly at the rate of prime plus 1%. On September 12, 1999 the bank modified the term note whereby principal payments were suspended from September 1999 through February 2000, with interest only paid during this time. The remaining principal balance, $1,875,004 will be paid from March 2000 through August 2002, the original ending date, in monthly installments of $62,500 and an interest rate of 1% above prime. The interest rate was 9.5% at December 31, 1999 and 8.75% at December 31, 1998.

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

     The required principal payments of the notes payable are as follows:

2000                                                            $  625,000
2001                                                               750,000
2002                                                               512,004
2003                                                                12,000
2004                                                                12,000
Thereafter                                                          24,000
                                                                ----------

Total                                                           $1,935,004
                                                                ==========


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

     As of December 31, 1999, future net minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year Ended December 31,
2000                                                            $259,500
2001                                                             234,500
2002                                                             230,700
                                                                --------
                                                                $724,700
                                                                ========

     Rental expense was approximately $365,000, $364,000 and $242,000 in 1999, 1998, and 1997, respectively.

     During 1999, Optelecom leased various computer and test equipment. All leases had terms of three years and were recorded as capital leases. The future minimum payments under these leases are:

Year Ended December 31,
       2000                                             $ 56,205
       2001                                               56,205
       2002                                               20,225
                                                        --------
                                                         132,665
       Less amount representing interest                 (15,763)
                                                        --------
       Total Minimum Payments                          $ 116,902
                                                        ========


     Paragon Acquisition - In conjunction with the acquisition described in Note 3, the Company deposited $728,000 into a restricted escrow account to pay income tax liabilities to U.K. tax authorities assumed upon acquisition of Paragon. During 1998, a payment was made to the U.K. tax authorities in the amount of $400,000 and the remaining $328,000 was paid in the fourth quarter of 1999.

     Legal Proceedings - David Brown, formerly Chairman and Managing Director of Paragon Audio Visual Ltd., lodged an Originating Application in March 1999 with the Employment Tribunal of the United Kingdom in Reading, England. Mr. Brown alleged that Paragon dismissed Mr. Brown unlawfully and in breach of his alleged employment contract rights. Mr. Brown's three sons, who also worked for Paragon, filed for the same reasons and all actions were combined into one. In the fourth quarter of 1999, an agreement was reached whereby all matters before the Employment Tribunal were settled.

     On November 10, 1999 Optelecom filed a complaint for injunctive relief and damages against the Browns alleging, among other actions, Breach of Contract, Breach of Duty and Interference with Contractual Relations. The court issued a Temporary Restraining Order against the Browns forbidding them, from among other things, from competing against Optelecom or Paragon, soliciting business from any customer of Paragon and using any of Paragon's confidential technology. An agreement in principal to settle these charges was reached on November 22, 1999 whereby the Browns agreed to cease trading using the name Paragon or any confusingly similar names, logos or descriptions of business operations. Also, during December 1999, the Browns returned 162,672 shares of Optelecom common stock issued to them as part of the purchase of Paragon by Optelecom in December of 1997. This settlement included the return of 108,448 shares of stock valued at $9.49 per share in accordance with purchase price return provisions of the Paragon purchase agreement. The additional 54,224 shares represent settlement of litigation and have been valued at $244,008, the fair value n the date of return of the stock. A definitive settlement of all of these charges was finalized in January 2000.

     The Company is involved in certain other legal proceedings that arise in the ordinary course of business. Management believes that the final disposition of these matters in the aggregate, will not have a material effect on the Company's financial position, results of operations or cash flows.

12. STOCKHOLDER'S EQUITY

     On November 11, 1997, the Company's Board of Directors approved a three-for-two common stock split to be distributed in the form of a stock dividend. As a result, 603,800 shares were issued to shareholders of record on November 17, 1997. Par value remained at $0.03 per share that resulted in the Company transferring $18,114 to common stock from paid-in capital, representing the aggregate par value of the shares issued under the stock split. Share amounts presented in the consolidated financial statements reflect the actual share amounts outstanding for each period presented. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, stock option agreements, and to per-share information in the consolidated financial statements have been adjusted to reflect the stock split. At December 31, 1999, 380,511 shares were reserved for issuance under stock option agreements and the employee stock bonus plan.

     Treasury Stock - Optelecom received into treasury stock on December 17, 1999 162,672 shares of its common stock in settlement of litigation filed against former owners and employees of the Company's Paragon subsidiary (see Note 11). The return of these shares reduced the amount of weighted average common shares outstanding at December 31, 1999.

     Reconciliation of the numerator and denominator for earnings per common share and diluted earnings per common share are shown below.

                                                                             1999           1998          1997
Basic Earnings Per Share:
  (Loss) Income available to common stockholders                          $ (211,359)   $(2,811,344)   $  948,729
                                                                          ==========    ===========    ==========

Weighted average common shares outstanding                                 2,150,318      2,098,819     1,845,399
                                                                          ==========    ===========    ==========

Basic (Loss) Earnings per share                                           $    (0.10)   $     (1.34)   $     0.51
                                                                          ==========    ===========    ==========
Diluted Earnings Per Share:
 (Loss) income available to common stockholders                           $ (211,359)    (2,811,344)      948,729
                                                                          ==========    ===========    ==========
Weighted average common shares
  Shares outstanding                                                       2,150,318      2,098,819     1,845,399
                                                                          ==========    ===========    ==========

Dilutive Shares                                                                    -              -       120,799
                                                                          ----------    -----------    ----------

Diluted Shares                                                             2,150,318      2,098,819     1,966,198
                                                                          ==========    ===========    ==========

Diluted (loss) earnings per share                                         $    (0.10)   $     (1.34)   $     0.48
                                                                          ==========    ===========    ==========

     Shareholders Rights Plan
     ------------------------

     On June 15, 1998, the Company adopted a shareholders rights plan that provides for a dividend distribution of one right for each outstanding share of common stock. In the event that, following the Distribution Date (as defined) a person is or becomes the beneficial owner of 10% or more of the then-outstanding shares of Common Stock, each Right Holder may purchase three (3) shares of Common Stock at a price per share equal to 50% of the then current market price of the Common Stock. As of December 31, 1999, the Company has reserved 5,400,000 shares of authorized but unissued common stock for issuance under the shareholders rights plan.

     Stock Options
     -------------

     In May 1996, the 1991 Stock Option Plan (the 1991 Plan) was amended to increase the number of options available to purchase shares of common stock from 200,000 to 800,000 shares. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to, the Company.

     The exercise price of each option is the fair market value of the stock at the grant date. Options are exercisable after one year from the date of grant and in equal increments over four years. Options expire five years from the date of grant and, in most cases, upon termination of employment. The 1991 Plan will terminate on May 31, 2001, unless terminated sooner by the Board.

     In March 1999, as part of the 1991 Stock Option Plan, the company established an employee incentive stock option plan, granting certain employees options at a set price dependent upon reaching incentive goals during the year. The number of shares granted was determined at year-end and was based on a measurement of the goals achieved. This plan is accounted for as a variable stock compensation plan and deferred compensation expense is calculated based on the difference in the price of the stock at the grant date compared to the price of the stock at the measurement date. The deferred compensation is expensed over four years, the vesting period of the stock awards. The total deferred compensation expense under this plan was $97,515 of which $38,031 was expensed in 1999. A summary of stock option activity during the years ended December 31, 1999, 1997, and 1996 is as follows:

                                                   1999                          1998                         1997
                                       --------------------------   ---------------------------   ---------------------------
                                                        Weighted                      Weighted                      Weighted
                                                         Average                       Average                       Average
                                        Number of       Exercise     Number of        Exercise       Number of      Exercise
                                         Shares          Price        Shares           Price          Shares         Price
Outstanding, January 1                   292,149         $7.23         309,012           $5.11        205,460        $2.78
Granted                                  197,231          2.57         117,650            7.96        127,927         8.36
Exercised                                      -             -        (115,129)           2.34        (23,625)        2.16
Canceled                                 162,804          6.44         (19,384)           7.48           (750)        2.08
                                         -------         -----        --------           -----        -------        -----
Outstanding, December 31                 326,576         $4.83         292,149           $7.23        309,012        $5.11
                                         =======         =====        ========           =====        =======        =====
Exercisable options, end of year         143,121         $5.83         130,163           $6.82        163,021        $3.10
                                         =======         =====        ========           =====        =======        =====


     The following table summarizes information about stock options outstanding at December 31, 1999:

                           Options Outstanding                              Options Exercisable
          ---------------------------------------------------------------------------------------------
                                Weighted
                                 Average                                                    Weighted
                                Remaining           Weighted                                 Average
              Total              Life In             Average              Total             Exercise
           Outstanding            Years               Price            Exercisable            Price
             141,242              4.4                 $2.37               45,398             $2.32
              47,441              3.5                  3.27               14,588              3.26
              94,268              2.8                  7.07               51,070              7.28
              43,625              3.0                  9.64               32,065              9.64
             -------                                                     -------
             326,576                                                     143,121
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

     A summary of stock option activity during the years ended December 31, 1998, and 1997 is as follows:

                                                                1998                                1997
                                                  ---------------------------------   ---------------------------------
                                                                       Weighted                            Weighted
                                                     Number of          Average          Number of         Average
                                                      Shares        Exercise Price        Shares        Exercise Price
Outstanding, January 1                                2,025              $1.92           14,175             $2.28
Granted                                                   -                  -                -                 -
Exercised                                            (2,025)              1.92          (12,150)             2.34
Canceled                                                  -                  -                -                 -
                                                     ------              -----          -------             -----
Outstanding, December 31                                  -              $   -            2,025             $1.92
                                                     ======              =====          =======             =====
Exercisable options                                       -              $   -            2,025             $1.92
                                                     ======              =====          =======             =====

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

     A summary of stock option activity during the year ended December 31, 1999, 1998 and 1997 (as adjusted for the three-for-two stock split) is as follows:

                                                   1999                          1998                         1997
                                       --------------------------   ---------------------------   ---------------------------
                                                        Weighted                      Weighted                      Weighted
                                                         Average                       Average                       Average
                                        Number of       Exercise     Number of        Exercise       Number of      Exercise
                                         Shares          Price        Shares           Price          Shares         Price
Outstanding, January 1                    60,750          $7.43        45,000           $7.16         24,000          $3.49
Granted                                   43,500           1.80        19,500            7.30         32,250           8.59
Exercised                                      -              -        (3,750)           3.48        (11,250)          3.25
Canceled                                       -              -             -               -              -              -
                                         -------          -----        ------           -----        -------          -----
Outstanding, December 31                 104,250          $5.48        60,750           $7.43         45,000          $7.16
                                         =======          =====        ======           =====        =======          =====
Exercisable options                      104,250          $5.48        60,750           $7.43         45,000          $7.16
                                         =======          =====        ======           =====        =======          =====

     The following table summarizes information about stock options outstanding at December 31, 1999:

                           Options Outstanding                              Options Exercisable
          ---------------------------------------------------------------------------------------------
                                Weighted
                                 Average                                                    Weighted
                                Remaining           Weighted                                 Average
              Total              Life In             Average              Total             Exercise
           Outstanding            Years               Price            Exercisable            Price
              36,000              3.8                $ 2.44              36,000              $ 2.44
              18,750              3.5                  3.70              18,750                3.70
              29,250              2.5                  7.16              29,250                7.16
              20,250              3.0                 10.11              20,250               10.11
             -------                                                    -------
             104,250                                                    104,250
             =======                                                    =======

     In June 1990, the Board of Directors adopted a stock option plan (the Chairman's Plan) under which the Chairman of the Board is the sole participant. On each January 1, the Participant was granted an option to purchase 2,500 shares of common stock at fair market value on the grant date. Each option granted under this plan would expire three years after the date of grant. Effective December 31, 1996, no additional options were granted under this plan and all options granted were either exercised or cancelled during 1997.

     A summary of stock option activity during the year ended December 31, 1997 is as follows:

                                                                         1997
                                                             ------------------------------
                                                                                  Weighted
                                                                                  Average
                                                              Number of           Exercise
                                                                Shares              Price
Outstanding, January 1                                            5,000              $2.59
Granted                                                               -                  -
Exercised                                                        (2,500)              1.92
Canceled                                                         (2,500)              3.25
                                                                 ------              -----
Outstanding, December 31                                              -              $   -
                                                                 ======              =====
Exercisable options                                                   -              $   -
                                                                 ======              =====

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. The required disclosures include pro forma net income (loss) and basic earnings (loss) per share as if the fair value-based method of accounting had been used.

     If compensation cost for the Company's 1999, 1998, and 1997 grants for stock-based compensation had been determined consistent with the fair value based method of accounting per SFAS 123, the Company's pro forma net income
     (loss) and pro forma basic (loss) earnings per share for the years ended December 31, 1999, 1998, and 1997, would be as follows:

                                                               1999                    1998                   1997
Net (loss) income
  As reported                                                $(211,359)            $(2,811,344)              $948,729
  Pro forma                                                  $(402,010)            $(3,048,288)              $708,932

Basic (loss) earnings per share
  As reported                                                $   (0.10)            $     (1.34)              $   0.51
  Pro forma                                                  $   (0.19)            $     (1.45)              $   0.38

     The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $1.39, $4.14 and $4.27 per option. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                   1999                    1998                    1997
Expected dividend yield                                               0%                      0%                     0%
Expected stock price volatility                                      77%                     74%                   300%
Risk-free interest rate                                            5.67%                   5.13%                  6.12%
Expected option term                                            3 years                 3 years                5 years

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

13. EMPLOYEE BENEFIT PLANS

     The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of four years from the date of entry into the plan (date of employment). Under the plan, the Company's contribution is determined annually by the Board of Directors and is funded as accrued. The profit-sharing expense for 1999, 1998 and 1997 was $0, $0 and $152,722, respectively.

     The Company has established a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company's full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $80,425, $101,831 and $83,203 in 1999, 1998 and 1997, respectively.

     In 1980, the Company adopted an employee cash/stock bonus plan for which 12,500 shares of the Company's common stock have been set aside to be issued to employees at the discretion of management. During 1999, no shares were issued under the plan and 1,000 shares were issued in 1998 and no shares were issued in 1997. In the aggregate, 4,320 shares have been issued under the plan.

14. SEGMENT INFORMATION

     Optelecom has three reportable segments: the Communications Products Division (CPD), which develops, manufactures, and sells optical fiber-based data communication equipment to the commercial marketplace, the Government Products Division (GPD) which is primarily focused on electro-optic technology development for government-related defense business and the Paragon division (acquired in December 1997), which designs and markets electronic products and systems utilizing copper cabling. The segments reflect management's internal reportable information analysis and approximates the Company's strategic business units' financial results reported before income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment revenues as if the revenues were from third parties, that is, at current market prices. There were no intersegment revenues or expenses during 1997. The Company does not allocate income taxes, interest or other corporate expenses to segments.

                                                                             Year ended December 31, 1999
                                                       ---------------------------------------------------------------------
                                                       Communication        Government         Paragon
                                                          Products           Products           Audio
                                                          Division           Division        Visual Ltd.          Total
                                                       ---------------------------------------------------------------------
Revenues                                                 $ 8,507,745          $971,868       $ 3,196,088        $12,675,701
Intersegment revenues                                        (38,809)                -                 -            (38,809)
                                                         -----------          --------       -----------        -----------
  Total Revenues                                           8,468,936           971,868         3,196,088         12,636,892

Operating (loss) income                                      528,846            73,729        (1,098,317)          (495,742)
Intersegment expenses                                       (355,000)                -           355,000                  -
                                                         -----------          --------       -----------        -----------
   Total (loss) income before taxes                          173,846            73,729          (743,317)          (495,742)
                                                         ===========          ========       ===========        ===========

Corporate assets                                                                                                  1,016,873
Identifiable assets                                        9,422,323           176,687         1,088,294         10,687,304
Intersegment assets                                       (3,088,563)                -                 -         (3,088,563)
                                                         -----------          --------       -----------        -----------
   Total identifiable assets                             $ 6,333,760          $176,687       $ 1,088,294        $ 8,615,614
                                                         ===========          ========       ===========        ===========
Gross additions to property and equipment:
   Identifiable                                          $   406,939          $ 21,890       $    26,892        $   455,721
                                                         -----------          --------       -----------        -----------
Depreciation and amortization:
   Identifiable                                          $   420,604          $ 20,269       $   404,521        $   845,394
                                                         ===========          ========       ===========        ===========

                                                                             Year ended December 31, 1998
                                                       ---------------------------------------------------------------------
                                                       Communication        Government         Paragon
                                                          Products           Products           Audio
                                                          Division           Division        Visual Ltd.          Total
                                                       ---------------------------------------------------------------------
Revenues                                                 $ 8,860,852        $1,549,730       $ 6,041,787        $16,452,369
Intersegment revenues                                       (118,620)                -                 -           (118,620)
                                                         -----------        ----------       -----------        -----------
  Total Revenues                                           8,742,232         1,549,730         6,041,787         16,333,749

Operating (loss) income                                      174,916           107,423        (3,412,991)        (3,130,652)
Intersegment expenses                                       (412,273)                -           412,273                  -
                                                         -----------        ----------       -----------        -----------
  Total (loss) income before taxes                          (237,357)          107,423        (3,000,718)        (3,130,652)
                                                         ===========        ==========       ===========        ===========
Corporate assets                                                   -                 -                 -            958,566
Identifiable assets                                        7,935,721           370,587         1,541,808          9,848,116
Intersegment assets                                       (2,174,734)                -                 -         (2,174,734)
                                                         -----------        ----------       -----------        -----------
  Total identifiable assets                              $ 5,760,987        $  370,587       $ 1,541,808        $ 8,631,948
                                                         ===========        ==========       ===========        ===========
Gross additions to property and equipment:
  Identifiable                                           $   290,121        $  142,485       $    73,010        $   505,616
                                                         -----------        ----------       -----------        -----------
Depreciation and amortization:
  Identifiable                                           $   337,692        $   28,497       $   505,976        $   872,165
                                                         ===========        ==========       ===========        ===========


                                                                             Year ended December 31, 1997
                                                       ---------------------------------------------------------------------
                                                       Communication        Government         Paragon
                                                          Products           Products           Audio
                                                          Division           Division        Visual Ltd.          Total
                                                       ---------------------------------------------------------------------
Revenues                                                $9,734,088          $2,372,950       $  164,019         $12,271,057
Operating income (loss)                                    574,789             806,011          (13,581)          1,367,219

Identifiable assets                                      9,885,518             367,113        1,165,543          11,418,174
Corporate assets                                                 -                   -                -             791,567
                                                        ----------          ----------       ----------         -----------

Total assets                                             9,885,518             367,113        1,165,543          12,209,741
                                                        ==========          ==========       ==========         ===========
Gross additions to property and
equipment:
  Identifiable                                             592,150              36,757                -             628,907
  Corporate                                                      -                   -                -              72,622
                                                        ----------          ----------       ----------         -----------

Total                                                   $  592,150          $   36,757       $        -         $   701,529
                                                        ==========          ==========       ==========         ===========

Depreciation and  amortization:
  Identifiable                                          $  299,623          $        -       $      609         $   300,232
                                                        ==========          ==========       ==========         ===========

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

15. SIGNIFICANT CUSTOMERS AND FOREIGN EXPORTS

     The Company does most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 1999, one commercial customer accounted for 10% of sales and one accounted for 7%. No other customer accounted for more than 5% of sales. In 1998, one commercial customer accounted for 14% of sales and no other customer accounted for more than 5%. In 1997, two commercial customers each accounted for 10% and one customer accounted for 7%. Included in revenues are export sales of $3,094,897, $2,097,000 and $2,130,000 for 1999, 1998 and 1997,
     respectively. The Company has operations in England through its Paragon Audio Visual, Ltd. subsidiary and it had sales of $3,196,088 for 1999 and $6,042,000 for 1998 (see Note 2). Long-lived assets reported for the Paragon segment are located in the United Kingdom. All other long-lives assets are located in the United States.

16. EFFECT OF NEW ACCOUNTING PROUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137). This statement requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. The Company had no derivative or hedging activity in any of the periods presented. The Company has not determined the impact, if any, of these standards on its financial position or results of operations.
                                       * * * * * *

                                                                     SCHEDULE II

OPTELECOM, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1997, AND 1996

---------------------------------------------------------------------------------------------------------
                                                 Balance        Charged to                       Balance
                                              At Beginning      Costs and                        at End
Description                                     of Period        Expenses     Deductions        of Period
Year Ended December 31, 1997

Reserves and allowances deducted
    from assets accounts:
    Obsolescence reserve for
        Inventory                                $ 76,249        $ 88,466     $ (72,031)         $ 92,684
    Allowance for uncollectible
        Accounts receivable                        78,186         (15,000)      (11,649)           51,537

Year Ended December 31, 1998

Reserves and allowances deducted
    from asset accounts:
    Obsolescence reserve for
        Inventory                                $ 92,684        $292,790     $ (21,339)         $364,135
    Allowance for uncollectible
        Accounts receivable                        51,537         250,695             -           302,232

Year Ended December 31, 1999

Reserves and allowances deducted
    from asset accounts:
    Obsolescence reserve for
        Inventory                                $364,135        $107,180     $ (60,037)         $411,278
    Allowance for uncollectible
        Accounts receivable                       302,232          40,419      (224,166)          118,485

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  1.  Directors of the Company

      See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K under the heading "Proposal 1."

  2.  Executive Officers of the Company

      See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K under the heading "Proposal 1."

Item 11. EXECUTIVE COMPENSATION

      See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K under the heading "Summary Compensation Table."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTIES

      See the Company's Proxy Statement, incorporated by Reference as Part III of this Form 10-K, under the heading "Miscellaneous".

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 33-53145 of Optelecom, Inc. on Form S-3 of our report dated March 7, 2000, appearing in this Annual Report on Form 10-K of Optelecom, Inc. for the year ended December 31, 1999.


McLean, VA
March 24, 2000

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   1. Consolidated Financial Statements and Financial Statement Schedules

      Report of Independent Certified Public Accountants

   Statements
   ----------

   Consolidated Balance Sheets as of December 31, 1999 and 1998

   Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Comprehensive (Loss) Income for the
   Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1999, 1998 and 1997

   Summary of Accounting Policies

   Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

   Schedule II Valuation and Qualifying Accounts, Years Ended December 31, 1999 and 1998 and 1997

   Other schedules are omitted because they are not applicable or information is shown elsewhere in the financial statements or notes thereto.

   3. Exhibits

   None

   4. Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OPTELECOM, INC.



Date:                                      By /s/ Edmund D. Ludwig
                                              ------------------------------
                                              Edmund D. Ludwig
                                              Director and President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           OPTELECOM, INC.


Date:                                      By /s/ Clyde Heintzelman
                                              ------------------------------
                                              Clyde Heintzelman
                                              Chairman


Date:                                      By /s/ Richard C. Kreter
                                              ------------------------------
                                              Richard C. Kreter
                                              Director


Date:                                      By /s/ Carl Rubbo, Jr.
                                              ------------------------------
                                              Carl Rubbo, Jr.
                                              Director


Date:                                      By /s/ Thomas F. Driscoll
                                              ------------------------------
                                              Thomas F. Driscoll
                                              Vice President of Finance and
                                              Administration