Form 10-Q
period 2000-03-31
OPTELECOM INC
filed 2000-05-15
CIK 275858

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000                    Commission File No. 0-8828


                                Optelecom, Inc.
                                ---------------
                         (Exact Name of Registrant as
                           Specified in its Charter)



           Delaware                                     52-1010850
-------------------------------              ---------------------------------
(State of Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)



   9300 Gaither Road Gaithersburg, MD                     20877
----------------------------------------              --------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number,                        (301) 840-2121
Including Area Code                                   --------------
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

    Yes  X     No
        ---       ---

Common Stock Outstanding
as of May 5, 2000            2,163,757

                                OPTELECOM, INC.
                                   FORM 10-Q

                                   CONTENTS
                                   --------

PART I.    FINANCIAL INFORMATION

           ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
                and December 31, 1999 (Audited)....................................       3

                Consolidated Statements of Operations for the Three Months
                Ended March 31, 2000 and 1999 (Unaudited)..........................       4

                Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2000 and 1999 (Unaudited)................................       5

                Notes to Consolidated Financial Statements (Unaudited).............       6

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

PART II.   OTHER INFORMATION

                                OPTELECOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

     ASSETS                                                                    2000                     1999
     ------                                                                -----------               ---------
                                                                           (Unaudited)               (Audited)
Current Assets:
  Cash and cash equivalents                                               $   259,912              $    51,314
  Accounts and contracts receivable                                         1,864,697                2,228,726
  Inventories, net                                                          1,994,347                1,894,155
  Prepaid expenses and other assets                                           464,452                  486,302
  Deferred tax asset                                                          314,518                  303,363
                                                                          -----------              -----------
     Total current assets                                                   4,897,926                4,963,860


  Intangible assets, net                                                    1,912,845                2,000,589
  Goodwill, net                                                               202,537                  209,728
  Property and equipment, at cost less accumulated depreciated              1,194,146                1,206,635
  Deferred tax assets                                                         133,543                  116,410
  Other assets                                                                170,742                  118,392
                                                                          -----------              -----------
TOTAL ASSETS                                                              $ 8,511,739              $ 8,615,614
                                                                          ===========              ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
  Bank line-of-credit payable                                             $ 1,179,469              $ 1,700,000
  Accounts payable                                                          1,015,611                1,280,248
  Accrued payroll                                                             256,991                  180,934
  Other current liabilities                                                   287,503                  390,249
  Current portion of leases payable                                            46,330                   46,330
  Current portion of notes payable                                            750,000                  625,000
                                                                          -----------              -----------
     Total current liabilities                                              3,535,904                4,222,761
                                                                          -----------              -----------
LONG-TERM LIABILITIES:
  Notes payable                                                             1,122,504                1,310,004
  Capital lease                                                                57,115                   70,571
  Deferred rent liability                                                     106,707                  115,658
                                                                          -----------              -----------
TOTAL LIABILITIES                                                           4,822,230                5,718,994
                                                                          -----------              -----------

Commitments and Contingencies                                                       -                        -

STOCKHOLDERS' EQUITY:
  Common stock, $.03 par value-shares authorized,
   15,000,000; issued and outstanding, 2,163,667
   and 1,993,885 shares as of March 31,2000 and
   December 31,1999 respectively                                               64,910                   59,817
  Discount on common stock                                                    (11,161)                 (11,161)
  Additional paid-in capital                                                5,106,569                4,105,029
  Additional paid-in-capital - Stock options                                  128,710                   97,515
  Less: Deferred Compensation expense                                         (44,638)                 (38,031)
  Treasury stock, 162,672 shares, at cost                                  (1,265,047)              (1,265,047)
  Foreign currency translation adjustment                                      20,012                    7,904
  Accumulated (deficit)                                                      (309,846)                 (59,406)
                                                                          -----------              -----------
TOTAL STOCKHOLDERS EQUITY                                                   3,689,509                2,896,620
                                                                          -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 8,511,739              $ 8,615,614
                                                                          ===========              ===========

        The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                  2000                  1999
                                                                               ----------            ----------
Revenues                                                                       $2,400,896            $3,528,854
Cost of goods sold                                                              1,534,948             2,033,977
                                                                               ----------            ----------
Gross profit                                                                      865,948             1,494,877

Operating expenses:
 Engineering                                                                      195,398               353,200
 Selling and marketing                                                            390,891               384,504
 General and administrative                                                       508,229               645,931
                                                                               ----------            ----------
 Total operating expenses                                                       1,094,518             1,383,635

Operating (loss) income                                                          (228,570)              111,242

Other expenses:
 Interest expense                                                                  81,870                54,094
                                                                               ----------            ----------
 Total other expenses                                                              81,870                54,094

(Loss) Income before (benefit) provision for income taxes                        (310,440)               57,148

(Benefit) Provision for income taxes                                              (60,000)               18,000
                                                                               ----------            ----------

Net (loss) income                                                              $ (250,440)           $   39,148
                                                                               ==========            ==========

Basic (loss) income per share                                                  $    (0.12)           $     0.02
                                                                               ==========            ==========

Diluted (loss) income per share                                                $    (0.12)           $     0.02
                                                                               ==========            ==========

Weighted Average Shares Outstanding                                             2,055,024             2,156,557
                                                                               ==========            ==========


        The accompanying notes are in integral part of this statement.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                     2000                  1999
                                                                                 -----------             --------
Cash Flows From Operating Activities
Net (loss) income                                                                $  (250,440)           $  39,148

Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                   199,665              191,864
     Deferred compensation expense                                                    (6,607)                   -
     Deferred taxes                                                                  (28,288)
     Deferred rent                                                                    (8,951)              (5,325)
     Loss (Gain) on sale/disposal of fixed assets                                      8,603                    -
     Effect of currency translations                                                   8,837               24,149

Change in assets and liabilities:
     Accounts and contracts receivable                                               364,029             (467,382)
     Inventories                                                                    (100,192)             (48,820)
     Prepaid expenses and other assets                                                21,850              (94,970)
     Other assets                                                                    (52,350)                   -
     Accounts payable                                                               (264,637)             562,732
     Accrued payroll                                                                  76,057               65,520
     Other current liabilities                                                      (102,747)            (347,938)
     Income taxes payable                                                                  -               18,000
                                                                                 -----------            ---------
Net cash (used in) operating activities                                             (135,171)             (63,022)
                                                                                 -----------            ---------
Cash Flows From Investing Activities
     Proceeds from sale of equipment                                                   1,600                    -
     Capital expenditures                                                            (99,172)             (87,954)
                                                                                 -----------            ---------
Net cash (used in) investing activities                                              (97,572)             (87,954)
                                                                                 -----------            ---------
Cash Flows From Financing Activities
     Borrowings on bank line-of-credit payable                                       959,661              250,000
     Payments on bank line-of-credit payable                                      (1,480,192)            (150,000)
     Payments on long term debt                                                      (62,500)            (156,249)
     Payments on capital lease                                                       (13,456)                   -
     Proceeds from exercise of stock options                                       1,037,828                    -
                                                                                 -----------            ---------
Net cash  provided by financing activities                                           441,341              (56,249)
                                                                                 -----------            ---------

Net increase (decrease) in cash and cash equivalents                                 208,598             (207,225)

Cash and cash equivalents - beginning of period                                  $    51,314            $ 394,096
                                                                                 -----------            ---------
Cash and cash equivalents - end of period                                        $   259,912            $ 186,871
                                                                                 ===========            =========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                                           $    77,562            $  62,871
                                                                                 ===========            =========

Cash paid during the year for income taxes                                       $         0            $       0
                                                                                 ===========            =========

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

   In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999.

2. Line of Credit
   --------------

   On May 13, 1999, the Company renewed, through May 31, 2000, its credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1%. The total amount of the borrowing which may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory, with a maximum borrowing against inventory of $600,000. Also, the Company is to adhere to certain covenants, quarterly and at year-end.

   The Company is currently in negotiations with its bank to renew this line-of-credit and we believe it will be renewed with substantially similar terms. As of May 4, 2000 the company had approximately $200,000 available under the line-of-credit.

3. Bank Term Note
   --------------

   On September 12, 1999 the Company modified its existing bank term note whereby principal payments were deferred for the period from September 1999 through February 2000. The remaining principal, $1,875,000 is to be paid from March 2000 through August 2002 at a monthly rate of $62,500. The Company resumed payments on this term note in March 2000.

4. Inventory
   ---------

   Inventory consisted of the following:

                                      March 31, 2000             March 31, 1999
                                      --------------             --------------
        Raw materials                   $  782,783                 $  796,140
        WIP                                327,118                    390,657
        Finished goods                     884,446                    709,136
                                        ----------                 ----------
        Total                           $1,994,347                 $1,895,933
                                        ==========                 ==========

   The Company had a reserve for inventory obsolescence of $394,715 at March 31, 2000 compared to $414,135 at March 31, 1999.

5. Comprehensive Income
   --------------------

   The Company's other comprehensive income consists only of foreign currency translation adjustments and is shown separately on the Company's Consolidated Balance Sheet. For the three months ended March 31, 2000 and 1999, the total comprehensive (loss)gain including net (loss)gain and currency translation adjustments were $(238,332) and $63,297, respectively.

6. Earnings Per Share
   ------------------

   Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options. The following is a reconciliation of the basic and diluted earnings per share.

                                                               Three Months ended March 31,
                                                                 2000               1999
                                                              ---------          ----------
Net Income (Loss) Income                                     $ (250,440)         $   39,148
                                                             ==========          ==========
Weighted average shares - basic                               2,055,024           2,156,557
                                                             ----------          ----------
(Loss) Income per share - basic                              $    (0.12)         $      .02
                                                             ==========          ==========
Weighted average shares - basic                               2,055,024           2,156,557
Effect of dilution - stock options                                    -              19,531
                                                             ----------          ----------
Weighted average shares - diluted                             2,055,024           2,176,088
                                                             ----------          ----------
(Loss) Income per share - diluted                            $    (0.12)         $     0.02
                                                             ==========          ==========

7. Segment Information
   -------------------

   Optelecom has three reportable segments: the Communication Products Division
(CPD), the Government Products Division (GPD) and the Paragon Division. These segments reflect management's internal reportable information analysis and approximates the Company's strategic business units' financial results reported before income taxes.

                                                  Three Months Ended March 31, 2000 and 1999
                                                                   (000's)
                                                                Income (Loss)        Gross Additions
                                           Revenues         Before Income Taxes        to Equipment
                                       --------------       -------------------      ---------------
                                       2000      1999         2000      1999          2000      1999
                                       ----      ----         ----      ----          ----      ----
   CPD - gross                        $1,783    $2,183
   Intercompany                            0       (28)
                                      ------    ------
   CPD - net                           1,783     2,155       $ (41)     $ 205         $  99    $  88
   GPD                                    93       396           9         86             0        0
   Paragon                               525       978        (278)      (234)            0        0
                                      ------    ------       -----      -----         -----    -----
   Total                              $2,401    $3,529       $(310)     $  57         $  99    $  88
                                      ======    ======       =====      =====         =====    =====

8. New Accounting Pronouncements
   -----------------------------

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. The Company had no derivative or hedging activity in any of the periods presented.

9. Legal Proceedings
   -----------------

   See Part II - Other Information, Item 1 - Legal Proceedings, on page 10 for a discussion of the Company's litigation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUE

   Total revenues for the three months ended March 31, 2000 were $2,400,896 which is a $1,127,958 decrease from the $3,528,854 of revenue for the three months ended March 31, 1999 and represents a reduction across all business segments.

   Revenue of the GPD segment was approximately $300,000 lower and is due in its entirety to the discontinuance of the government GLINT contract as of December 31, 1999. The Electro/Optics division, which now represents the GPD segment, had $19,000 more revenue in the first three months of 2000 than the same period of 1999.

   The CPD segment had revenue of $1,782,682 in 2000 compared to revenue of $2,155,015 in 1999, a reduction of $372,333. This reduction reflects this segments lower shippable backlog entering 2000.

   Paragon's first quarter 2000 revenue of $524,963 was $452,763 lower than the $977,726 of revenue recorded in 1999. This decrease is attributable to a lower shippable backlog at the beginning of 2000 and their introduction of new products, which need time to be demonstrated before being accepted by customers.

GROSS PROFIT

   Total gross profit for the first 3 months of 2000 was down approximately $629,000 to $865,948 from $1,494,877 in the same period of 1999 and is primarily a result of the lower revenue level. Also, the 2000 gross margin percentage of 36% was lower than the 42% recorded in 1999. This reflects the effect fixed costs have at lower revenue levels, especially at CPD. In addition, gross margin on the GLINT contract was significantly higher than the margin enjoyed by the other segments.

ENGINEERING

   The Engineering costs of $195,398 are 45% lower in the first quarter of 2000 compared to the $353,200 incurred in the first quarter of 1999 and are lower in each segment. The GPD segment had approximately $75,000 lower engineering costs that are attributable to the discontinuance of work on the high speed optical component project. CPD had lower costs as a result of personnel changes. Paragon's $30,000 lower costs reflect the change in personnel costs and having engineering tasks performed by CPD.

SELLING AND MARKETING

   Selling and Marketing costs are approximately the same in 2000 at $390,891 compared to the $384,504 incurred in 1999 and shows the Company's intent to provide the necessary resources to secure future revenue. Paragon's costs were lower as a result of personnel changes whereby CPD incurred slightly higher costs in the area of travel and literature costs.

GENERAL AND ADMINISTRATIVE

   General and administrative costs decreased approximately $138,000 to $508,229 in 2000 from $645,931 in 1999. This decrease is a result of the Company's continued cost reduction efforts and the elimination of personnel and other costs associated with the employment of the previous managers of Paragon in 1999.

OTHER EXPENSES

   The increase in interest expense from $54,094 for the first quarter of 1999 to $81,870 for the first quarter of 2000 is a combination of three factors: a significantly higher average line-of-credit balance for the first quarter of 2000 of $1,400,000 compared to an average of $700,000 in the first quarter of 1999, a 100 basis points higher interest rate and lower principal on the term note.

INCOME TAXES

   The Company recorded a tax benefit of $60,000 for the first quarter of 2000 compared to a tax provision of $18,000 for the same period in 1999 and in 2000 is based on US activity. The effective tax rate for 2000 and 1999 was approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash and cash equivalents of $259,912 as of March 31, 2000. The balance in these accounts at March 31, 1999 was $51,314.

   During the first quarter of 2000, the Company used $135,171 in operating activities compared to the $87,171 used in operating activities in 1999. For 2000, the Company's net loss of $250,440 was offset by non-cash items of depreciation and amortization of $199,665, collections on accounts receivable of $364,029, a $100,192 increase in inventories, a reduction in accounts payable of $264, 637 and a reduction in other current liabilities of $102,746.

   The Company invested $99,172 in 2000 in capital equipment to support its employees and its manufacturing and research and development activities compared to the $87,954 invested in these items in 1999.

   In the first quarter of 2000, stock options on approximately 170,000 shares were exercised in the first quarter of 2000 and provided funds to the Company, based on the exercise price of the stock options, in the amount of $1,037,828. In addition to using a portion of these funds for operating and investing activities, the Company reduced its bank line-of-credit by $520,531 to a March 31, 2000 balance of $1,179,469.

   The Company has a working capital line-of-credit with a bank for an amount up to $1,700,000 with interest at the bank's prime rate plus one percent. The amount available is based on a percentage of eligible receivables and inventories. The bank line-of-credit expires on May 31, 2000. The Company is currently in negotiations with its bank to renew this line-of-credit and we believe it will be renewed with substantially similar terms. As of May 4, 2000 the company had approximately $200,000 available under the line-of-credit.

   The Company has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company. On September 12, 1999 the bank modified the term note whereby principal payments were suspended from September 1999 through February 2000, with interest only paid during that time. In March 2000, the Company resumed principal payments on this note agreement.

   The Company believes that its current cash from operations and borrowings under its bank line-of-credit are adequate to fund its operations for the next twelve months. However, the Company may pursue additional funding, either public or private debt or equity financing.

   Company backlog at the end of March 31, 2000 was $1,001,000.

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS

   The Company has filed for and been granted a Temporary Restraining Order in an action involving former sales manager Anthony Devito and Meridian, Inc. The Company alleged, among other actions, breach of contract, breach of duty and interference with contractual relations.

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

                None

       ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                None

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted during the first quarter of 2000 to a vote of security holders.

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

                                  OPTELECOM, INC.


Date: May 15, 2000                ------------------------
                                  Edmund D. Ludwig, President and CEO



Date: May 15, 2000                ------------------------
                                  Thomas F. Driscoll, Vice President of Finance and Administration