Form 10-Q
period 2000-06-30
OPTELECOM INC
filed 2000-08-14
CIK 275858

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2000      Commission File No. 0-8828



                                Optelecom, Inc.
                                ---------------
                          (Exact Name of Registrant as
                           Specified in its Charter)



          Delaware                                52-1010850
-------------------------------        ---------------------------------
(State of Other Jurisdiction of        (IRS Employer Identification No.)
Incorporation or Organization)



9300 Gaither Road Gaithersburg, MD                     20877
----------------------------------------    ----------------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number,                    (301) 840-2121
Including Area Code                         ----------------------------
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

  Yes   X     No
      -----      -----

Common Stock Outstanding
as of August 4, 2000         2,354,200
================================================================================

                                 OPTELECOM, INC.
                                    FORM 10-Q

                                    CONTENTS
                                    --------



PART I.   FINANCIAL INFORMATION


  ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


          Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
          and December 31, 1999 (Audited) ..................................3


          Consolidated Statements of Operations for the Three Months
          Ended June 30, 2000 and 1999 (Unaudited) .........................4


          Consolidated Statements of Operations for the Six Months
          Ended June 30, 2000 and 1999 (Unaudited) .........................5


          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2000 and 1999 (Unaudited) ...............................6


          Notes to Consolidated Financial Statements (Unaudited) ...........7


  ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ........................9



PART II.  OTHER INFORMATION................................................12

                                 OPTELECOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


     ASSETS                                                                 2000                    1999
     ------                                                              -----------             -----------
                                                                         (Unaudited)              (Audited)

Current Assets:
  Cash and cash equivalents                                              $   327,925             $    51,314
  Accounts and contracts receivable                                        1,895,170               2,228,726
  Inventories, net                                                         2,119,203               1,894,155
  Prepaid expenses and other assets                                          414,698                 486,302
  Deferred tax asset                                                         454,517                 303,363
                                                                         -----------             -----------
     Total current assets                                                  5,211,513               4,963,860

  Intangible assets, net                                                   1,825,100               2,000,589
  Goodwill, net                                                              195,348                 209,728
  Property and equipment, at cost less accumulated depreciated             1,123,118               1,206,635
  Deferred tax assets                                                        133,543                 116,410
  Other assets                                                               221,412                 118,392
                                                                         -----------             -----------
                                                                         $ 8,710,034             $ 8,615,614
TOTAL ASSETS                                                             ===========             ===========



     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
  Bank line-of-credit payable                                            $ 1,627,385             $ 1,700,000
  Accounts payable                                                         1,231,424               1,280,248
  Accrued payroll                                                            216,081                 180,934
  Other current liabilities                                                  310,565                 390,249
  Current portion of leases payable                                           46,330                  46,330
  Current portion of notes payable                                           750,000                 625,000
                                                                         -----------             -----------
     Total current liabilities                                             4,181,785               4,222,761
                                                                         -----------             -----------

LONG-TERM LIABILITIES:
  Notes payable                                                              935,003               1,310,004
  Capital lease                                                               48,156                  70,571
  Deferred rent liability                                                     97,756                 115,658
                                                                         -----------             -----------
TOTAL LIABILITIES                                                          5,262,700               5,718,994
                                                                         -----------             -----------

Commitments and Contingencies                                                  -                       -

STOCKHOLDERS' EQUITY:
  Common stock, $.03 par value-shares authorized, 15,000,000;
   issued and outstanding, 2,214,200 and 1,993,885 shares as
   of June 30, 2000 and December 31, 1999 respectively                        66,426                  59,817
  Additional paid-in capital                                               5,380,582               4,093,868
  Additional paid-in-capital - Stock options                                 116,069                  97,515
  Less: Deferred Compensation expense                                        (51,245)                (38,031)
  Treasury stock, 162,672 shares, at cost                                 (1,265,047)             (1,265,047)
  Foreign currency translation adjustment                                    114,766                   7,904
  Accumulated (deficit)                                                     (914,217)                (59,406)
                                                                         -----------             -----------
TOTAL STOCKHOLDERS EQUITY                                                  3,447,334               2,896,620
                                                                         -----------             -----------

                                                                         $ 8,710,034             $ 8,615,614
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               ===========             ===========


         The accompanying notes are an integral part of this statement.

                                 OPTELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                                                 2000                 1999
                                                                              ----------           ----------

Revenues                                                                      $2,380,019           $2,528,499
Cost of goods sold                                                             1,624,380            1,724,205
                                                                              ----------           ----------
Gross profit                                                                     755,639              804,294

Operating expenses:
 Engineering                                                                     273,503              238,103
 Selling and marketing                                                           450,230              339,922
 General and administrative                                                      691,624              604,707
                                                                              ----------           ----------
 Total operating expenses                                                      1,415,357            1,182,732

Operating loss                                                                  (659,718)            (378,438)

Other expenses:
 Interest expense                                                                 84,654               69,466
                                                                              ----------           ----------
 Total other expenses                                                             84,654               69,466

Loss before income tax benefit                                                  (744,372)            (447,904)

Benefit for income taxes                                                        (140,000)            (162,580)
                                                                              ----------           ----------

Net loss                                                                      $ (604,372)          $ (285,324)
                                                                              ==========           ==========

Basic loss per share                                                          $    (0.28)          $    (0.13)
                                                                              ==========           ==========

Diluted loss per share                                                        $   $(0.28)          $    (0.13)
                                                                              ==========           ==========

Weighted Average Shares Outstanding                                            2,168,661            2,156,557
                                                                              ==========           ==========


         The accompanying notes are in integral part of this statement.

                                 OPTELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,



                                                                                 2000                 1999
                                                                              ----------           ----------

Revenues                                                                      $ 4,780,915           $6,057,353
Cost of goods sold                                                              3,159,328            3,758,182
                                                                              -----------           ----------
Gross profit                                                                    1,621,587            2,299,171

Operating expenses:
 Engineering                                                                      468,900              591,303
 Selling and marketing                                                            841,121              724,426
 General and administrative                                                     1,199,853            1,250,638
                                                                              -----------           ----------
 Total operating expenses                                                       2,509,874            2,566,367

Operating loss                                                                   (888,287)            (267,196)

Other expenses:
 Interest expense                                                                 166,524              123,560
                                                                              -----------           ----------
 Total other expenses                                                             166,524              123,560

Loss before income tax benefit                                                 (1,054,811)            (390,756)

Benefit for income taxes                                                         (200,000)            (144,580)
                                                                              -----------           ----------

Net loss                                                                      $  (854,811)          $ (246,176)
                                                                              ===========           ==========

Basic loss per share                                                          $     (0.40)          $    (0.11)
                                                                              ===========           ==========

Diluted loss per share                                                        $     (0.40)          $    (0.11)
                                                                              ===========           ==========

Weighted Average Shares Outstanding                                             2,113,412            2,156,557
                                                                              ===========           ==========


         The accompanying notes are in integral part of this statement.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,

[CAPTION]

                                                                                 2000                 1999
                                                                              ----------           ----------

Cash Flows From Operating Activities
Net loss                                                                      $  (854,811)          $(246,176)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                393,373             384,522
     Deferred compensation expense                                                (13,214)                -
     Deferred taxes                                                              (228,288)            (144580)
     Deferred rent                                                                (17,902)            (14,736)
     Loss/Gain on sale/disposal of fixed assets                                     8,604              82,766
     Effect of currency translations                                              106,040              41,192

Change in assets and liabilities:
     Accounts and contracts receivable                                            333,556            (454,208)
     Inventories                                                                 (225,048)           (340,193)
     Prepaid expenses and other assets                                             71,604             (12,609)
     Other assets                                                                (103,020)                -
     Accounts payable                                                             (48,824)            691,256
     Accrued payroll                                                               35,147             108,976
     Other current liabilities                                                    (19,685)           (459,456)
                                                                              -----------           ---------
Net cash used in operating activities                                            (562,468)           (363,246)
                                                                              -----------           ---------

Cash Flows From Investing Activities
     Proceeds from sale of equipment                                                7,375                 -
     Purchases under capital lease                                                    -              (132,760)
     Capital expenditures                                                        (135,142)           (141,397)
                                                                              -----------           ---------
Net cash used in investing activities                                            (127,767)           (274,157)
                                                                              -----------           ---------

Cash Flows From Financing Activities
     Borrowings on bank line-of-credit payable                                  3,049,266             800,000
     Payments on bank line-of-credit payable                                   (3,121,881)           (150,000)
     Payments on long term debt                                                  (250,000)           (312,498)
     Borrowings on capital lease                                                      -               132,760
     Payments on capital lease                                                    (22,415)             (1,258)
     Proceeds from issuance of common stock                                       272,410                 -
     Proceeds from exercise of stock options                                    1,039,466                 -
                                                                              -----------           ---------
Net cash  provided by financing activities                                        966,846             469,004
                                                                              -----------           ---------


Net increase (decrease) in cash and cash equivalents                              276,611            (168,399)

Cash and cash equivalents - beginning of period                               $    51,314           $ 394,096
                                                                              -----------           ---------
Cash and cash equivalents - end of period                                     $   327,925           $ 225,697
                                                                              ===========           =========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                                        $   156,063           $ 132,760
                                                                              ===========           =========

Cash paid during the year for income taxes                                    $         0           $   3,000
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

2.  Line of Credit
    --------------

    On May 25, 2000 the Company renewed its existing credit agreement with a bank through May 31, 2001. The Company may borrow up to $1,700,000 with interest at the bank's prime rate plus 1 1/2%. The total amount of the borrowing that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory, with a maximum borrowing against inventory of $600,000. Also, the Company is to adhere to certain covenants, quarterly and at year-end.

    The Company is currently not in compliance with certain of its covenants but has received a waiver from its bank. When the Company returns to compliance with the debt service coverage ratio, the bank will lower the interest rate to its prime rate plus 1%.

    The Company had $500,000 available under the credit agreement as of August 2, 2000.

3.  Bank Term Note
    --------------

    On September 12, 1999 the Company modified its existing bank term note whereby principal payments were deferred for the period from September 1999 through February 2000. The remaining principal, $1,875,000 is to be paid from March 2000 through August 2002 at a monthly rate of $62,500. The Company resumed payments on this term note in March 2000.

4.  Inventory
     ---------

    Inventory consisted of the following:

                                               June 30, 2000     June 30, 1999
                                               -------------     -------------

              Raw materials                      $  835,341        $  815,078
              WIP                                   361,322           528,584
              Finished goods                        922,540           843,644
                                                 ----------        ----------
                                                 $2,119,203        $2,187,306
              Total                              ==========        ==========

    The reserve for inventory obsolescence was $390,215 at June 30, 2000 and $455,627 at June 30, 1999.

5.  Common Stock
    ------------

    In May of 2000, the Company filed a Form S-2 with the Securities and Exchange Commission whereby the Company registered an additional 500,000 shares of its common stock, $.03 par value shares to be sold on the open market when the Company deems it appropriate. In June of 2000, the Company sold 50,000 of these shares for net proceeds of $272,411. No additional shares had been sold as of August 7, 2000.

    In July of 2000, the Company completed private placement of 140,000 new, unregistered shares of its common stock, $.03 par value shares for proceeds of $500,000. As part of this transaction, the Company also issued warrants on options for the purchase of an additional 40,000 unregistered shares of its common stock, $.03 par value shares. No additional private placement transactions had occurred as of August 7, 2000.

6.  Comprehensive Income
    --------------------

    The Company's other comprehensive income consists only of foreign currency translation adjustments and is shown separately on the Company's Consolidated
Balance Sheet.   For the three months ended

    June 30, 2000 and 1999, the total comprehensive loss including net loss and currency translation adjustments were $(509,618) and $(302,367), respectively. For the six months ended June 30, 2000 and 1999, the total comprehensive loss was $(747,949) and $(287,368), respectively.

7.  Earnings Per Share
    ------------------

    Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options. The following is a reconciliation of the basic and diluted earnings per share.

                                                  Three Months ended June 30,               Six Months ended June 30,
                                                   2000                 1999                 2000               1999
                                                ----------           ----------           ----------         ----------
Net Loss                                        $ (604,372)          $ (285,324)          $ (854,811)        $ (246,176)
                                                ==========           ==========           ==========         ==========
Weighted average shares - basic                  2,168,661            2,156,557            2,113,412          2,156,557
                                                ----------           ----------           ----------         ----------
 Loss per share - basic                         $    (0.28)          $    (0.13)          $    (0.40)        $    (0.11)
                                                ==========           ==========           ==========         ==========
Weighted average shares - basic                  2,168,661            2,156,557            2,113,412          2,156,557
Effect of dilution - stock options                       -                    -                    -                  -
                                                ----------           ----------           ----------         ----------
Weighted average shares - diluted                2,168,661            2,156,557            2,113,412          2,156,557
                                                ----------           ----------           ----------         ----------
Loss per share - diluted                        $    (0.28)          $    (0.13)          $    (0.40)        $    (0.11)
                                                ==========           ==========           ==========         ==========

8.  Segment Information
    -------------------

    Optelecom has three reportable segments: the Communication Products Division
(CPD), the Government Products Division (GPD) and the Paragon Division. These segments reflect management's internal reportable information analysis and approximates the Company's strategic business units' financial results reported before income taxes.

                                                         Three Months Ended June 30, 2000 and 1999
                                                                               (000's)
                                                                             Income (Loss)                 Gross Additions
                                            Revenues                      Before Income Taxes                to Equipment
                                            --------                      -------------------                ------------
                                           2000           1999            2000            1999            2000          1999
                                          ------         ------          -----           -----           -----         -----
    CPD - gross                           $1,743         $1,606
    Intercompany                               0            (10)
                                          ------         ------
    CPD - net                              1,743          1,596          $(304)          $(225)          $  36         $ 183
    GPD                                      118            170             30             (51)              0             0
    Paragon                                  519            762           (470)           (172)              0             3
                                          ------         ------          -----           -----           -----         -----
    Total                                 $2,380         $2,528          $(744)          $(448)          $  36         $ 186
                                          ======         ======          =====           =====           =====         =====


                                                          Six Months Ended June 30, 2000 and 1999
                                                                               (000's)
                                                                             Income (Loss)                 Gross Additions
                                                Revenues                  Before Income Taxes                to Equipment
                                                --------                  -------------------                ------------
                                           2000           1999            2000            1999            2000          1999
                                          ------         ------          -----           -----           -----         -----

    CPD - gross                           $3,526         $3,789
    Intercompany                               0            (38)
                                          ------         ------
    CPD - net                              3,526          3,751        $  (346)          $ (20)         $ 135         $ 271
    GPD                                      211            566             39              35              0             0
    Paragon                                1,044          1,740           (748)           (406)             0             3
                                          ------         ------        -------           -----          -----         -----
    Total                                 $4,781         $6,057        $(1,055)          $(391)         $ 135         $ 274
                                          ======         ======        =======           =====          =====         =====

9.  New Accounting Pronouncements
    -----------------------------

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and it will be effective during the fourth quarter of the Company's current fiscal year. The Company continues to evaluate SAB 101 and it has not determined what impact, if any, will result from its adoption.

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

10. Legal Proceedings
    -----------------

    See Part II - Other Information, Item 1 - Legal Proceedings, on page 12 for a discussion of the Company's litigation activities.


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

OVERVIEW

    Optelecom, Inc. designs, manufactures and markets video communication products, specializing in transmission and distribution equipment for the delivery of real time video. The Company's integrated video solutions include fiber optic transmission, UTP copper distriXbution, and digital video conversion and access products. From simple baseband transmitters and baluns to complex broadband systems and video distribution switches, Optelecom offers innovative technologies that meet its customers' needs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999

REVENUE

    The revenue for the three months ended June 30, 2000 was $2,380,019 compared to revenue of $2,528,499 for the same period of 1999

    Revenue for CPD was $1,743,789, an increase of $147,715 over 1999. This increase is related to follow on orders to a larger order shipped in the fourth quarter of 1999.

    Paragon had revenue of $518,854, a reduction of $243,508 from 1999. The decrease is related to lack of backlog at the beginning of the quarter as a result of market softness due to the Year 2000 issue as well as delays to projects originally anticipated for new products introduced in 2000 resulted in lower shipments.

    GPD revenue was $117,375 compared to $170,043 in 1999 and the decrease is due to no sales in 2000 for the Glint contract, which was completed at December 31, 1999.

GROSS PROFIT

    Gross margin was $755,639 for the three months ended June 30, 2000 compared to $804,294 for the same period of 1999. Lower revenue was the main factor in this decrease as well as the lower margin percentage at GPD. This reflects the loss of the high margin Glint contract at December 31, 1999. Margin percentage was also lower at Paragon and CPD.

ENGINEERING

    The engineering costs for the second quarter of 2000 were $273,503 compared to $238,103 in the second quarter of 1999. This increase is primarily from CPD and is due to increased costs of prototype development and costs for demonstration units.

SELLING AND MARKETING

    Selling and marketing costs increased to $450,230 for the second quarter of 2000 from $339,922 incurred in the second quarter of 1999 and reflects the Company's continuing intent to provide the resources needed to generate increased revenue. This increase results from additional personnel in 2000 and also increased spending for literature, trade shows and advertising. Additionally, Paragon increased their spending slightly to provide literature for their new products.

GENERAL AND ADMINISTRATIVE

    General and administrative costs were $691,624 for the second quarter of 2000 compared to $604,707 for the same period in 1999. This increase of approximately $87,000 reflects additional personnel in the quarter as well as the costs for the 2000 Annual Meeting held in April 2000. The 1999 Annual Meeting was held in the fourth quarter of 1999. In addition, the Company incurred slightly higher legal fees in the second quarter of 2000 as a result of litigation against a former employee.

OTHER EXPENSES

    The increase of $15,188 to $84,654 reflects an increase in the line-of-credit interest rate as well as increased borrowings on the line compared to the same period in 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUE

    The Company recorded revenue of $4,780,915 for the six months ended June 30, 2000, a decrease of approximately $1,276,000 from the $6,057,353 recorded in the same period of 1999.

    Revenue was down in all segments. CPD's revenue was down approximately $225,000 and is primarily due to the lower backlog entering 2000, offset by additional follow-on sales to a contract shipped in 1999. Paragon's revenue for the same six-month periods was $1,043,817 and $1,740,088, respectively. Lower shippable backlog entering the year and slowness of customers to accept the new products contributed to this decrease. GPD's decrease of $145,000 is mostly due to the discontinuance of the Glint contract at December 31, 1999.

GROSS PROFIT

    The Gross Profit for the period ended June 30, 2000 was $1,621,587 compared to the $2,299,171 recorded for the same period of 1999 and reflects lower margins in all segments. Lower revenue was the primary reason for the decrease as well as a lower margin percentage at CPD and Paragon. Also, GPD's margin was reduced as a result of the loss of the Glint contract as of December 31, 1999.

ENGINEERING

    Costs recorded for Engineering for the six months ended June 30, 2000 were $468,900, which is $122,403 less than the six months ended June 30, 1999. This decrease is primarily due to the discontinuance of work on the high speed optical component project in the late second quarter of 1999 offset by slightly higher costs incurred in 2000 for prototypes and demonstration units.

SELLING AND MARKETING

    For the six months ended June 30, 2000, Selling and Marketing costs were $841,121, approximately $117,000 more than the same period of 1999 and reflects increases at CPD and Paragon. CPD has additional personnel costs as well as additional costs for literature, trade shows and advertising while Paragon had higher costs for marketing.

GENERAL AND ADMINISTRATIVE

    These costs decreased to $1,199,853 for the six months ended June 30, 2000 from $1,250,638 in the same period of 1999. This decrease is a result of the Company's continued efforts at reducing costs, the elimination of personnel and other costs associated with the employment of the previous mangers of Paragon in 1999 offset by additional personnel costs and legal costs in the second quarter of 2000.

OTHER EXPENSES

    The increase of $42,964 to $166,524 in the six months ended June 30, 2000 from the same period of

1999 is due to increased levels of borrowing of the Company's bank line-of-credit as well as an increase in the interest rate on this line-of-credit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $327,925 at June 30, 2000 compared to $51,314 at December 31, 1999 and reflects the cash generated by the sale of common stock by the Company at the end of June 2000.

    During the first six months of 2000, the Company used $562,468 in operating activities compared to the $363,246 used in operating activities in 1999. For 2000, the Company's net loss of $854,811 was offset by non-cash items of depreciation and amortization of $393,373, collections on accounts receivable of $333,556, a $225,047 increase in inventories, an increase in other assets of $103,019 and an increase in deferred taxes of $228,288.

    The Company invested $135,142 in 2000 in capital equipment to support its employees and its manufacturing and research and development activities compared to the $141,397 invested in these items in 1999.

    In the first quarter of 2000, stock options on approximately 170,000 shares were exercised and provided funds to the Company, based on the exercise price of the stock options, in the amount of $1,037,828. These funds were used for operating and investing activities.

    In the second quarter of 2000, the company received $272,411 from the sale of 50,000 shares of common stock that had been registered by the Company through the filing of a Form S-2 in May of 2000. These funds will be used to reduce the line-of-credit.

    In July 2000 the company completed the private placement of 140,000 shares of its common stock for $500,000. In addition, there were warrants issued on options to purchase an additional 40,000 shares of the Company's common stock in the future.

    The Company has a working capital line-of-credit with a bank for an amount up to $1,700,000 with interest at the bank's prime rate plus one and one-half percent. The amount available is based on a percentage of eligible receivables and inventories. On May 25, 2000 the Company renewed its working capital line-of-credit until May 31, 2001 under substantially the same terms except that the interest rate increased 50 basis points to one and one half percent above the bank's prime rate. This rate will return to one percentage point above the bank's prime rate when the Company is in compliance with the bank's debt coverage covenant. As of August 7, 2000 the Company had approximately $400,000 available under the line-of-credit.

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

    Company backlog at the end of June 30, 2000 was $1,451,000.

PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

    On June 2, 2000, Optelecom was granted a preliminary injunction against Anthony DeVito, former Optelecom Vice President of Sales and Marketing and Meridian, Inc. Specifically, DeVito is enjoined from using Optelecom trade secrets and confidential information during the pendency of any litigation, and Meridian is enjoined from employing DeVito in any capacity until September 28, 2000. The Company intends to pursue this issue until a final satisfactory resolution is achieved.

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

    ITEM 2 - CHANGES IN SECURITIES

    In May of 2000, the Company filed a Form S-2 with the Securities and Exchange Commission whereby the Company registered an additional 500,000 shares of its common stock, $.03 par value shares to be sold on the open market when the Company deems it appropriate. In June of 2000, the Company sold 50,000 of these shares for net proceeds of $272,411. No additional shares had been sold as of August 7, 2000.

    In July of 2000, the Company completed private placement of 140,000 new, unregistered shares of its common stock, $.03 par value shares for proceeds of $500,000. As part of this transaction, the Company also issued warrants on options for the purchase of an additional 40,000 unregistered shares of its common stock, $.03 par value shares. No additional private placement transactions had occurred as of August 7, 2000.

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting held in May of 2000, the shareholders of the Company voted on and approved the following (as described in the Company's Proxy Statement):

        - The election of Clyde A. Heintzelman and Pradeep Wahi as directors of the Company for a three year term ending in 2003
        - The election of David R. Lipinski as a director of the Company for a one year term ending in 2001
        -  The Optelecom, Inc. Stock Purchase Plan
        -  The Optelecom, Inc. Non-Qualified Stock Option Plan

    ITEM 5 - OTHER INFORMATION

        None

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        None

    ITEM 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE

        See Note 7 to the financial statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OPTELECOM, INC.


Date:  August 11, 2000        ------------------------
                              Edmund D. Ludwig, CEO


Date:  August 11, 2000        -------------------------
                              Irving Zaks, President


Date:  August 11, 2000        ---------------------------------------------
                              Thomas F. Driscoll, Vice President of Finance and Administration and Treasurer