Form 10-Q
period 2000-09-30
OPTELECOM INC
filed 2000-11-14
CIK 275858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000                Commission File No. 0-8828



                                Optelecom, Inc.
                                ---------------
                         (Exact Name of Registrant as
                           Specified in its Charter)



           Delaware                                        52-1010850
-------------------------------                --------------------------------
(State of Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)



9300 Gaither Road Gaithersburg, MD                             20877
--------------------------------------                    --------------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number,                            (301) 840-2121
                                                       --------------------
Including Area Code                                       (Phone Number)



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

         Yes   X     No
             -----      -----

Common Stock Outstanding
as of November 14, 2000             2,806,933

                                OPTELECOM, INC.
                                   FORM 10-Q

                                                              CONTENTS
                                                              --------
PART I.           FINANCIAL INFORMATION


         ITEM 1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                  Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                  and December 31, 1999 (Audited).....................................................    3


                  Consolidated Statements of Operations for the Three Months
                  Ended September 30, 2000 and 1999 (Unaudited) ......................................    4


                  Consolidated Statements of Operations for the Nine Months
                  Ended September 30, 2000 and 1999 (Unaudited) ......................................    5


                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2000 and 1999 (Unaudited) ............................................    6


                  Notes to Consolidated Financial Statements (Unaudited)..............................    7


         ITEM 2.  MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS......................................   10


PART II. OTHER INFORMATION............................................................................   14

                                OPTELECOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

         ASSETS                                                                         2000                   1999
         ------                                                                     -----------            -----------
                                                                                    (Unaudited)             (Audited)
Current Assets:
    Cash and cash equivalents                                                       $ 1,718,794            $    51,314
    Accounts and contracts receivable                                                 2,133,529              2,228,726
    Inventories, net                                                                  1,628,807              1,894,155
    Prepaid expenses and other assets                                                   298,484                486,302
    Deferred tax asset                                                                  254,517                303,363
                                                                                    -----------            -----------
         Total current assets                                                         6,034,131              4,963,860

  Intangible assets, net                                                                      -              2,000,589
  Goodwill, net                                                                               -                209,728
  Property and equipment, at cost less accumulated depreciated                        1,072,894              1,206,635
  Deferred tax assets                                                                   333,543                116,410
  Other assets                                                                           65,702                118,392
                                                                                    -----------            -----------
                                                                                    $ 7,506,270            $ 8,615,614
                                                                                    ===========            ===========
TOTAL ASSETS

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
    Bank line-of-credit payable                                                     $         -            $ 1,700,000
    Accounts payable                                                                  1,113,641              1,280,248
    Accrued payroll                                                                     252,651                180,934
    Other current liabilities                                                           235,414                390,249
    Current portion of leases payable                                                    46,330                 46,330
    Current portion of notes payable                                                    750,000                625,000
                                                                                    -----------            -----------
         Total current liabilities                                                    2,398,036              4,222,761
                                                                                    -----------            -----------

LONG-TERM LIABILITIES:
    Notes payable                                                                       747,503              1,310,004
    Capital lease                                                                        39,334                 70,571
    Deferred rent liability                                                              88,261                115,658
                                                                                    -----------            -----------
TOTAL LIABILITIES                                                                     3,273,134              5,718,994
                                                                                    -----------            -----------

Commitments and Contingencies                                                                 -                      -

STOCKHOLDERS' EQUITY:
    Common stock, $.03 par value-shares authorized, authorized;
      issued and outstanding, 2,806,933 and 1,993,885 shares as
      of September 30, 2000 and December 31, 1999 respectively                           84,208                 59,817
    Additional paid-in capital                                                        9,904,933              4,093,868
    Additional paid-in-capital - Stock options                                          116,069                 97,515
    Less: Deferred Compensation expense                                                 (57,851)               (38,031)
    Treasury stock, 162,672 shares, at cost                                          (1,265,047)            (1,265,047)
    Foreign currency translation adjustment                                             156,290                  7,904
    Accumulated (deficit)                                                            (4,705,466)               (59,406)
                                                                                    -----------            -----------
TOTAL STOCKHOLDERS EQUITY                                                             4,233,136              2,896,620
                                                                                    -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 7,506,270            $ 8,615,614
                                                                                    ===========             ==========

        The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                                        2000           1999
                                                     -----------    ----------
Revenues                                             $ 2,585,959    $3,163,430
Cost of goods sold                                     2,585,282     1,914,482
                                                     -----------    ----------
Gross profit                                                 677     1,248,948

Operating expenses:
        Engineering                                      471,120       235,274
        Selling and marketing                            504,693       268,671
        General and administrative                       818,167       455,407
                                                     -----------    ----------
        Total operating expenses                       1,793,980       959,352

Operating loss/income                                 (1,793,303)      289,596

Other expenses:
        Interest expense                                  72,433        90,448
        Write-off of Intangible Assets and Goodwill    1,925,513             -
                                                     -----------    ----------
        Total other expenses                           1,997,946        90,448

Loss/income before income tax benefit                 (3,791,249)      199,148

Benefit for income taxes                                       -        76,800
                                                     -----------    ----------

Net loss/income                                      $(3,791,249)   $  122,348
                                                     ===========    ==========

Basic loss/income per share                          $     (1.52)   $     0.05
                                                     ===========    ==========

Diluted loss/income per share                        $     (1.52)   $     0.05
                                                     ===========    ==========

Weighted Average Shares Outstanding                    2,488,908     2,156,557
                                                     ===========    ==========

        The accompanying  notes are an integral part of this statement.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                                                                  2000                      1999
                                                                             --------------             -------------
Revenues                                                                     $   7,366,874              $   9,220,783
Cost of goods sold                                                               5,744,610                  5,672,664
                                                                             -------------              -------------
Gross profit                                                                     1,622,264                  3,548,119

Operating expenses:
         Engineering                                                               940,020                    826,577
         Selling and marketing                                                   1,345,814                    993,097
         General and administrative                                              2,018,020                  1,623,279
                                                                             -------------              -------------
         Total operating expenses                                                4,303,854                  3,442,953

Operating loss                                                                  (2,681,590)                   105,166

Other expenses:
         Interest expense                                                          238,957                    214,008
         Write-off of Intangible Assets and Goodwill                             1,925,513                          -
         Write-off of Leasehold Improvements                                             -                     82,766
                                                                             -------------              -------------
         Total other expenses                                                    2,164,470                    296,774

Loss before income tax benefit                                                  (4,846,060)             $    (191,608)

Benefit for income taxes                                                          (200,000)                   (67,780)
                                                                             -------------              -------------

Net loss                                                                     $  (4,646,060)             $    (123,828)
                                                                             =============              =============

Basic loss per share                                                         $       (1.92)             $       (0.06)
                                                                             =============              =============

Diluted loss per share                                                       $       (1.92)             $       (0.06)
                                                                             =============              =============

Weighted Average Shares Outstanding                                              2,418,696                  2,156,557
                                                                             =============              =============

        The accompanying notes are an integral part of this statement.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                                                                         2000                1999
                                                                                     -----------          ----------
Cash Flows From Operating Activities
Net loss                                                                             $(4,646,060)         $ (123,828)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       584,767             582,256
     Write-off on Intangible Assets and Goodwill                                       1,925,513                   -
     Deferred compensation expense                                                       (19,820)                  -
     Deferred taxes                                                                     (228,288)            (67,781)
     Deferred rent                                                                       (27,397)            (22,632)
     Loss/Gain on sale/disposal of fixed assets                                            8,684              82,766
     Effect of currency translations                                                     152,134             (21,606

Change in assets and liabilities:
     Accounts and contracts receivable                                                    95,197            (483,860)
     Inventories                                                                         265,348            (984,092)
     Prepaid expenses                                                                    247,817              81,696
     Other assets                                                                         52,690                   -
     Accounts payable                                                                   (166,607)          1,018,826
     Accrued payroll                                                                      71,717              47,189
     Other current liabilities                                                          (154,836)           (549,578)
                                                                                     -----------          ----------
Net cash used in operating activities                                                 (1,839,141)           (440,644)
                                                                                     -----------          ----------

Cash Flows From Investing Activities
     Proceeds from sale of equipment                                                       9,200               2,000
     Purchases under capital lease                                                             -            (132,760)
     Capital expenditures                                                               (187,852)           (209,869)
                                                                                     -----------          ----------
Net cash used in investing activities                                                   (178,652)           (340,629)
                                                                                     -----------          ----------

Cash Flows From Financing Activities
     Borrowings on bank line-of-credit payable                                         5,216,690             900,000
     Payments on bank line-of-credit payable                                          (6,916,690)           (150,000)
     Payments on long term debt                                                         (437,500)           (416,664)
     Borrowings on capital lease                                                               -             132,760
     Payments on capital lease                                                           (31,237)            (16,673)
     Proceeds from issuance of common stock                                            4,819,316                   -
     Proceeds from exercise of stock options                                           1,034,694                   -
Net cash  provided by financing activities                                             3,685,273             449,423
                                                                                     -----------          ----------

Net increase (decrease) in cash and cash equivalents                                   1,667,480            (331,850)

Cash and cash equivalents - beginning of period                                      $    51,314          $  394,096
                                                                                     -----------          ----------
Cash and cash equivalents - end of period                                            $ 1,718,794          $   62,246
                                                                                     ===========          ==========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                                               $   247,974          $  209,937
                                                                                     ===========           =========

Cash paid during the year for income taxes                                           $         0          $    3,000
                                                                                     ===========          ==========


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

     In response to developments in the marketplace, a comprehensive analysis of Optelecom's core competencies, and establishing the Company's strategic direction demands of penetrating the delivery of video information marketplace, the Company has restructured in order to maximize efficiencies. To this end, the Company has now aligned itself into two business units: the Optical Products unit and the Video Communications Unit. (See the "Overview" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10 for a further discussion of the restructuring).

2.   Line of Credit
     --------------

     On May 25, 2000 the Company renewed its existing credit agreement with a bank through May 31, 2001. The Company may borrow up to $1,700,000 with interest at the bank's prime rate plus 1 1/2%. The total amount of the borrowing that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory, with a maximum borrowing against inventory of $600,000. Also, the Company is to adhere to certain covenants, quarterly and at year-end. Due to the size of the loss before taxes, depreciation, amortization and interest incurred, the Company is currently not in compliance with its debt service coverage covenant and has received a waiver from its bank. The Company plans to be in compliance no later than the second quarter of 2001 at which time our debt service coverage ratio will comply with the credit terms. At that time, the bank will lower the interest rate to its prime rate plus 1%.

     In September 2000, the Company utilized $1,700,000 of the funds generated from the sale of its common stock to pay off in its entirety the bank line-of-credit. (See Note 5).

     As of October 30, 2000 the Company had $1,700,000 available under this credit agreement.

3.   Bank Term Note
     --------------

     On September 12, 1999 the Company modified its existing bank term note whereby principal payments were deferred for the period from September 1999 through February 2000. The remaining principal, $1,875,000 is to be paid from March 2000 through August 2002 at a monthly rate of $62,500. The Company resumed payments on this term note in March 2000.

4.   Inventory
     ---------

     Inventory consisted of the following:

                                September 30, 2000        September 30, 1999
                                ------------------        ------------------
             Raw materials              $  583,327                $  894,450
             WIP                           514,632                 1,136,025
             Finished goods                530,848                   800,730
                                        ----------                ----------
             Total                      $1,628,807                $2,831,205
                                        ==========                ==========


5.   Common Stock
     ------------

     In May of 2000, the Company filed a Form S-2A with the Securities and Exchange Commission whereby the Company registered an additional 500,000 shares of its common stock, $.03 par value shares to be sold on the open market when the Company deemed it appropriate. In June of 2000, the Company sold 50,000 of these shares for net proceeds of $272,411. In August 2000 the Company sold the remaining 450,000 shares for net proceeds of $4,046,905.

     In July of 2000, the Company completed the private placement of 140,000 new, unregistered shares of its common stock, $.03 par value shares for proceeds of $500,000. As part of this transaction, the Company also issued warrants on options for the purchase of an additional 40,000 unregistered shares of its common stock, $.03 par value shares. There have been no additional private placement transactions as of October 30, 2000.

6.   Comprehensive Income
     --------------------

     The Company's accumulated other comprehensive income consists only of foreign currency translation adjustments and is shown separately on the Company's Consolidated Balance Sheet. For the three months ended September 30, 2000 and 1999, the total accumulated comprehensive income/loss including net loss and currency translation adjustments were $(3,749,725) and $185,146, respectively. For the nine months ended September 30, 2000 and 1999, the total accumulated comprehensive loss was $(4,497,674) and $(102,222), respectively.

7.   Earnings Per Share
     ------------------

     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options. The following is a reconciliation of the basic and diluted earnings per share.

                                                Three Months ended September 30,       Nine Months ended September 30,

                                                     2000                 1999               2000               1999
                                                    ------               -------            ------             ------
Net Income/Loss                                  $  (3,791,249)       $  (122,348)      $  (4,646,060)       $ (123,828)
                                                 =============        ===========       =============        ==========
Weighted average shares - basic                      2,488,906          2,156,557           2,418,696         2,156,557
                                                 -------------        -----------       -------------        ----------
 Loss per share - basic                          $       (1.52)           $  0.05       $       (1.92)       $    (0.06)
                                                 =============        ===========       =============        ==========
Weighted average shares - basic                      2,488,906          2,156,557           2,418,696         2,156,557
Effect of dilution - stock options                           -                  -                   -                 -
                                                 -------------        -----------       -------------        ----------
Weighted average shares - diluted                    2,488,906          2,156,557           2,418,696         2,156,557
                                                 -------------        -----------       -------------        ----------
Loss per share - diluted                         $       (1.52)       $      0.05       $       (1.92)       $    (0.06)
                                                 =============        ===========       =============        ==========

8.   Business Unit Information
     -------------------------

     During the third quarter of 2000, Optelecom reorganized its business operations into two business units: the Optical Products Unit and the Video Communications Unit. The new organization more closely reflects our internal management structure and is indicative of Optelecom's strategic direction and the manner in which each strategic business unit's financial results are reported before income taxes. (See the Overview section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's Business Units).

                                                       Three Months Ended September 30, 2000 and 1999
                                                                             (000's)
                                                                           Income (Loss)              Gross Additions
                                              Revenues                  Before Income Taxes             to Equipment
                                              --------                  -------------------             ------------
                                            2000           1999         2000            1999          2000         1999
                                            ----           ----         ----            ----          ----         ----
      Optical Products - gross              $ 2,025       $ 2,102
      Inter business unit sales                 (60)           (2)
                                            -------       -------
      Optical Products - net                  1,965         2,100    $ (3,433)         $  156         $ 53        $  69
      Video Communications                      621         1,064        (358)             43            0            0
                                            -------       -------    ---------         ------         ----        -----
      Total                                 $ 2,586       $ 3,164    $ (3,791)         $ 199          $ 53        $  69
                                            =======       =======    ========          ======         ====        =====

                                                            Nine Months Ended September 30, 2000 and 1999
                                                                             (000's)
                                                                           Income (Loss)              Gross Additions
                                              Revenues                  Before Income Taxes             to Equipment
                                              --------                  -------------------             ------------
                                            2000           1999         2000            1999          2000         1999
                                            ----           ----         ----            ----          ----         ----
      Optical Products - gross              $ 5,763       $ 6,457
      Inter business unit sales                 (60)          (40)
                                            -------       -------
      Optical Products - net                  5,703         6,417    $ (4,198)         $  171         $188        $ 340
      Video Communications                    1,664         2,804        (648)           (363)           0            3
                                            -------       -------    ---------         ------         ----        -----
      Total                                 $ 7,367       $ 9,221    $ (4,846)         $ (192)        $188        $ 343
                                            =======       =======    =========         ======         ====        =====

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

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended, will be effective for the Company's fiscal year ending December 31, 2001. The Company had no derivative or hedging activity in any of the periods presented.

10.  Legal Proceedings
     -----------------

     See Part II - Other Information, Item 1 - Legal Proceedings, on page 14 for a discussion of the Company's litigation activities.

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

OVERVIEW

     In response to developments in the marketplace, a comprehensive analysis of Optelecom's core competencies, and establishing the Company's strategic direction demands of penetrating the delivery of video information marketplace, the Company has restructured in order to maximize efficiencies as follows:
First, the Optical Products Unit has been established. This segment of the business will be responsible for the delivery and growth of the legacy set of products that transports video over dedicated and shared fiber optic systems from remote sensors to customer control and monitoring centers. Presently this Unit serves the Intelligent Traffic, Security, Audio-Visual, and instrumentation marketplaces. This Unit includes the new Digital Video, PixelVue and PixelStream products, in addition to the Company's legacy products. Also, included in the Unit are the optical coil products that are used in gyro systems and dispersion coils that are used in complex optical communications systems. This Unit will be responsible for the development of new products, strategic alliances, worldwide distribution channels, and growth of these businesses.

     Second, a Video Communications Unit has been organized to exploit core competencies in optical components, video compression techniques, and distribution technologies to focus on the video distribution and delivery marketplace. This Unit will also provide the leadership of the Paragon PC/Video products unit, headquartered in London, that has had a long history of providing systems with the capability to distribute video information over the CAT5 cable systems already in place in both residential and industrial facilities worldwide. In addition, this Unit will manage the development and business growth strategy of the Company's Fiber-To-The-Home "FTTH" business. This Unit will be responsible for the management of this internal development effort.

     It has been determined that it will cost approximately $300,000 to achieve and implement this management action and it will be completed in the fourth quarter of 2000.

     During its third quarter analysis the Company decided to reduce the number of products it offered. In connection with the reduction in product offerings, the Company has determined that there is inventory on hand that is associated with products that will not be actively sold and therefore considered to be of no value to the Company. Optelecom has reduced the value of its inventory by approximately $700,000 in the third quarter of 2000.

     As a result of the comprehensive evaluation completed during the third quarter, the Company has determined that certain assets associated with the purchase of Paragon Audio Visual Ltd. are impaired and are recorded at a value greater than that realizable in the marketplace. The intangible assets associated with Paragon Audio Visual, Ltd., technology, its customer list and company name had a book value of approximately $1,735,000 in September 2000. It was decided in the third quarter of 2000 that Paragon was marketing and selling products developed, engineered and manufactured by Optelecom. Therefore the value of the technology originally purchased has no future value to the Company. In addition, Paragon is now marketing the new products to a different client base. Therefore the old customer list has no future value to Paragon. The remaining intangible asset acquired, the Paragon Audio Visual, Ltd. company name, has value in the marketplace only by being associated with Optelecom, Inc. and the new products and client base it is serving, and plans to serve in the future. Optelecom has concluded that any value of the name would only be associated with the former customer list that has been determined to have no future value to Optelecom. We have therefore concluded that the intangible assets associated with Paragon have no value to the Company at this time and will be completely written off in the third quarter of 2000.

         Further, Optelecom believes that, as a result of the impairment of the intangible assets and the value of the other assets originally acquired, the excess value assigned over the purchase price now associated with goodwill is also impaired and will be written off in its entirety, an expense of approximately $190,000 in the third quarter of 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

         The revenue for the three months ended September 30, 2000 was $2,585,959 compared to revenue of $3,163,430 for the same period of 1999

         Revenue for the Optical Products Unit decreased $133,839 to $1,965,367 and was primarily a result of orders being delayed due to parts not being available timely. These orders will ship in the fourth quarter.

         Revenue for the Video Communications Unit was down approximately 42% to $620,592 and reflected this Unit's switch to selling new product offerings. An order for over $300,00 for one of its new products was shipped in September 2000.

GROSS PROFIT

         Gross margin was $677 for the three months ended September 30, 2000 compared to $1,248,948 for the same period of 1999. Included in the gross profit was a write off of inventory in the amount of $700,000 making the third quarter operating gross profit $700,677.

         The Optical Products Unit's gross profit was approximately $137,000 and included $500,000 of the inventory write-off making the third quarter operating gross profit $637,000. The lower margin in 2000 also reflects higher material costs and the effect of the lower revenue levels.

         The Video Communications Unit had negative gross profit of approximately $136,000 and included $200,000 of the write off of inventory. This Unit's gross profit is lower also as a result of the lower revenue levels.

ENGINEERING

         The engineering costs for the third quarter of 2000 were $471,120 compared to $235,274 in the third quarter of 1999 and were all generated in the Optical Products Unit. This increase of $235,846 included a $200,000 charge for the development of products, increased personnel costs and outside services employed in product development.

SELLING AND MARKETING

         Selling and marketing costs increased to $504,696 for the third quarter of 2000 from $268,671 incurred in the same quarter of 1999 and reflect the Company's continuing intent to provide the resources needed to generate increased revenue. This increase resulted from additional personnel costs in 2000 and also increased spending for literature, trade shows and advertising for the Optical Products Unit. Additionally, the Video Communications Unit increased its spending to provide literature for its new products and for additional visits to customers.

GENERAL AND ADMINISTRATIVE

         General and administrative costs were $818,167 for the third quarter of 2000 compared to $455,407 for the same period in 1999. This increase of approximately $362,760 reflected additional personnel costs, higher professional fees including legal fees for the litigation against a former employee, costs for the Company's SEC registration statements and costs associated with the installation and implementation of the Company's new ERP software. Also included in the third quarter of 2000 was a $100,000 charge as a result of the organizational changes made during the quarter.

OTHER EXPENSES

         Interest expense was lower due to the lower principal balance of the Company's term note and a lower average bank line-of-credit borrowing level in the third quarter of 2000.

         The write off of intangibles and goodwill are a result of the Company's analysis of its business and reflect the Company's determination that the value of the underlying assets had been impaired.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

         The Company recorded revenue of $7,366,874 for the nine months ended September 30, 2000, a decrease of approximately $1,854,000 from the $9,220,783 recorded in the same period of 1999.

         Revenue was down by $714,000 in the Optical Products Unit reflecting lower sales in 2000 of the optical laser products to the government as well as entering 2000 with a much lower shippable backlog.

         Revenue for the Video Communications Unit was down in 2000 from 1999 by approximately 40%. This decrease reflects the difficulties this Unit has had switching to new products and the time necessary to gain customer acceptance of these products.

GROSS PROFIT

         The Gross Profit for the period ended September 30, 2000 was $1,622,264 compared to the $3,548,119 recorded for the same period of 1999 and can be attributed to the lower revenue level in each unit. The Optical Products Unit wrote off $500,000 of inventory in the third quarter of 2000 and also had to pay higher prices for raw materials in 2000. The Video Communications Unit's gross profit decrease also includes an inventory write off. Their write off was $200,000.

ENGINEERING

         Costs recorded for Engineering for the nine months ended September 30, 2000 were $940,020, which is $113,443 more than the nine months ended September 30, 1999. The increase is a combination of higher personnel and outside service costs for product development in 2000 compared to higher prototype costs in 1999, costs associated with discontinued development of a high speed optical component as well as a high level of engineering effort expended in the third quarter of 1999 on a customer order. The third quarter of 2000 also includes $200,000 of development costs expensed as a result of the Company's reorganization.

SELLING AND MARKETING

         For the nine months ended September 30, 2000, Selling and Marketing costs were $1,345,814, approximately $353,000 more than the same period of 1999. The Optical Products Unit's increase in Selling and Marketing costs were a result of higher personnel costs as well as higher costs for literature, advertising and trade shows. Higher collateral material for new product offerings in 2000 also accounted for a part of the increase in expenses of this business unit. The increase in the Video Communications Unit was a result of higher advertising, literature and collateral material costs as well as increased travel costs to customers.

GENERAL AND ADMINISTRATIVE

         These costs increased to $2,018,020 for the nine months ended September 30, 2000 from $1,623,279 in the same period of 1999. The increase in these costs result from higher personnel costs, higher professional fees, the costs associated with the Company's SEC filings and a $100,000 charge in the third quarter of 2000 associated with the Company's reorganization. The increased costs for the nine months ended September 30, 2000 also include costs associated with the Company's 2000 Annual Meeting that was held in the second quarter of 2000. The 1999 Annual Meeting and costs associated with it were recorded in the forth quarter of 1999.

OTHER EXPENSES

         The increase of $1,867,696 to $2,164,470 in the nine months ended September 30, 2000 from the same period of 1999 is due to increased levels of borrowing of the Company's bank line-of-credit as well as a write off of intangibles and goodwill as a result of the conclusion made by management of the Company that the value of the underlying assets had been impaired. The write off of Leasehold Improvements in 1999 was incurred when the Company consolidated offices.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $1,718,794 at September 30, 2000 compared to $51,314 at December 31, 1999 and reflects the cash generated by the sale of common stock by the Company at the end of June 2000.

         During the first nine months of 2000, the Company used $1,839,141 in operating activities compared to the $440,644 used in operating activities in 1999. For 2000, the Company's net loss of $4,646,060 was offset by non-cash items of depreciation and amortization of $584,767, a $265,348 decrease in inventories, a decrease in other assets of $247,817 and an increase in deferred taxes of $228,288.

         The Company invested $187,852 in 2000 in capital equipment to support its employees and its manufacturing and research and development activities compared to the $209,869 invested in these items in 1999.

         In the first quarter of 2000, stock options on approximately 170,000 shares were exercised and provided funds to the Company, based on the exercise price of the stock options, in the amount of $1,037,828. These funds were used for operating and investing activities.

         In the second quarter of 2000, the company received $272,411 from the sale of 50,000 shares of common stock that had been registered by the Company through the filing of a Form S-2 in May of 2000. These funds were used for operating and investing activities.

         In July 2000 the company completed the private placement of 140,000 shares of its common stock for $500,000. In addition, there were warrants issued on options to purchase an additional 40,000 shares of the

Company's common stock in the future. These funds were used for operating and investing activities.

         In August 2000, the Company received $4,046,905 from the sale of the remaining 450,000 shares of its common stock registered by the Form S-2A in May of 2000. These funds were used for operating and investing activities as well as to pay off the Company's bank line-of-credit.

         The Company has a working capital line-of-credit with a bank for an amount up to $1,700,000 with interest at the bank's prime rate plus one and one-half percent. The amount available is based on a percentage of eligible receivables and inventories. On May 25, 2000 the Company renewed its working capital line-of-credit until May 31, 2001 under substantially the same terms except that the interest rate increased 50 basis points to one and one half percent above the bank's prime rate. This rate will return to one percentage point above the bank's prime rate when the Company is in compliance with the bank's debt coverage covenant. In September 2000, the Company paid off this line-of-credit with proceeds from the sale of is common stock.

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

         The Company believes that its current cash, cash from operations and borrowings under its bank line-of-credit are adequate to fund its operations for the next twelve months. However, the Company may pursue additional funding, either public or private debt or equity financing.

         Company backlog at the end of September 30, 2000 was $2,124,000.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         On June 2, 2000, Optelecom was granted a preliminary injunction against Anthony DeVito, former Optelecom Vice President of Sales and Marketing and Meridian, Inc. Specifically, DeVito is enjoined from using Optelecom trade secrets and confidential information during the pendency of any litigation, and Meridian was enjoined from employing DeVito in any capacity until September 28, 2000. The Company intends to pursue this issue until a final satisfactory resolution is achieved.

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

         ITEM 2 - CHANGES IN SECURITIES

         In May of 2000, the Company filed a Form S-2A with the Securities and Exchange Commission whereby the Company registered an additional 500,000 shares of its common stock, $.03 par value shares to be sold on the open market when the Company deemed it appropriate.

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

         Use of Proceeds

a)   Date of Sale of Securities:        June 2000           50,000 shares of $.03 par value, common
                                        August 2000         450,000 shares of $.03 par value, common

b)   Securities sold through Branch Cabell and Company, Richmond, VA



f)   Registration Statement:                                           Form S-2A

     (1)Effective Date:                                                June 20, 2000

     (2)Date Offering Commenced:                                       June 25, 2000

     (4) (i)   Date of sale of last securities under offering:         August 30, 2000

         (iii) Securities Sold                                         $.03 par value, common

         (iv)  Amount Registered                                       500,000 shares of $.03 par value
                                                                       common

               Aggregate Price of Offering                             $2,625,000

               Amount sold:                                            500,000 shares of $.03 par value
                                                                       Common

               Aggregate offering price of shares sold:                $2,625,000

         (v)   Reasonable estimate of expenses incurred:
               (B)  Direct or indirect payments to others              $50,000

              (vi)  Net proceeds to Company:                           $4,319,316

              (vii) Use of proceeds
                    (B)   Direct or indirect payments to others:

                              Repayment of Indebtedness:               $1,700,000

                              Working Capital (reasonable estimate):      700,000

                              Temporary Investments                     1,919,316

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

                                                     OPTELECOM, INC.


Date:    November 14, 2000       /s/ Irving Zaks
                                 ____________________________________
                                 Irving Zaks, President and Chief Executive
                                 Officer

Date:    November 14, 2000       /s/ Thomas F. Driscoll
                                 _____________________________________________
                                 Thomas F. Driscoll, Vice President of Finance
                                 and Administration and Treasurer