Form 10-K405
period 2000-12-31
OPTELECOM INC
filed 2001-03-29
CIK 275858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000
                            Commission File Number
                                OPTELECOM, INC.
                                ---------------
            (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 21, 2001, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $5,269,172 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 21, 2001, the registrant had outstanding 2,810,225 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I
Item 1.  BUSINESS

GENERAL

Optelecom, Inc. is a Delaware corporation whose business activities began in 1972. Optelecom's early business commenced with the design and delivery of specialized laser systems and fiber optic communications products for the defense arm of the Federal government. More recently, we successfully transitioned from having a significant number of military customers to a contemporary industry provider of copper and fiber optic based communications products for commercial and government customers. We have focused on providing integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.

Optelecom restructured its operations in the third quarter of 2000 into two business segments: the Optical Products unit (OP) which develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and Government clients, and the Video Communications unit (VC) which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.

Optelecom's primary objective for calendar year 2000 was to execute a transition from a technology rich company driven by the demands of a narrow customer set (primarily the government), to a company whose technology rich assets would respond rapidly and efficiently to the demands of a broad marketplace and in doing so increase shareholder value. In order to meet these objectives, we needed to renovate our processes, engage a new management team, identify and penetrate new vertical markets, and develop the execution strategy to implement the changes in a profitable fashion. At year's end, new processes are in place, our product set has been enriched, addressable vertical markets were identified, and increased distribution channels are in the process of being established. The rebuilding phase is well underway, and it is anticipated that the effects of those initiatives will be measured in increased revenue.

Fiber optic communications equipment is the main thrust of Optelecom's sales. The general marketplace is experiencing a continued period of both unprecedented growth and continuous change as the industry emerges from its infancy. Technology development is constantly and rapidly improving the capability to transmit ever increasing data rates over even greater distances with fiber-based communication systems. To increase our operating efficiencies, we recently decreased the number of different individual product types. We expect that this will have the effect of decreasing inventory costs, decreasing the complexity of our product set, and reducing the logistics considerations of providing ongoing customer support, while having little, if any, effect on our sales revenue. In addition, we expect the introduction of our Digital Video line of transmission products to provide our customers with a robust family of technically advanced product with a price performance ratio that leads the market for its application. Positive customer response to this product is anticipated.

In addition to the fiber market, we are addressing an emerging marketplace, which has developed as a result of the significant quantity of Category 5 (CAT5) and High Frequency Cable (HFC) that exists as an installed base both domestically and internationally. Paragon, our wholly-owned UK subsidiary, has provided us with the market guidance necessary for the development of a family of new products to deliver integrated Video, Audio, and Data information over CAT5 cable. It is anticipated that this will place us in a position to compete effectively in this rapidly expanding market.

Although we will continue to address the needs of the U.S. Government, we do not consider this to be a significant driver of our revenues and profit. The government business that remains has been incorporated in the Optical Products unit. We do not anticipate significant growth in government business since demand for fiber based telecommunications systems is currently much greater in the general marketplace than in the government.

The table below displays the Company's three-year revenue and operating loss by segment:

-------------------------------------------------------------------------------------------------------------------------
                                   2000                              1999                              1998
                      ---------------------------------------------------------------------------------------------------
                                        Operating                         Operating                           Operating
                                         Income                            Income                              Income
 Operating Unit          Revenue         (Loss)          Revenue           (Loss)           Revenue            (Loss)
-------------------------------------------------------------------------------------------------------------------------
Optical Products      $  8,592,230   $ (2,407,463)     $  9,440,804     $  267,964        $ 10,291,962     $   (278,342)

Video Communications  $  2,084,599   $   (756,722)     $  3,196,088     $ (102,847)       $  6,041,787     $   (374,998)
-------------------------------------------------------------------------------------------------------------------------

Company Totals/(1)/   $ 10,676,829   $ (5,385,643)     $ 12,636,892     $ (185,856)       $ 16,333,749     $ (2,702,153)
-------------------------------------------------------------------------------------------------------------------------

1) Company totals include corporate expenses. See Note 12 of the Notes to the Financial Statements for segment information.


PRODUCTS AND MARKETS
--------------------

OPTICAL PRODUCTS UNIT (OP)

The Optical Products unit addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. The majority of its current and future revenues are derived from several niche markets that leverage the advantages of fiber optic telecommunications to solve their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications. Verticals that offer future sources of revenue include Video Teleconferencing, Healthcare, and Broadcasting market opportunities. The OP unit offers many product solutions to address our customers' needs. The OP products are classified into the following categories:

Data Communications Products
----------------------------

Data Communications Products include a comprehensive family of fiber optic modems that incorporate standard telecommunications protocols. The market applications for these products include specialty data and timing distribution modems for the military, aerospace and satellite earth station markets as well as commercial, industrial, traffic control and surveillance markets.

These products are included in or are compatible with products in our Series 9000 product line, as discussed in the next paragraph.

CCTV & Broadcast Video (FM), Audio and Data Products
----------------------------------------------------

This category includes fiber optic video only, audio only, video and data, audio and data, and video, audio and data products, which use our traditional Frequency Modulation (FM), Pulsed Frequency Modulation (PFM) and Pulsed Coded Modulation (PCM) transmission techniques. Most of these products are included in our 9000 series product line, which began shipping in late 1998, with a full promotion being launched in March of 1999. Initial product offerings were an eight-channel video multiplexer, a four-channel video multiplexer with bi-directional data and/or audio and a new rack mount chassis and power supplies which provide dense packaging and operate over a wide temperature range. During 1999, additional modules were added which expanded the number of video channels and a four-channel audio multiplexer. The series also includes a Windows based Graphical User Interface System Management Software which allows the user to view the operating status of the whole fiber optic transmission network from a PC, greatly facilitating maintenance. Markets for these products include video surveillance, intelligent highways, robotics, process control, military, distance learning and simulation markets.

High Resolution RGB Video Transmission Products
-----------------------------------------------

Red Green Blue (RGB) Video Transmission Products include those used to remote a high-resolution display, such as a monitor or projector, from the video source. Because of the high bandwidth and fidelity required to transmit these signals, fiber optics may be the only means to transmit them farther than a few hundred feet. While relatively low resolution VGA video, in the 600 x 400 pixel range, may be transmitted via copper using copper baluns (such as offered by Paragon) up to distances approaching 1000 feet, the bandwidth required to transmit ultra high resolution 2048 x 2048 pixel RGB video limits the transmission distance possible over copper to less than 100 feet. Optelecom is not aware of any other fiber optic RGB video transmission system that meets the performance characteristics of the high resolution RGB products that we offer. Applications for this technology include air traffic control, military control rooms, remote conference rooms, financial trading desks and process control.

Uncompressed Digital Video Products
-----------------------------------

Uncompressed digital video products provide an extremely high quality video signal and maintain this quality at distances far exceeding the capability of FM and PFM equipment. The bandwidth required to achieve this performance is considerably greater than that needed for lower video quality systems, however, the enormous bandwidth capacity of fiber optic transmission media provides an obvious path for utilization of digital video technology. Additionally, since the video transmission format is strictly digital, it can be easily combined with digitized voice and digital data streams. This feature facilitates switching and multiplexing of a variety of signals which is far more easily accomplished than with PFM systems. Beginning in the year 2000, Optelecom began development of a series of digital video products that extend and supplement the features offered by our PFM video equipment. This development effort was essentially completed by the end of the year.

Products include one, four, eight, and sixteen-channel video systems with integrated voice and data channels, offering near-broadcast quality performance. All of these new products incorporate the features of our PixelVue Graphical User Interface system management software and share a common mechanical interface with many of the legacy PFM video products.

The totally modular approach used in the digital system design architecture will reduce the inventory and logistical support investment required to address the anticipated demand for these products. Initial marketplace reception has been extremely positive and new applications involving a combination of our other product offerings with the capabilities of the digital video equipment are being constantly proposed. We expect the superior performance of the digital video systems to expand the markets we can address and enhance the capability of our systems in existing markets.

Compressed Digital Video Products
---------------------------------

Applying our expertise in video communications, we have developed a low cost, high quality, compressed digital video product that leverages the advantages of new technology recently made available to the marketplace. Joint Photographic Expert Group (JPEG) and Motion Picture Expert Group (MPEG)II have become defacto compression standards embraced by the consumer and other electronics marketplace. The products we have developed will replace the older family of compression products since its low cost, high performance characteristics will render the previous family obsolete.

These products involve the digitization and compression of National Television System Committee (NTSC) and Phase Alteration Line (PAL) video signal sources, allowing transmission via T1, E1, or Ethernet, via IP (Internet Protocol). Our plans include offering these products to the security and traffic markets immediately, and leveraging our knowledge of these compression standards and products to other markets whose users are turning to video communications as a way to increase productivity. The explosive growth of the Internet dictates the need for low cost, high quality compressed digital video for use over various private and public networks. We plan to provide the transmission products to meet these market needs.

Electro Optics Products
-----------------------

In late 2000, the Electro Optics group, previously part of the Government Products Division, was combined with the Optical Products unit. The group continues to focus on Interferometric Fiber Optic Gyros (IFOGs), which are rotation-sensing instruments that are replacing mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise derived from prior activities to develop winding technology for IFOG coils and to manufacture these coils in production. In 2000 continued improvements were incorporated to increase production capacity in anticipation of increased requirement of these coils for the optical switching industry. This industry utilizes the delay characteristics of these coils for equalization purposes within the optical switch design.

VIDEO COMMUNICATIONS UNIT (VC)

The Video Communications unit designs, manufactures, and markets electronic products and systems for multi-media applications utilizing unshielded twisted-pair copper or "structured" Category 5 (CAT5) cabling for in-house computer data networking applications. Initially, this business unit is comprised of the Paragon AV business that was restructured during 2000 to permit management emphasis on the delivery of quality products to this marketplace. These products include baluns (Balanced to Unbalanced) devices that match the different impedance of traditional coaxial and data networking cables. The use of active baluns with higher-grade cables and high performance integrated circuit devices facilitates the transmission of high-resolution video, voice and data signals without noticeable signal degradation. In addition, Television transmission tuners for the receipt and distribution of Cable TV channels over CAT5 cable have been developed and are being offered to the European and Asian markets. These TV tuners are specifically designed to provide business television services to financial markets.

Structured cable communications systems and fiber optic communications systems offer comparable services in some applications and have distinct advantages or disadvantages in others. For example, the use of baluns with structured cabling has become common for in-house computer networking applications, while fiber optic systems afford increased distance and higher bandwidths to information systems. The Company has restructured the efforts of our Paragon AV subsidiary by limiting the products offered to those components needed for the display and integration of multimedia information at the user's desktop. This will enable the Video Communications unit to address the market with a narrow set of products that are highly differentiated and address a sizeable market. Recently, the Company has invested in the development of product for this market to maximize the Company's profitability in this market. The Company will continue to evaluate and tradeoff the internal development of competitive products for this market, versus the procurement of these products from external sources and resale by the Video Communications unit to the customer.

SALES AND MARKETING
-------------------

OPTICAL PRODUCTS UNIT

The Optical Products unit sells its products domestically through direct sales, select commercial integrators, and resellers. In addition, Optical Products has entered into several OEM agreements to leverage other vendors' market penetration superiority in markets that we do not specifically address. Foreign sales are made through agents and OEM accounts.

During 2000, we focused our resources on developing additional sales and distribution channels. A formal integrator and representative support program was developed and implemented. This includes an integrator support manual, marketing support materials, standardized contracts, consistent sales policies, a training program, a communications program, and web site support. The foundation support program has enabled Optelecom to add several domestic and international partners, which will facilitate future revenue growth.

Specifically, we added seven representatives, and four integrators domestically; internationally we added seven additional integrators. We expect this number to double in 2001 as we further expand our market share of our fiber transmission products. In addition, we have implemented a training program in the fourth quarter and completed training of 15 personnel from 10 companies worldwide. This training initiative will continue with quarterly training courses offered to our representatives, integrators, and other customers.

The sales process for new contracts generally requires a significant investment in time and money and takes several months. During 2000, we restructured our sales force, and processes in order to address the marketplace. This process involves senior executives, sales and engineering personnel, systems integrators, and product representatives. The sales group works together to specify and apply highly technical products in the intelligent transportation control and surveillance markets. Specifying our product to potential customers and assisting them in establishing solutions to their system requirements, develops a high degree of customer intimacy and confidence. This relationship is then converted to a decision making process which ordinarily leads to orders and customer fulfillment. The upside is the ability to "pre-qualify" our products versus the competitions; the downside is a very long and involved sales process.

During 2000, we invested in the development of new collateral material necessary to allow the marketplace to fully evaluate our product offerings prior to the commencement of a lengthy sales engagement. The material includes detailed "specification ready" language to permit prospective customers to easily write their specifications and conveniently choose our product if they so desire. In addition, a new and fully responsive Web Site has been developed to enable the convenient and rapid dissemination of information required by our distribution channel personnel, and other interested parties to gather information necessary to select our equipment. In the future, the Web site will be expanded to enable "registered users" to access Optelecom's infrastructure to order, check status, and process their accounts.

The Optical Products segment also addresses the emerging electro optics market. In 1993, Optelecom developed the interferometric fiber optic gyros (IFOGs) sensing coil technology for the government. This experience together with our prior experience in the development of fiber is expected to provide opportunities for revenue growth. Currently, demand for gyro coils is expected to increase over the next few years from commercial markets and our sales and marketing approach will be modified to meet the anticipated increase in market demand. Revenue from manufacturers of custom optical fiber gyro coils represented the majority of income for our electro-optic products in 2000 and is expected to increase in 2001 due to the use of these coils in equalization schemes which are essential to the design of newly emerging fiber optic switching systems.

VIDEO COMMUNICATIONS UNIT

The Video Communications unit has developed partnerships with suppliers of "system component" products, where the partner has strong technical expertise but very weak routes to market or poorly developed integration skills. These products include multi-functional keyboard solutions, specialized graphic display adapters and video conferencing systems.

This business model enables us to deliver a broad portfolio of products, establishing a single source of cohesive multimedia solutions and integration services to the financial marketplace. This has enabled us to derive additional revenue from our existing client base, to appeal to new prospects within the financial marketplace, and to address new markets. We plan to take these products to market by incorporating these products in our offering and adding them to our newly developed distribution channels worldwide.

In late 2000, Paragon AV formed the primary element of the Video Communications unit; simultaneously, new products were developed and introduced by us to compete efficiently in the CAT5 video distribution market. The unit currently offers technical consulting and various product solutions consisting of both our proprietary products as well as third party products. We have stayed ahead of the evolving requirements within the financial marketplace. Our product offerings now range from complex integration of video delivery to the individual user desk through video distribution technologies to multiple users.

In 2001, we anticipate developing collateral material consistent with the formats and content developed for the Optical Products unit, and incorporate Video Communications into the Optelecom Web site. Sales and distribution channels of the Video Communications products will be expanded to include the channels utilized by the Optical Products unit.

RESEARCH AND DEVELOPMENT

                                                                           2000                1999                 1998
Expenditures on Company sponsored research and development
activities                                                             $ 1,033,000           $ 731,000           $ 1,309,000

During 2000, we invested in the development of several new products. These products will permit us to increase our penetration of the present vertical markets we serve by permitting our customers to increase bandwidth at reduced price points. It is anticipated that the new Digital Video (DV) products, both compressed and uncompressed, will gain significant market share due to their extremely high reliability, increased bandwidth/channel capacities, and robust video compression techniques.

The compressed DV product will be completed during the first quarter of 2001, and will be a cost effective transmission product for the MPEGII video delivery marketplace. Other significant engineering efforts include the ongoing upgrade and improvement of our current product line, and the introduction of several new products for the for Video Communications unit. These include: Television distribution hardware, Active Baluns, and remote PC extensions that permit high quality broadcast video to be distributed over CAT5 structured cable. There are significant markets both domestically and internationally for these products.

MANUFACTURING PROCESSES

QUALITY ASSURANCE

Beginning in mid-1996, Optelecom initiated a corporate-wide effort to implement a Quality Assurance system fully compliant with the requirements of ISO-9001 (an internationally recognized quality system standard for companies that design and manufacture products). In June 1996, all operating segments received certification to the standard. This certification was re-validated in July of 2000.

OPTICAL PRODUCTS

The Optical Products unit performs routine and specialized manufacturing, assembly, and product testing functions in our corporate headquarters. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in our business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. The number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited. Although we have negotiated long-term supply contracts with some of these vendors certain components are becoming more difficult to obtain as general demand for all electronic optical components has been increasing.

During 1999 and 2000 we invested in the design and manufacture of additional winding machinery to meet customer demands for E/O products. Currently, four machines are employed in satisfying contract winding production requirements. The number of companies from which we obtain raw materials and optical fiber to meet these requirements is limited; however, we do not anticipate any problems with adequate supplies.

VIDEO COMMUNICATIONS

The Video Communication unit currently subcontracts all product manufacture and is utilizing the Optical Products' manufacturing capabilities to the greatest extent possible and where practical. It is our intention to maintain this practice in the short term.

COMPETITION

The two business segments of Optelecom compete in separate and distinct markets. Optical Products has two product lines; fiber transmission, and electro optical products. Both lines address independent market segments and have distinct sales channels.

The fiber transmission products compete with other companies of roughly equal size that have similar resources. We estimate that the total market for Optelecom transmission products to be in excess of $4 billion in 2001. The size of the traffic and security surveillance markets, which we presently address, is estimated to be approximately $250-300 million worldwide. The competition in the traffic and security surveillance markets has mature sales channels that allow for their continued market penetration in both domestic and international markets. We anticipate that the expansion of Optelecom's sales and distribution channels worldwide, initiated in 2000, will provide us with competitive advantages in 2001. In addition, our products contain two technologies that are in limited supply to these markets; the compressed and uncompressed Digital Video products. While analog products are widely available in all of our competition's product set, our new digital and MPEG products are not. We expect that this will give us a competitive advantage.

Strategic alliances and OEM agreements with our competitors who do not wish to invest to develop their own digital products will enable added revenues.

The Electro Optical product competes with large defense contractors that dominate the market. These companies have greater marketing, manufacturing, financial, research, and personnel resources than Optelecom. Furthermore, as Department of Defense contracting activity has declined, these companies have started to compete in markets that were primarily addressed by companies with resources similar to Optelecom's. As a result, our E/O products are at a competitive disadvantage when competing against prime contractors. There are however some prime contractors that have begun subcontracting with us to use Optelecom's technology to fulfill their contract obligation.

Video Products competes primarily with both large and similar sized companies that have similar products and address worldwide markets in financial market data information and business television services. These markets have numerous suppliers. However in the area of CAT5 distribution of video, only a small number of companies compete for this narrow market segment. With the introduction of technically superior products, aggressively priced and well supported, we believe that we can capture a sizeable share of this lucrative market.

SEASONALITY

Optelecom's products are based on communications equipment technology. As such, seasonality does not materially affect our revenues.

PATENTS

Although Optelecom holds certain patents, our business as a whole is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from other parties.

BACKLOG

At the end of 2000, the backlog for each business segment was as follows:
Optical Products Unit $1,080,308; Video Communications Unit $98,053.


EMPLOYEES

At December 31, 2000, a total of 66 full-time employees worldwide were employed at Optelecom, including 16 in research, development and engineering, 18 in sales, marketing and service, 22 in manufacturing and 10 in general management, administration and finance. The number of employees by operating segment is as follows: Optical Products Unit - 56; Video Products Unit -10. We intend to hire additional personnel during the next 12 months in all areas except general management, administration and finance. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that we will be successful in attracting and retaining such personnel. Our employees are not represented by any collective bargaining organization and we consider our employee relations to be good.

RISK FACTORS

The statements contained in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding Optelecom's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Optelecom's business and strategies, product markets, sales, marketing, customer support and service, research and development, manufacturing, competition, backlog, employees, financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under "Risk Factors" in this Report on Form 10-K. The fact that some of the risk factors may be the same or similar to Optelecom's past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Fluctuations In Financial Performance

Optelecom has experienced and may in the future continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, among other things, changing technology, new product transitions, delays in new product introductions, shortages of system components, changes in the mix of products and services sold, the timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are limited in our ability to reduce expenses quickly in response to any revenue shortfalls, therefore Optelecom's business, financial condition, and operating results could be adversely affected if increased revenues were not achieved.

Dependence On Major Customers

Historically, a relatively small number of customers and the US government have accounted for a significant portion of Optelecom's revenues in any particular period. For the twelve months ended December 31, 2000 approximately 20% of our revenues were accounted for by sales to four commercial customers. We anticipate that this dependence of sales of our products to relatively few customers will diminish in magnitude over the next few years. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future product generations, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that Optelecom's current customers will continue to place orders with us that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect Optelecom's business, financial condition and operating results.

Technological Change

Optelecom's products are sold in markets that are subject to rapid technological change. Our future success will depend in part upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing such products or producing enhancements that meet these changing demands, that Optelecom will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Our inability to develop and introduce new products or product enhancements in a timely manner, or our failure to achieve market acceptance of a new product could have a material adverse effect on Optelecom.

Competition

We face intense and increasing competition from a large number of competitors, some of which are larger than Optelecom and have larger product development, research and sales staffs. We believe that the products developed in mid and late 2000, and the additional product functionality that is being added in the first quarter of 2001 will position us to compete effectively through 2001 and well into 2002. There can be no assurance, however, that our competitors will not develop products that are as or possibly more effective than ours. We continuously monitor our competitors' product introductions to evaluate our readiness to compete.

Paragon Operations

Paragon Audio Visual Ltd. ("Paragon") was acquired in December 1997. The integration did not go smoothly and a great amount of time and resources were expended in 1998 and 1999 to integrate Paragon within Optelecom.

Paragon's management team, which has been in place since the second quarter of 1999, made much progress in 2000 to return the business to profitability, primarily through reduction in operating costs. Continued integration with the US office is planned for the first quarter of 2001, and with that even a further reduction in operating expenses is anticipated. In addition to offering their own video communications products, the Paragon office in London will add optical products to their offerings. Thus, they are expected to provide an additional sales channel into the UK and throughout Europe in 2001.

Optelecom expects Paragon to return to profitability in 2001 by increasing its revenue while maintaining its much-reduced cost structure. However, there can be no assurance that profitability will, in fact, be achieved.

With Paragon, Optelecom expects to expand its presence in international markets and may in the future derive an even more significant portion of its revenues from these markets. Our current and future international business activities are subject to a variety of potential risks, including political, regulatory and trade and economic policy risks. We will also be subject to the risk attendant to translations in foreign currencies. These factors could have a material adverse effect on Optelecom.

Future Capital Needs; Uncertainty Of Additional Funding

Optelecom believes that our existing capital resources and future operating cash flows will generate the funds needed for our long-term cash requirements. If our growth rate should exceed expectations, or if we should fail to generate the anticipated operating cash flows, Optelecom would be required to seek additional funding. In those circumstances, we would consider public or private debt or equity financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If issuing equity securities raises additional funds, further dilution to existing stockholders may result. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate its product research and development and overhead costs.

Need To Attract And Retain Key Employees

Optelecom is substantially dependent on the business and technical expertise of our senior management and on our ability to attract and retain key management and technical employees. The loss of members of senior management or of other key employees or our inability to attract and retain other employees with necessary business or technical skills in the future would have a material adverse effect on Optelecom's business.

Price Volatility In Public Market

Optelecom's Common Stock currently trades on the NASDAQ SmallCap Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that may be unrelated to our operating performance. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of Optelecom or our competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by Optelecom or our competitors, regulatory developments in both the United States and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in our operating and product development results, may have a significant impact on the market price of Optelecom's Common Stock.

Absence Of Dividends; Dilution

Optelecom has not paid any cash dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future. Dilution will occur upon the exercise of outstanding stock options and may occur upon future equity financing that could be required to fund operations.

Item 2.     PROPERTIES

Optelecom leases property at 9300 Gaither Road, Gaithersburg, Maryland, located near Washington, DC. This facility has 21,000 square feet of space and a monthly rent of $18,664. The lease expires on August 31, 2002. The facility is in good repair and is adequate for Optelecom's current requirements. Paragon rents facilities in Beedon and London, England, and they consist of approximately 3,300 square feet of office space. Current monthly rent is approximately $4,872. These leases expire in March 2001, are all in good repair, and are adequate for current requirements. As part of our continued restructuring of Paragon, we anticipate reducing the size of the Beedon facility, as we transition administrative responsibilities to the US, and the resulting reduction in staffing needs are eliminated. Thus we anticipate that the lease for approximately half of the space will not be renewed.

Item 3.     LEGAL PROCEEDINGS

On June 2, 2000, Optelecom was granted a preliminary injunction against Meridian, Inc. and Anthony DeVito, former Vice President of Sales and Marketing. Specifically, DeVito is enjoined from using Optelecom trade secrets and confidential information during the pendency of any litigation, and Meridian was enjoined from employing DeVito in any capacity until September 28, 2000. A jury trial is scheduled to commence on May 21, 2001 to adjudicate this matter. We intend to pursue this issue until a final satisfactory resolution is achieved.

From time to time, Optelecom is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report, except as described above, Optelecom is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, financial condition or results of operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders in the fourth quarter.

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Optelecom's Common Stock, $0.03 par value (Common Stock) is traded in the over-the-counter market. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the two years ended December 31, 2000 and 1999, respectively. Such quotations do not necessarily reflect actual transactions.

                                                     Bid Price
                                                     ---------

          Quarter Ended                     High                 Low
          -------------                     ----                 ---

          December 31, 2000              2 3/16          -    1 9/16
          September 30, 2000             7.0             -    6 1/8
          June 30, 2000                  5 3/16          -    4 11/16
          March 31, 2000                 9 3/4           -    6 1/8

          December 31, 1999              6 1/2           -    1 5/8
          September 30, 1999             3 1/16          -    1 3/4
          June 30, 1999                  3 1/2           -    2 1/4
          March 31, 1999                 3 3/4           -    2 5/16


There were approximately 615 record-holders of the Common Stock as of 12/29/00.

Optelecom has not declared any cash dividends to date and does not expect to do so in the foreseeable future.

Item 6.     SELECTED FINANCIAL DATA

Set forth below is selected financial data for Optelecom's most recent five fiscal years.

                                                       Year Ended December 31,
                                2000            1999            1998            1997           1996
-------------------------------------------------------------------------------------------------------
Net Revenue                 $ 10,676,829    $ 12,636,892    $ 16,333,749    $ 12,271,057   $  8,910,263
Net (Loss) Income           $ (5,998,852)   $   (211,359)   $ (2,811,344)   $    948,729   $    722,081
Basic (Loss) Earnings per
Common Share                $      (2.53)   $      (0.10)   $      (1.34)   $       0.51   $       0.41
Diluted (Loss) Earnings
per Share                   $      (2.53)   $      (0.10)   $      (1.34)   $       0.48   $       0.39
Total Assets                $  6,872,492    $  8,615,614    $  8,631,948    $ 12,209,741   $  4,466,463
Long-Term Obligations       $    585,963    $  1,380,575    $  1,726,672    $  2,291,668   $     11,607
Stockholders' Equity        $  2,958,998    $  2,896,620    $  3,290,632    $  5,799,819   $  3,041,631
Cash Dividends Declared
per Common Share            $        .00    $        .00    $        .00    $        .00   $        .00

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 versus 1999
----------------

Revenue on a consolidated basis was lower by $1.96 million or 15.5% in 2000 compared to 1999. Sales fell in both the Optical Products Unit and Video Communications Unit, as further detailed in the operating segment discussion which follows. A significant factor in the loss of sales was the Company's transition from a focus on government and military customers to a focus on commercial clients. Another significant factor was restructuring that occurred in both units, particularly in the sales and marketing areas.

Gross Profit was $3.2 million compared to $4.3 million in 1999, primarily caused by the loss of revenue. The overall gross margin also decreased from 33.7% in 1999 to 30.1% in 2000. A large factor in this drop was the inventory write-off of $700,000 ($500,000 for Optical Products and $200,000 for Video Communications Products), representing 6.6 % of sales.

Operating expenses were $8.6 million in 2000 compared to $4.4 million in 1999. Included in the 2000 expense is a $1.9 million write-down of the goodwill and other intangibles associated the Paragon acquisition. Also included is approximately $700K of unusual and infrequent costs: $100K was associated with the development of new marketing materials and integrator support programs; and $600K was associated with management and organizational restructuring, legal fees for the litigation against a former employee, costs for the Company's SEC registration statements, and costs associated with the implementation of the Company's new ERP software and related employee training. Improved business processes, shared distribution channels with our Paragon subsidiary, improved information systems providing an efficient communications infrastructure for our work force, and OEM partners are examples of the actions taken which are expected to effectively reduce operating expense while supporting increased revenue growth.

The 2000 net loss of $5,998,852 or $2.53 per share compared to a net loss of $211,359 or $0.10 per share in 1999. Also included is a $451,437 provision for income tax. Due to the tax losses, we determined that realization of the deferred tax assets could not be assured beyond a reasonable doubt and that a valuation allowance was needed for the entire net deferred tax asset.

1999 versus 1998
----------------

1999 revenue of $12.6 million on a consolidated basis was lower by $3.7 million or 22.6% in 1999 compared to 1998 and was primarily attributed to the lower sales of Paragon, where sales fell $2.85 million. Another significant factor in revenue loss was the winding down of a large government contract. Revenue from the government was down by approximately $580,000. Gross profit of $4.3 million was $2.1 million lower than 1998 gross profit. The decrease in volume as well as lower gross margins were both factors in lower gross profit. 1999 gross margin was 33.7% compared to 1998 gross margin of 39.0%.

In 1999, operating expenses of $4.4 million decreased by $4.6 million from 1998 operating expenses of $9.1 million. 1998 operating expenses included a $1.46 million write off of intangibles related the Paragon acquisition. In 1999, corporate and administration expenses at Paragon decreased by $1.1 million compared to 1998. Engineering costs were also lower by $760K. On a consolidated basis, Optelecom's operating loss of $186k in 1999 compared to an operating loss of $2.7 million in 1998.

After interest and the benefit for taxes, the 1999 net loss was $211,359 or $(0.10) per share. This compared to a loss of $2.8 million or $(1.34) per share recorded in 1998. Optelecom had an income tax benefit as a result of the losses from 1998 and 1999 being carried back to profits from prior years.

Operating Segments
------------------

Optelecom's products and services are categorized into two operating segments:
Optical Products Unit and Video Communications Unit. The financial results for the two operating segments have been prepared on a basis that is consistent with the manner in which Optelecom management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles.

OPTICAL PRODUCTS UNIT

                                 2000         %           1999          %          1998            %
  Net sales                 $  8,592,230    100.0    $  9,440,804     100.0    $ 10,291,962      100.0
  Gross profit                 3,035,380     35.3       3,589,245      38.0       4,915,351       47.8
  Total operating expense      5,442,843     63.3       3,321,281      35.2       5,193,693       50.5
  Operating (loss) income     (2,407,463)   (28.0)        267,964       2.8        (278,342)      (2.7)

See Note 12 of the Notes to Consolidated Financial Statements.

2000 Sales for Optical Products of $8.6 million were 9.0% or $848K down from 1999's sales of $9.4 million. $693K of the reduction was due to the completion of a large government contract. Optelecom has chosen not to pursue similar contracts, in order to focus on meeting the demands of the commercial marketplace. Furthermore, sales to two major international clients were off $632K or 28%, due to the timing of projects. This was partially offset by sales to new customers, particularly to several new integrators.

In 2000, Optical Products reorganized its sales and marketing departments. At the end of the second quarter, a new VP of Sales was hired, the sales force and sales processes were restructured, and a major emphasis was placed on developing new sales and distribution channels, both domestically and internationally. In 2000, seven representatives and four integrators were added domestically and seven integrators were added in the international marketplace. With this expansion, it is expected that our reliance on four customers to produce a large percentage of the business will be diminished in 2001. Furthermore, the consequent geographical diversification from 3 countries in Europe and Asia to worldwide sales will help diminish the impact of market conditions in any one country in 2001.

The sales restructuring began to take effect in the 4th quarter of 2000, as quarterly sales increased $1 million over the previous quarterly sales levels, to a run rate of $12 million.

2000 gross profit of $3.0 million, or 35.3% of sales, was down from 1999's gross profit $3.6 million or 38.0% of sales. The $500,000 write-down of inventory was a significant factor, representing 5.8% of sales. Lower margins have also been impacted by our reliance on a few major customers who were able to negotiate discounts. With the expansion of Optelecom's customer base, margins are expected to improve.

Operating expenses were $5.4 million in 2000, an increase of $2.1 million from 1999. Sales and marketing costs increased $507,527 over 1999, due to the restructuring of the sales force and the development of additional sales and engineering channels. Over $100K of this increase were unusual and infrequent costs, associated with the development of the integrator support manual, the marketing support materials, and the communications program. Engineering costs increased $578,795, primarily due to the increased research and development costs associated with the new digital video products, both compressed and uncompressed. Administrative costs increased $1,035,240 over 1999 costs. Approximately $600K of this were unusual and infrequent costs associated with management and organizational restructuring, higher professional fees including legal fees for the litigation against a former employee, costs for the Company's SEC registration statements, and costs associated with the implementation of the Company's new ERP software. It is expected that the result of many of these expenditures will be improved management and productivity, which will have a positive impact on operating results in 2001.

VIDEO COMMUNICATIONS UNIT

In 2000, Paragon AV formed the primary element of the Video Communications Unit.

                                          2000           1999           1998
Revenues                            $ 2,084,599    $ 3,196,088    $ 6,041,787
Gross margins                           190,242        671,665      1,450,990
Operating expenses                      946,964        774,512      1,825,988
Operating loss                         (756,722)      (102,847)      (374,998)

Video Communications Unit 2000 sales of $2.1 million were 34.8% lower than 1999's sales of $3.2 million. The decrease reflects the difficulties this unit had eliminating old products, switching to new products, and the time necessary to gain customer acceptance of these products. Additionally customer delays in anticipated projects also impacted sales. In 4th quarter, 2000, new products were introduced to compete efficiently in the Category 5 (CAT5) video distribution market. These products better match the evolving requirements of the financial marketplace, which Paragon serves.

With the volume decrease and the $200,000 write-off in obsolete inventory, 2000 gross profit was $190,242 compared to $671,665 in 1999. The gross margin percentage decreased to 9.1% from 21.0% in 1999. It is expected that margins will increase as a result of the Optical Products unit engineering and manufacturing more of the Video Communication's products.

Operating expenses of $946,964 increased by $172,452, or 22.3% over 1999 operating expenses, due to an increase in sales and marketing expenses. The operating loss in 2000 of $756,722 compared to a loss of $102,847 in 1999.

CORPORATE OPERATING EXPENSES

                                                2000         1999         1998
 Amortization of Intangibles & Goodwill      $  284,804   $  350,973   $  465,901
 Write-down of intangible Assets             $1,925,513         --     $1,462,500
 Other Intercompany Operating Expenses       $   11,141         --     $  120,412
                                             ----------   ----------   ----------

   Total Corporate Operating Expenses        $2,221,458   $  350,973   $2,048,813

In third quarter 2000, we determined that the intangible assets associated with Paragon Audio Visual, Ltd. were impaired under the requirements of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Specifically, Paragon was marketing and selling products developed, engineered, and manufactured by Optelecom. Therefore the value of the technology originally purchased has no future value to the Company. In addition, Paragon is now marketing the new products to a different client base. Therefore the old customer list has no future value. The Paragon Audio Visual, Ltd. company name has value in the marketplace only by being associated with Optelecom, Inc. and the new products and client base it is serving. Thus the value of the name would have no future value to Optelecom. Finally, as a result of the impairment of the intangible assets and the value of the other assets originally acquired, the excess value assigned over the purchase price now associated with goodwill was also impaired. The total value of the intangible assets and goodwill written off in the third quarter was $1,925,513.

OTHER EXPENSE

                                                2000         1999        1998

  Interest Expense - Line of Credit           $ 98,133     $126,760    $101,541
  Interest Expense - Long Term Notes          $168,246     $183,126    $233,208
  Other (Income) / Expense                   ($104,607)        --      $ 93,750
                                             ----------    --------    --------
      Total Other Expenses                    $161,772     $309,886    $428,499

Interest expense was $266,379 in 2000 compared to $309,886 in 1999 and $334,749 in 1998. Interest expense for 2000 decreased as result of paying down the line-of-credit in its entirety in September and the resumption of principal payments on the long-term note. Optelecom resumed use of the line of credit in the 4th quarter. In 2000 the average borrowing under the line-of-credit was $1,037,809 compared to an average of $1,200,000 in 1999. The interest rate averaged 10.65% in 2000 compared to 8.90% in 1999.

Income tax expense (benefit) was $451,437 in 2000, $(284,383) in 1999, and $(319,308) in 1998. The effective tax rate was 7.6% in 2000, (57.4)% in 1999, and (10.2)% in 1998. Due to the last three years of losses, we determined that it is more likely that the deferred tax assets may not be realized, in accordance with FASB No 109, and that a valuation allowance was needed for the entire net deferred tax asset.

Impact of Inflation

Inflation has not had any significant effect on the operations of the Company during 2000, and we do not expect it to have any significant effect during 2001.

FINANCIAL CONDITION

From 1999 to 2000, there was little change in Optelecom's Net Worth from $2,896,620 in 1999 to $2,958,998. The operating loss and consequent increase in accumulated deficit of $6.1 million was offset by a $5.9 million increase in common stock and paid-in-capital, due to the sale of common shares. In July of 2000, Optelecom completed the private placement of 140,000 shares of our common stock, $.03 par value shares for proceeds of $500,000. We also sold 500,000 shares, registered under Form S-2A, for net proceeds of $4,319,316. Additionally, proceeds from the exercise of stock options were $1,043,701.

Other key components of Optelecom's financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt. Optelecom's current ratio has increased to 1.73 at December 31, 2000 compared to 1.18 at December 31, 1999 and 1.34 at December 31, 1998. This increase is attributed to the increase in accounts receivable and a decrease in accounts payable and debt.

Accounts receivable increased this year to $3,471,767 from $2,228,726 at December 31, 2000. A significant factor in this increase was large shipments to overseas customers in the 4th quarter of 2000. For example, an October 2000 shipment totaling $360,000 to an overseas customer was covered by a 120-day letter of credit. It is our intent to insure that the majority of international shipments are covered by letters of credit. The Allowance for Doubtful accounts decreased because of the use of letters of credit, and our careful screening process for new accounts. We have been able to significantly reduce problem accounts and the need for additional expenses in the allowance. This aggressive approach will continue and all accounts receivable will be reviewed on an ongoing basis.

Inventory decreased slightly in 2000 from 1999. The key reason for the decrease was a write-off of $700,000 in the third quarter of 2000. As part of the transition to address and penetrate new markets and improve operating efficiencies, the number of products Optelecom offered was reduced and the inventory associated with those products was eliminated. The decrease due to the write-off was partially offset by an increase in productions material inventory.

Inventory levels for components of products that are ordered routinely were increased to allow Optelecom to meet customers' demands of shorter product delivery times. Furthermore, as a result of increasing general demand for electronic optical components, we are increasing our inventory of such components, in anticipation of industry wide shortages.

The following chart shows the composition of inventory for the past three years, with Paragon inventory included in finished goods:

Inventory Composition                          2000         1999         1998
Production Materials (net of allowance for
obsolescence)                               $  821,688   $  416,199   $  407,022
Work In Process                                344,694      280,680      381,659
Finished Goods                                 636,310    1,197,276    1,058,432
                                            ----------   ----------   ----------
TOTAL                                       $1,802,692   $1,894,155   $1,847,113


In 2000, fixed asset additions were $368,167, compared to $312,117 in 1999 and $505,616 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3,815,352 in 2000 compared to $701,965 in 1999. After adding back adjustments such as depreciation and amortization, write down of intangible assets, and deferred rent, to reconcile the net loss to net cash used by operating activities, the net cash usage was $3.37 million. Working capital requirements were $449,328. The working capital usage was due to a large increase in accounts receivable and a decrease in accounts payable. Accounts receivable increased by $1.2 million, primarily due to two large shipments to overseas customers in the 4th quarter, 2000. This increase was partially offset by decreases in inventory, prepaid expenses and deferred tax assets.

Cash used in investing in 2000 was $358,967 compared to $249,117 in 1999.

In 2000, Optelecom financed its operations through cash generated from financing activities, primarily through the sale of its common stock. In May of 2000, we filed a Form S-2A with the Securities and Exchange Commission whereby we registered an additional 500,000 shares of our common stock, $.03 par value shares to be sold on the open market. All 500,000 shares were sold for net proceeds of $4,319,316. In July 2000, we completed the private placement of 140,000 new, unregistered shares of our common stock, $.03 par value shares, for proceeds of $500,000. As part of this transaction, Optelecom also issued warrants on options for the purchase of an additional 40,000 unregistered shares of our common stock, $.03 par value shares. These shares were subsequently registered pursuant to a Form S-3 in November of 2000. Total proceeds from the issuance of common stock were $4,819,316. Additionally, proceeds from the exercise of stock options were $1,043,701.

In November, 2000, Optelecom filed a Form S-2 with the Securities and Exchange Commission whereby an additional 700,000 shares of our common stock, $.03 par value shares, were registered to be sold on the open market. As of March 21, 2001, none of these shares have been offered or sold. In September 2000, we utilized $1.7 million of the funds generated from the sale of our common stock to pay off in its entirety the bank line-of-credit. In the fourth quarter, we borrowed $668,536 on the line-of-credit to fund cash required for operating activities.

Optelecom has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $1,700,000 under our existing bank line-of-credit as of December 31, 2000. This bank line-of-credit expires May 31, 2001. Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt to worth ratio. Optelecom was in violation of its cash flow covenant at December 31, 2000. The bank has provided a waiver of such covenants at December 31, 2000.

Optelecom's future working capital needs will be financed by our operating cash flows and continued use of the line-of-credit. Effective new processes are in place, new products that meet the demands of our markets have been developed, and distribution channels to expand our reach into the market have been established. Our actions have been implemented in an orderly fashion and the costs to execute our strategy are well understood.

NEW ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137). The new standard was effective on January 1, 2001. Optelecom does not currently use derivatives, and has thus determined that there is no impact of these Standards on its financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the twelve months ended December 31, 2000 and 1999. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company's foreign subsidiary, Paragon.

Optelecom currently has a bank line-of-credit and various term notes payable with aggregate maximum borrowings totaling approximately $3.7 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to another 100 basis points to the current prime rate, for example, would have increased our consolidated interest by approximately $30,000 for the twelve months ended December 31, 2000. Optelecom has not entered into any hedging arrangements with respect to the interest obligations under these lines of credit.

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

              Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                                OPTELECOM, INC.


  Consolidated Financial Statements as of December 31, 2000 and 1999, and the Three Years in the period ended December 31, 2000, and Independent Auditors'
                                    Report

OPTELECOM, INC.


TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            Page
INDEPENDENT AUDITORS' REPORT ............................................     26


CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS IN THE PERIOD ENDED
   DECEMBER 31, 2000:


   Consolidated Balance Sheets ..........................................     27

   Consolidated Statements of Operations ................................     28

   Consolidated Statements of Comprehensive Loss ........................     29

   Consolidated Statements of Stockholders' Equity ......................     30

   Consolidated Statements of Cash Flows ................................     31

   Notes to Consolidated Financial Statements ...........................     32

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS ...........................     46

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Optelecom, Inc.
Gaithersburg, Maryland

We have audited the accompanying consolidated balance sheets of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principals generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, VA
March 7, 2001

                                OPTELECOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

                                        ASSETS                                      2000            1999
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    233,928    $     51,314
  Accounts and contracts receivable, net                                           3,471,767       2,228,726
  Inventories, net                                                                 1,802,692       1,894,155
  Prepaid expenses and other assets                                                  111,081         486,302
  Deferred tax asset                                                                       -         303,363
                                                                                ------------    ------------
       Total current assets                                                        5,619,468       4,963,860

Other intangible assets, net                                                              -        2,000,589
Goodwill, net                                                                             -          209,728
Property and equipment, net                                                        1,108,333       1,206,635
Deferred tax asset                                                                         -         116,410
Other assets                                                                         144,691         118,392
                                                                                ------------    ------------
TOTAL ASSETS                                                                    $  6,872,492    $  8,615,614
                                                                                ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank line-of-credit payable                                                   $    668,536    $  1,700,000
  Accounts payable                                                                 1,057,295       1,280,248
  Accrued payroll                                                                    226,260         180,934
  Other current liabilities                                                          501,431         390,249
  Current portion of leases payable                                                   46,330          46,330
  Current portion of notes payable                                                   750,000         625,000
                                                                                ------------    ------------
       Total current liabilities                                                   3,249,852       4,222,761
                                                                                ------------    ------------

LONG-TERM LIABILITIES:
  Notes payable                                                                      560,003       1,310,004
  Leases payable                                                                      25,960          70,571
  Deferred rent liability                                                             77,679         115,658
                                                                                ------------    ------------
           Total liabilities                                                       3,913,494       5,718,994
                                                                                ------------    ------------


STOCKHOLDERS' EQUITY:
Common stock, $.03 par value - shares authorized, 15,000,000; issued and outstanding, 2,809,725 (net of treasury shares of 162,672) and
1,993,885 (net of treasury shares of 162,672) shares as of 2000 and
1999 respectively                                                                     84,292          59,817
Discount on common stock                                                             (11,161)        (11,161)
Additional paid-in capital                                                        10,033,138       4,202,544
Deferred compensation expense                                                        (26,862)        (38,031)
Foreign currency translation adjustment                                              202,896           7,904
Treasury stock, 162,672 shares, at cost                                           (1,265,047)     (1,265,047)
Accumulated deficit                                                               (6,058,258)        (59,406)
                                                                                ------------    ------------
       Total stockholders' equity                                                  2,958,998       2,896,620
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                     $  6,872,492    $  8,615,614
                                                                                ============    ============

See notes to consolidated financial statements.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                 2000           1999           1998
Revenues                                      $10,676,829    $12,636,892    $16,333,749
Cost of goods sold                              7,462,348      8,375,982      9,967,408
                                              -----------    -----------    -----------
Gross profit                                    3,214,481      4,260,910      6,366,341

Operating expenses:
     Engineering                                1,593,310      1,014,515      1,773,904
     Selling and marketing                      2,084,365      1,465,389      1,870,870
     General and administrative                 2,712,132      1,615,889      3,495,319
     Amortization of Intangibles & Goodwill       284,804        350,973        465,901
     Write-down of Intangible Assets            1,925,513              -      1,462,500
                                              -----------    -----------    -----------
     Total operating expenses                   8,600,124      4,446,766      9,068,494
                                              -----------    -----------    -----------

Operating loss                                 (5,385,643)      (185,856)    (2,702,153)

Other Expenses:
     Interest Expense                             266,379        309,886        334,749
     Other (Income) Expense                      (104,607)             -         93,750
                                              -----------    -----------    -----------
     Total Other Expense                          161,772        309,886        428,499
                                              -----------    -----------    -----------

Loss before income taxes                       (5,547,415)      (495,742)    (3,130,652)

Provision (benefit) for income taxes              451,437       (284,383)      (319,308)
                                              -----------    -----------    -----------

Net loss                                      $(5,998,852)   $  (211,359)   $(2,811,344)
                                              ===========    ===========    ===========

Basic loss per share                          $     (2.53)   $     (0.10)   $     (1.34)
                                              ===========    ===========    ===========

Diluted loss per share                        $     (2.53)   $     (0.10)   $     (1.34)
                                              ===========    ===========    ===========

Weighted Average Shares Outstanding             2,373,271      2,150,318      2,098,819
                                              ===========    ===========    ===========

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, and 1998

                                                  2000          1999           1998
   Net Loss                                   $(5,998,852)   $  (211,359)   $(2,811,344)
   Foreign Currency Translation Adjustments       194,992          1,871          6,033
                                             ------------   ------------   ------------
   Comprehensive Loss                         $(5,803,860)   $  (209,488)   $(2,805,311)
                                             ============   ============   ============

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                                                       Retained
                                              Number                       Discount      Additional     Deferred      Earnings/
                                                Of          Common        On Common       Paid-in       Compens-     Accumulated
                                              Shares         Stock          Stock         Capital         ation       (Deficit)
BALANCE, JANUARY 1, 1998                     2,032,137    $    60,964    $   (11,161)   $ 3,812,638             -    $ 1,937,378
Common stock issued from exercise of
Options                                        124,420          3,733              -        292,391             -              -
Foreign currency translation adjustment              -              -              -              -             -              -
Net Loss                                             -              -              -              -             -     (2,811,344)
                                             ---------    -----------    -----------    -----------      --------     ----------
BALANCE, DECEMBER 31, 1998                   2,156,557    $    64,697    $   (11,161)   $ 4,105,029             -       (873,966)

Foreign currency translation adjustment              -              -              -              -             -              -
Shares returned to treasury                   (162,672)        (4,880)             -              -             -      1,025,919
Issuance of stock options                                                                    97,515       (97,515)
Stock based compensation                             -              -              -              -        59,484              -
 Net Loss                                            -              -              -              -                     (211,359)
                                             ---------    -----------    -----------    -----------      --------     ----------

BALANCE, DECEMBER 31, 1999                   1,993,885    $    59,817    $   (11,161)   $ 4,202,544   $   (38,031)   $   (59,406)

Common stock raised through equity
placement                                      640,000         19,200                     4,800,116
Common stock raised through the exercise
of options / stock awards                      175,840          5,275                     1,038,426
Foreign currency translation adjustment                                                                     3,221
Stock based compensation                             -              -              -              -             -              -
Forfeiture of stock options                          -              -              -         (7,948)        7,948              -
Net Loss                                             -              -              -              -                   (5,998,852)
                                             ---------    -----------    -----------    -----------      --------     ----------

BALANCE, DECEMBER 31, 2000                   2,809,725    $    84,292    $   (11,161)   $10,033,138   $   (26,862)   $(6,058,258)
                                             =========    ===========    ===========    ===========   ===========    ===========

                                              Accumulated
                                                 Other
                                             Comprehensive
                                                Income                      Total
                                                Income      Treasury     Stockholders
                                              Adjustment      Stock         Equity
BALANCE, JANUARY 1, 1998                             -             -    $ 5,799,819
Common stock issued from exercise of
Options                                              -             -        296,124
Foreign currency translation adjustment
Net Loss                                         6,033             -          6,033
                                                     -             -     (2,811,344)
                                           -----------    ----------    -----------

BALANCE, DECEMBER 31, 1998                 $     6,033             -    $ 3,290,632

Foreign currency translation adjustment          1,871             -          1,871
Shares returned to treasury                          -    (1,265,047)      (244,008)
Issuance of stock options
Stock based compensation                             -             -         59,484
 Net Loss                                            -             -       (211,359)
                                           -----------    ----------    -----------

BALANCE, DECEMBER 31, 1999                 $     7,904   $(1,265,047)   $ 2,896,620

Common stock raised through equity
placement                                                                 4,819,316
Common stock raised through the exercise
of options / stock awards                                                 1,043,701
Foreign currency translation adjustment
Stock based compensation                       194,992             -        194,992
Forfeiture of stock options                          -             -          3,221
Net Loss                                             -             -              -

BALANCE, DECEMBER 31, 2000                           -             -     (5,998,852)
                                           -----------    ----------    -----------
                                           $   202,896   $(1,265,047)   $ 2,958,998
                                           ===========   ===========    ===========

See notes to Consolidated Financial statements.

                                OPTELECOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------------------------------------------------------
                                                                                         2000            1999          1998
Cash Flows From Operating Activities
Net loss                                                                              $(5,998,852)   $  (211,359)   $(2,811,344)
Adjustments to reconcile net loss to net cash used and provided by operating activities:
    Depreciation and amortization                                                         682,918        845,394        872,165
    Write-down of intangible assets                                                     1,925,513              -      1,462,500
    Loss on sale/disposal of equipment                                                     59,155         81,730            835
    Deferred rent                                                                         (37,979)       (31,583)       (25,372)
     Stock Based Compensation                                                               3,221         59,484              -
     Return of common stock to Treasury stock, net                                              -       (244,008)             -
Change in assets and liabilities:
    Accounts and contracts receivable                                                  (1,243,041)      (802,420)     1,676,598
    Inventories                                                                            91,463        (47,042)       (94,240)
    Prepaid expenses and other assets                                                     375,221       (141,854)        40,472
    Deferred taxes                                                                        419,773        (79,639)      (125,753)
    Restricted cash                                                                             -        328,700        399,300
    Other assets                                                                          (26,299)      (118,392)             -
    Accounts payable                                                                     (222,953)       514,277       (874,489)
    Accrued payroll                                                                        45,326        (23,954)      (200,709)
    Other current liabilities                                                             111,182       (502,599)       592,464
    Income taxes payable                                                                        -       (328,700)      (399,300)
                                                                                      -----------    -----------    -----------
Net cash (used in) provided by operating activities                                    (3,815,352)      (701,965)       513,127

Cash Flows From Investing Activities
    Proceeds from sale of equipment                                                         9,200         63,000          2,972
    Capital expenditures                                                                 (368,167)      (312,117)      (505,616)
                                                                                      -----------    -----------    -----------
    Net cash used in investing activities                                                (358,967)      (249,117)      (502,644)

Cash Flows From Financing Activities
    Borrowings on bank line-of-credit payable                                           8,141,096      1,200,000      2,158,526
    Payments on bank line-of-credit payable                                            (9,172,560)      (150,000)    (1,808,526)
    Payments under factoring agreement                                                          -              -       (362,868)
    Payments on long term debt                                                           (625,001)      (416,664)      (208,332)
    Borrowings on long term debt                                                                -              -         60,000
    Payments on capital leases                                                            (44,611)       (26,907)             -
    Proceeds from issuance of common stock                                              4,819,316              -              -
    Proceeds from exercise of stock options                                             1,043,701              -        296,124
                                                                                      -----------    -----------    -----------
    Net cash provided by financing activities                                           4,161,941        606,429        134,924

Effect of currency translations                                                           194,992          1,871          6,033
Net increase (decrease) in cash and cash equivalents                                      182,614       (342,782)       151,440

Cash and cash equivalents - beginning of year                                              51,314        394,096        242,656
                                                                                      -----------    -----------    -----------
Cash and cash equivalents - end of year                                                   233,928    $    51,314    $   394,096
                                                                                      ===========    ===========    ===========
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for interest                                            $   264,234    $   309,041    $   336,250
                                                                                      ===========    ===========    ===========

    Cash paid during the year for income taxes                                        $     3,500    $     3,000    $   403,846
                                                                                      ===========    ===========    ===========
    Capital lease obligations incurred for the purchase of new
equipment                                                                             $         -    $   143,807    $         -
                                                                                      ===========    ===========    ===========

See notes to consolidated financial statements.

OPTELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company designs, manufactures and markets video communication products, specializing in transmission and distribution equipment for the delivery of real time video.

         Optelecom is organized into two operating segments: the Optical Products Unit which develops, manufactures, and sells optical fiber based data communication equipment to both commercial and government clients, and the Video Communications unit, which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Optelecom UK Limited (Optelecom UK), and Paragon Audio Visual Limited. All significant intercompany transactions and balances have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition - For revenue from commercial sales, revenue is recognized when product is delivered and accepted.

         Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 is consistent with current revenue recognition practices.

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

         Goodwill and other Intangible Assets - Intangible assets consist primarily of technology, trade names and customer lists that are being amortized on the straight-line method over their estimated useful lives, which range from three to fifteen years. Goodwill represents the cost in excess of fair value of the identifiable net assets acquired, which is being amortized on the straight-line method over 10 years. The Company periodically reviews the carrying value of intangible assets, including goodwill, for impairment under methodologies required by SFAS
         121. If the facts and circumstances indicate an asset is impaired, the asset will be reduced to its estimated fair value, as was done in the 3/rd/ quarter of 2000.

         Research and Development Costs - Research and development costs are expensed as incurred. The Company incurred research and development costs of approximately $1,032,809, $731,000, and $1,309,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

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

         Fair Value of Financial Instruments - The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2000 and 1999, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables, and the revolving credit agreement approximate their carrying amount because of the short maturity of these instruments.

         Presentation - Certain amounts from prior years have been reclassified to conform to the current presentation.


2.   ACCOUNTS AND CONTRACTS RECEIVABLE

         Accounts and contracts receivable at December 31, 2000 and 1999, consisted of the following:

                                                            2000        1999
         Accounts Receivable                             $3,523,527  $2,347,211
         Less:  Allowance for doubtful accounts             (51,760)   (118,485)
                                                         ----------  ----------
                                                         $3,471,767  $2,228,726
                                                         ==========  ==========

3.   INVENTORIES

         Inventories at December 31, 2000 and 1999 consist of the following:

                                                             2000        1999
         Production materials (Net of allowance for
         obsolescence of  $259,867 in 2000 and $411,278
         in 1999)                                         $  821,688  $  416,199
         Work in process                                     344,694     280,680
         Finished goods                                      636,310   1,197,276
                                                          ----------  ----------
         Net                                              $1,802,692  $1,894,155
                                                          ==========  ==========

         In the third quarter, 2000 it was determined that there was inventory on hand that was associated with products that were being discontinued, as part of the transition to address and penetrate new markets and improve operating efficiencies. It was thus determined to eliminate the inventory associated with those products, and the Company reduced the value of its inventory by $700,000.

4.   INTANGIBLE ASSETS AND GOODWILL

         Optelecom determined that the intangible assets associated with Paragon Audio Visual, Ltd., were impaired under the requirements of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Specifically, Paragon was marketing and selling products developed, engineered, and manufactured by Optelecom. Therefore the value of the technology originally purchased has no future value to Optelecom. In addition, Paragon is now marketing the new products to a different client base. Therefore the old customer list has no future value. The Paragon Audio Visual, Ltd. company name has value in the marketplace only by being associated with Optelecom, Inc. and the new products and client base it is serving. Thus the value of the name would have no future value to Optelecom. In the third quarter, 2000, the remaining balance of these intangibles assets of $1,735,000 was written off.

                                                           2000        1999
         Technology                                     $        -  $   800,000
         Customer lists                                          -      725,000
         Trade names                                             -    1,100,000
                                                        ----------  -----------
                                                                 -    2,625,000
         Accumulated amortization                                -     (624,411)
                                                        ----------  -----------
         Net                                                     -  $ 2,000,589
                                                        ==========  ===========

         Furthermore, as a result of the impairment of the intangible assets and the value of the other assets originally acquired, the excess value assigned over the purchase price now associated with goodwill was also impaired. In the third quarter, 2000, the remaining balance of goodwill of $190,513 was written off. The total value of the intangible assets and goodwill written off in the third quarter was $1,925,513.

5.   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                           2000        1999

         Laboratory equipment                            $1,206,859  $1,217,699
         Office equipment                                 1,644,406   1,428,121
         Furniture and fixtures                              66,620      73,103
         Leasehold improvements                             569,005     571,007
         Assets under Capital Leases                        143,807     143,807
         Office Software and Web Site Development            87,688           -
         Motor vehicles                                           -      13,318
                                                        ----------- -----------
                                                          3,718,385   3,447,055
         Less accumulated depreciation and amortization (2,610,052) (2,240,420)
                                                        ----------- -----------
         Net property and equipment                     $ 1,108,333 $ 1,206,635
                                                        =========== ===========

         In 1999 Optelecom entered into leases for computer and test equipment which are recorded as capital leases.

6.   INCOME TAXES

         Optelecom established a valuation allowance in accordance with FASB No.
         109. Due to the recent tax losses, the Company determined that it could not conclude that realization of the deferred tax assets was more likely than not and that a valuation allowance was needed for the entire deferred tax assets.

         At December 31, 2000, Optelecom has net operating loss carryforwards available to offset future taxable income of approximately $5.2 million. These carryforwards expire between 2001 and 2020. The Company also has carryforwards available for alternative minimum tax purposes, which do not differ significantly from regular net operating loss carryforwards.

         The components of the expense (benefit) provision for income taxes for the years ended December 31, 2000, 1999, and 1998 are summarized as follows:

                                        2000           1999           1998

         Current                     $   (54,110)   $  (236,456)  $  (174,487)
         Deferred                     (2,113,315)       597,073      (789,821)
         Valuation allowance           2,618,862       (645,000)      645,000
                                     -----------    -----------   -----------
                                     $   451,437    $  (284,383)  $  (319,308)
                                     ===========    ===========   ===========

         No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as Optelecom intends to reinvest those profits overseas. Optelecom's 1999 and 1998 tax provisions include the benefit of the carryback of net taxable losses to prior years. The difference between the Federal income tax expense (benefit) and the amount computed applying the statutory Federal income tax rate for the years ended December 31, 2000, 1999, and 1998 are summarized as follows:

                                                                           2000         1999        1998
                                                                           %            %           %
         Federal income tax (benefit) expense at statutory rates            (34)        (34)         (34)
         (Reduction) increase of taxes:
             State taxes, net of federal benefit                           (4.3)       (1.5)        (1.8)
             Valuation allowance related to net deferred tax assets        47.2          -         20.5
             Income of foreign subsidiary                                  (0.1)        19.2         5.6
             NOL Carryback                                                    -        (13.3)       (0.5)
             Equity adjustment related to litigation settlement               -        (13.7)          -
             Foreign Sales Commission                                         -        (15.5)          -
             Other                                                         (0.7)         1.4
                                                                           ----        -----       -----
         Effective income tax rate                                          8.1        (57.4)      (10.2)
                                                                           ====        =====       =====

         Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                                            2000         1999
         Deferred liabilities:
             Amortization                                                $        -   $   (8,632)
             State taxes                                                          -      (14,643)
                                                                         ----------   ----------
         Gross deferred tax liabilities                                           -      (23,275)

         Deferred tax assets:
             Excess book depreciation                                        42,983       43,831
             Capitalized overhead and inventory obsolescence reserve        312,611      153,267
             Accrued vacation
             Deferral of rent expense                                        36,020       33,805
             Amortization                                                    29,572       44,033
             Foreign                                                              -       90,730
              Bad debt reserve                                              147,269
              Other                                                          12,614       16,098
              NOL                                                            49,068       38,009
                                                                          1,988,725            -
                                                                         ----------   ----------
         Gross deferred tax assets                                        2,618,862      419,773

         Less: valuation allowance                                       (2,618,862)           -
                                                                         ----------   ----------
         Net deferred tax assets                                                  -   $  419,773
                                                                         ==========   ==========

7.   NOTES PAYABLE TO BANK

         Optelecom has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1.5% (11.0% at December 31, 2000). The total amount of borrowings that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory. The maximum borrowing against inventory was originally established at $400,000 but was increased to $600,000 in the fourth quarter of 1999.

         In September 2000, the Company utilized $1.7 million of the funds generated from the sale of its common stock to pay off in its entirety the bank line-of-credit. In the fourth quarter, the Company borrowed $668,536 on its line-of-credit to fund cash required for operating activities.

         This bank line-of-credit expires May 31, 2001. Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt to worth ratio. The Company was in violation of its cash flow covenants at December 31, 2000. The bank, however, has provided a waiver of such covenants at December 31, 2000 through the term of the agreement.

         Optelecom has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company. The original note principal was $2,500,000 payable in monthly installments of $52,083 through August 2002, with interest payable monthly at the rate of prime plus 1%. On September 12, 1999 the bank modified the term note whereby principal payments were suspended from September 1999 through February 2000, with interest only paid during this time. Beginning in March 2000, payments of $62,500 resumed and will continue through August 2002, the original ending date. The principal balance as of December 31, 2000 was $1,250,003. The interest rate was 10.5% at December 31, 2000 and 9.5% at December 31, 1999.

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

         The required principal payments of both notes payable are as follows:

                 2001                               $  750,000
                 2002                                  512,003
                 2003                                   12,000

                 2004                                   12,000
                 Thereafter                             24,000
                                                    ----------

                 Total                              $1,310,003
                                                    ==========

8.   COMMITMENTS AND CONTINGENCIES

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

         Paragon has leases for office and sales facilities, which expire March 24, 2001.

         As of December 31, 2000, future net minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

         Year Ended December 31,
                  2001                                      $234,500
                  2002                                       230,700
                                                            --------
                                                            $465,200
                                                            ========

         Rental expense was approximately $269,228, $365,000, and $364,000 in 2000, 1999, and 1998, respectively.

         During 1999 and 2000, Optelecom leased various computer and test equipment. All leases had terms of three years and were recorded as capital leases. The future minimum payments under these leases are:

         Year Ended December 31,           2001             $ 56,205
                                           2002               20,255
                                                            --------
                                                              76,460
         Less Amount Representing Interest                    (4,170)
                                                            --------
         Total Minimum Payments                             $ 72,290
                                                            ========

         Legal Proceedings - On June 2, 2000, Optelecom was granted a preliminary injunction against Anthony DeVito, former Optelecom Vice President of Sales and Marketing, and Meridian, Inc. Specifically, DeVito is enjoined from using Optelecom trade secrets and confidential information during the pendency of any litigation, and Meridian was enjoined from employing DeVito in any capacity until September 28, 2000. A jury trial is scheduled to commence on May 21, 2001 to adjudicate this matter. The Company intends to pursue this issue until a final satisfactory resolution is achieved.

         The Company is involved in certain other legal proceedings that arise in the ordinary course of business. Management believes that the final disposition of these matters in the aggregate, will not have a material effect on the Company's financial position, results of operations or cash flows.

9.   EARNINGS PER SHARE

         Reconciliation of the numerator and denominator for earnings per common share and diluted earnings per common share are shown below.

                                                   2000          1999           1998
Basic Earnings Per Share:
  (Loss) Income available to common
stockholders                                   $(5,998,852)  $  (211,359)   $(2,811,344)
                                               ============  ===========    ===========

Weighted average common shares outstanding       2,373,271     2,150,318      2,098,819
                                               ============  ===========    ===========

Basic (Loss) Earnings per share                $     (2.53)  $     (0.10)   $     (1.34)
                                               ============  ===========    ===========

Diluted Earnings Per Share:
 (Loss) income available to common
stockholders                                   $(5,998,852)  $  (211,359)    (2,811,344)
                                               ============  ===========    ===========

Weighted average common shares
  Shares outstanding                             2,373,271     2,150,318      2,098,819
                                               ============  ===========    ===========

Dilutive Shares                                                        -              -
                                               ------------  -----------    -----------

Diluted Shares                                   2,373,271     2,150,318      2,098,819
                                               ============  ===========    ===========

Diluted (loss) earnings per share              $     (2.53)  $     (0.10)   $     (1.34)
                                               ============  ===========    ===========

The diluted share base for the twelve months ending December 31, 2000, 1999, and 1998 excludes incremental shares of 391,687, 430,826, and 352,899 due to their antidilutive effect as a result of the company's net losses of 2000, 1999, and 1998.

10.  STOCKHOLDERS' EQUITY

         Treasury Stock - In November 1999, Optelecom filed a complaint for injunctive relief and damages against two Paragon owners and employees. In December an agreement was reached settling these charges. As part of this settlement, the Paragon individuals returned 162,672 shares of Optelecom common stock originally issued to them as part of Optelecom's acquisition of Paragon in December 1997. These shares were taken into Treasury Stock. The return of these shares reduced the amount of weighted average common shares outstanding at December 31, 1999.

         Stock Placement - In 2000, Optelecom financed its cash requirements from operations of $3,708,048 through cash generated from financing activities, primarily through the sale of its common stock. Total proceeds from the issuance of common stock was $4,819,316. As part of a transaction, warrants to purchase an additional 40,000 shares of Optelecom's common stock, $.03 par value shares, were issued. Additionally, proceeds from the exercise of stock options was $1,043,701.

         Shareholders Rights Plan - On June 15, 1998, the Company adopted a shareholders rights plan that provides for a dividend distribution of one right for each outstanding share of common stock. In the event that, following the Distribution Date (as defined) a person is or becomes the beneficial owner of 10% or more of the then-outstanding shares of Common Stock, each Right Holder may purchase three (3) shares of Common Stock at a price per share equal to 50% of the then current market price of the Common Stock. As of December 31, 2000, the Company has reserved 8,429,175 shares of authorized but unissued common stock for issuance under the shareholders rights plan.

         Stock Options - In May 1996, the 1991 Stock Option Plan (the 1991 Plan) was amended to increase the number of options available to purchase shares of common stock from 200,000 to 800,000 shares. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to, the Company.

         The exercise price of each option is the fair market value of the stock at the grant date. Options are exercisable after one year from the date of grant and in equal increments over four years. Options expire five years from the date of grant and, in most cases, upon termination of employment. The 1991 Plan will terminate on May 31, 2001, unless terminated sooner by the Board.

         In March 1999, as part of the 1991 Stock Option Plan, the company established an employee incentive stock option plan, granting certain employees options at a set price dependent upon reaching incentive goals during the year. The number of options granted was determined at year-end and was based on a measurement of the goals achieved. This plan is accounted for as a variable stock compensation plan and deferred compensation expense is calculated based on the difference in the price of the stock at the grant date compared to the price of the stock at the measurement date. The deferred compensation is expensed over four years, the vesting period of the stock awards. The total deferred compensation expense under this plan was $97,515 of which $3,221 was expensed in 2000 and $59,484 was expensed in 1999. Options valued at $7,948 were forfeited due to employees leaving the employment of Optelecom.

         A summary of stock option activity during the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                       2000                      1999                    1998
                                                       ----                      ----                    ----
                                                           Weighted                  Weighted                Weighted
                                                            Average                   Average                 Average
                                              Number of    Exercise     Number of    Exercise   Number of    Exercise
                                               Shares        Price        Shares       Price     Shares        Price
         Outstanding, January 1               326,576        $4.83       292,149       $7.23     309,012       $5.11
         Granted                               88,900        $4.86       197,231        2.57     117,650        7.96
         Exercised                             99,340        $5.35        -             -       (115,129)       2.34
         Canceled                              22,199        $2.99       162,804        6.44     (19,384)       7.48
                                              -------        -----       -------       -----    --------       -----
         Outstanding, December 31             293,937        $4.55       326,576       $4.83     292,149       $7.23
                                              =======        =====       =======       =====    ========       =====
         Exercisable options, end of year      94,093        $4.81       143,121       $5.83     130,163       $6.82
                                              =======        =====       =======       =====    ========       =====

The following table summarizes information about stock options outstanding at December 31, 2000:


         Options Outstanding                      Options Exercisable
  -------------------------------------------------------------------------
                 Weighted
                  Average
                 Remaining       Weighted                         Weighted
     Total        Life In        Average          Total           Average
  Outstanding      Years          Price        Exercisable         Price
  -------------------------------------------------------------------------
    93,221          3.4           $2.35          23,752            $2.21
    52,502          3.5            3.39           4,374             3.26
    76,845          4.2            4.48          34,408             4.54
    71,369          2.0            8.35          31,559             7.27
   -------                                      -------
   293,937                                       94,093
   =======                                      =======


In February 1996, the Board of Directors approved the 1996 Directors' Stock Option Plan (1996 Directors' Plan), which replaced a previous 1993 Directors' Plan. Under this plan, each non-employee director who attends a Board of Directors meeting is granted an option to purchase 750 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter.

A summary of stock option activity during the year ended December 31, 2000, 1999, and 1998 is as follows:


                                                  2000                          1999                             1998
                                       -----------------------------------------------------------------------------------------
                                                        Weighted                       Weighted                         Weighted
                                                         Average                        Average                          Average
                                       Number of        Exercise       Number of       Exercise         Number of       Exercise
                                        Shares            Price         Shares           Price           Shares           Price
                                       -----------------------------------------------------------------------------------------
Outstanding, January 1                  104,250           $5.48          60,750          $7.43          45,000            $7.16
Granted                                  30,000           $6.38          43,500           1.80          19,500             7.30
Exercised                                76,500           $6.53               -              -          (3,750)            3.48
Canceled                                      -               -               -              -               -                -
                                        -------           -----        --------          -----          ------            -----
Outstanding, December 31                 57,750           $4.55         104,250          $5.48          60,750            $7.43
                                        =======           =====        ========          =====          ======            =====
Exercisable options                      57,750           $4.55         104,250          $5.48          60,750            $7.43
                                        =======           =====        ========          =====          ======            =====


The following table summarizes information about stock options outstanding at December 31, 2000:



         Options Outstanding                      Options Exercisable
  -------------------------------------------------------------------------
                 Weighted
                  Average
                 Remaining       Weighted                         Weighted
     Total        Life In        Average          Total           Average
  Outstanding      Years          Price        Exercisable         Price
  -------------------------------------------------------------------------
   21,000          3.6          $ 2.37            21,000          $ 2.37
   26,250          4.3            3.96            26,250            3.96
   10,500          4.2           10.40            10,500           10.40
   ------                                         ------
   57,750                                         57,750
   ======                                         ======

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. The required disclosures include pro forma net income (loss) and basic earnings (loss) per share as if the fair value-based method of accounting had been used.

If compensation cost for the Company's 2000, 1999, and 1998 grants for stock-based compensation had been determined consistent with the fair value based method of accounting per SFAS 123, the Company's pro forma net loss and pro forma basic (loss) earnings per share for the years ended December 31, 2000, 1999, and 1998 would be as follows:



                                     2000             1999              1998
                                 -----------------------------------------------
Net loss
  As reported                    $(5,998,852)       $(211,359)      $(2,811,344)
  Pro forma                      $(6,168,884)       $(402,010)      $(3,048,288)

Basic (loss) earnings per share
  As reported                    $     (2.53)       $   (0.10)      $     (1.34)
  Pro forma                      $     (2.60)       $   (0.19)      $     (1.45)


The weighted average fair value at date of grant for options granted during 2000, 1999, and 1998 was $4.52, $1.39, and $4.14 per option. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                     2000             1999              1998
                                 -----------------------------------------------

Expected dividend yield                0%                0%                  0%
Expected stock price volatility      156%               77%                 74%
Risk-free interest rate             5.06%             5.67%               5.13%
Expected option term             3 years           3 years             3 years

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

11. EMPLOYEE BENEFIT PLANS

    The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of four years from the date of entry into the plan (date of employment). Under the plan, the Company's contribution is determined annually by the Board of Directors and is funded as accrued. The profit-sharing expense for 2000, 1999, and 1998 was $0 for each of the years.

    The Company has established a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company's full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $67,199, $80,425, and $101,831 in 2000, 1999, and 1998, respectively.

    In 1980, the Company adopted an employee cash/stock bonus plan for which 12,500 shares of the Company's common stock have been set aside to be issued to employees at the discretion of management. During 2000 and 1999, no shares were issued under the plan and 1,000 shares were issued in 1998. In the aggregate, 4,320 shares have been issued under the plan.

12. SEGMENT INFORMATION

    In the third quarter of 2000, Optelecom restructured its operations from three business segments into two segments: the Optical Products Unit which develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients, and the Video Communications Unit which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium. The units reflect management's internal reportable information analysis and approximates Optelecom's strategic business units' financial results reported before income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior year information has been presented to reflect the new segments. The Company accounts for intersegment revenues as if the revenues were from third parties, that is, at current market prices. Optelecom does not allocate income taxes, interest or other corporate expenses to segments.

                                                                Year ended December 31, 2000
                                                -----------------------------------------------------------
                                                  Optical           Video Comm    Corporate
                                                  Product            Products        and
                                                  Division           Division       Other          Total
                                                -----------------------------------------------------------
Revenues                                        $ 8,681,698         $2,084,599            -     $10,766,297
Intersegment revenues                               (89,468)                -             -         (89,468)
                                                -----------         ----------    ---------     -----------
  Total Revenues                                  8,592,230          2,084,599            -      10,676,829

Depreciation & Amortization                         375,535             22,579      284,804         682,918
Write-Off Intangibles & Goodwill                                                  1,925,513       1,925,513
Operating loss                                   (2,407,463)          (756,722)  (2,221,458)     (5,385,643)
Assets                                            6,419,845            993,918     (541,271)      6,872,492
Capital expenditures                                368,167                  -            -         368,167

                                                                Year ended December 31, 1999
                                                -----------------------------------------------------
                                                  Optical     Video Comm    Corporate
                                                  Product      Products        and
                                                  Division     Division       Other          Total
                                                -----------------------------------------------------
Revenues                                          $9,479,613   $3,196,088            -   $12,675,701
Intersegment revenues                                (38,809)           -            -       (38,809)
                                                  -----------   ----------   ----------   ----------
  Total Revenues                                   9,440,804    3,196,088            -    12,636,892


Depreciation and amortization                        440,873       53,548      350,973       845,394
Operating income / (loss)                            267,964     (102,847)    (350,973)     (185,856)
Assets                                             9,599,010    1,088,294   (2,071,690)    8,615,614
Capital expenditures                                 285,225       26,892            -       312,117

                                                                Year ended December 31, 1998
                                                ------------------------------------------------------------
                                                  Optical           Video Comm    Corporate
                                                  Product            Products        and
                                                  Division           Division       Other          Total
                                                ------------------------------------------------------------        >
Revenues                                        $10,410,582         $6,041,787             -     $16,452,369
Intersegment revenues                              (118,620)                 -             -        (118,620)
                                                -----------         ----------    ----------     -----------
  Total Revenues                                 10,291,962          6,041,787             -      16,333,749

Depreciation & amortization                         366,189             40,075       465,901         872,165
Write Off Intangibles & Goodwill                          -                  -     1,462,500       1,462,500
Operating loss                                     (278,342)          (374,998)   (2,048,813)     (2,702,153)

Assets                                            8,306,308          1,541,808    (1,216,168)      8,631,948
Capital Expenditures                                432,606             73,010             -         505,616


     Reconciliation of operating profit by segment to net income before provision of income taxes:



                                                             2000         1999           1998
                                                         ----------------------------------------
Operating Loss by Segment                                $(5,385,643)   $(185,856)   $(2,702,153)

Interest Expense - Line of Credit                             98,133      126,760        101,541
Interest Expense - Long Term Notes                           168,246      183,126        233,208
Other Income / Expense                                      (104,607)           -         93,750
                                                         -----------    ---------    -----------
Total Other Expenses                                         161,772      309,886        428,499

Loss before Provision for Income Taxes                   $(5,547,415)   $(495,742)   $(3,130,652)
                                                         ===========    =========    ===========


     Optelecom is engaged primarily in the development, manufacture, and sale of optical fiber communications products and laser systems. Revenue represents shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist primarily of cash, prepaid expenses, deferred taxes, and long-term assets.


13. SIGNIFICANT CUSTOMERS AND FOREIGN EXPORTS

    Optelecom does most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 2000, four commercial customers accounted for a total of 20% of sales, with the largest customer accounting for 7.8% and the next largest customer accounting for 7.1%. No other customers accounted for more than 5% of sales. In 1999, one commercial customer accounted for 10% of sales and another for 7% of sales. No other customer accounted for more than 5%. In 1998, one commercial customer accounted for 14% of sales and no other customer accounted for more than 5%.

    Included in Optical Products' revenues are export sales of $2,779,592, $3,094,897, and $2,097,000 for 2000, 1999, and 1998, respectively.
    Additionally, Video Communications' products has operations in England through its Paragon Audio Visual, Ltd. subsidiary and it had sales of $2,084,599 for 2000 and $3,196,088 for 1999. Long-lived assets reported for the Video Communications segment, as described in the previous segment reporting, are located in the United Kingdom. All long-lived assets for the Optical Products segment are located in the United States.

14. EFFECT OF NEW ACCOUNTING PROUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137). This statement requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2001. The Company had no derivative or hedging activity in any of the periods presented. Optelecom believes there is no impact of these Standards on its financial position or results of operations.

                                  * * * * * *

                                                                SCHEDULE II


OPTELECOM, INC.

SCHEDULE OF VALUATON AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-----------------------------------------------------------------------------


                                            Balance           Charged to                              Balance
                                         At Beginning         Costs and                               at End
Description                                of Period          Expenses         Deductions            of Period
-----------                                ---------          --------         ----------            ---------
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

Year Ended December 31, 2000

Reserves and allowances deducted
 from asset accounts:
    Obsolescence reserve for
        Inventory                          $411,278            $103,698         $(255,109)             $259,867
    Allowance for uncollectible
        Accounts receivable                 118,485              72,699          (139,424)               51,760


Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1.  Directors of the Company

Clyde A. Heintzelman, Chairman of the Board.

Clyde Heintzelman is currently president of Net2000 Communications, Inc. He has over 25 years of experience in telecommunications and the Internet. Prior to joining Net2000, Mr. Heintzelman served as president and CEO of SAVVIS Communications Corporation, and served as president and COO of DIGEX, both national Internet service providers. Prior to DIGEX, Mr. Heintzelman worked as general manager of sales and marketing, for Bell Atlantic Directory Services. His experience with Bell Atlantic also included vice president of sales and marketing of the C&P Telephone Companies, president and CEO of Bell Atlanticom, and general manager of Bell Atlantic Federal Systems.

Mr. Heintzelman has served as a Director since December 7, 1998. Mr Heintzelman's present term expires at Optelecom's annual meeting in 2003.

Irving Zaks, President and CEO, Director

Irving Zaks joined Optelecom in May 2000 as president and was named CEO in November 2000. Prior to Optelecom, Mr. Zaks was vice president and general manager of a $250 million division of GTE where he had overall responsibility for the division's operations, management, planning, and strategic market penetration. Mr. Zaks first joined GTE in 1968 and throughout his career there held a variety of engineering and management positions. At GTE he was instrumental in the development of GTE Cybertrust, the market leader in public key certificates. GTE Cybertrust was sold to Baltimore Technologies for $190 million.

Mr. Zaks was appointed as a Director by the Board of Directors on May 23, 2000. Mr. Zaks' term expires in 2001.

Edmund D. Ludwig, Executive Vice President of Operations, Director

Ed Ludwig has been with Optelecom since 1974. Mr. Ludwig spearheaded and participated in many fiber optic development programs. He was also manager on a Rockwell Corporation program that garnered the company a Commendation for Excellence from the Small Business Administration. Prior to joining Optelecom, Mr. Ludwig was both a manufacturing engineer and a development-engineering manager for IBM.

Mr. Ludwig has served on Optelecom's Board of Directors since 1980. His current term expires in 2001.

Richard C. Kreter, Director

Rick Kreter is currently Managing Partner of Kreter & Associates, a private management consulting firm. Mr. Kreter has more than 20 years of experience consulting with public corporations, associations and government organization on issues ranging from financial and operational management, to strategic planning and business development. Prior to founding his own firm, Kreter served as Director of Corporate Development for Marriott International. He also worked for Arthur Andersen LLP.

Mr. Kreter was elected to the Board of Directors in 1999. His current term expires in 2002.

Carl Rubbo, Jr.,  Director

Carl Rubbo is Vice President and CFO of Capital Programs Management, Inc. (CPM), a management company focusing on the technology and biotechnology sectors.
Prior to his position at CPM, Inc., he served as Senior Vice President at Franklin National Bank and subsequently, after Franklin's acquisition by Branch Banking and Trust (BB&T Corporation, NYSE Symbol: BBT), as Vice President at BB&T.

Mr. Rubbo was elected to the Board of Directors in 1999. His current term expires in 2002.

David R. Lipinski, Director

Mr. Lipinski is currently Executive Director of Corporate Development for Methode Electronics, Inc., a NASDAQ listed company active in three business segments; optical communications devices, electrical and electronic connectors, and automotive controls and switches. Prior to his position at Methode, Mr. Lipinski headed D.R. Lipinski & Co., an independent corporate finance consultancy. Mr. Lipinski also held the position of Vice President for Corporate Development at Comarco, Inc. Earlier in his career, he held various positions at Continental Bank NA, the U.S. Naval Underwater Systems Center and the U.S. Nuclear Regulatory Commission.

Mr. Lipinski was elected as a Director at the Shareholders' meeting on May 22, 2000, for a one-year term until the Annual Meeting of Stockholders in 2001.

Pradeep Wahi, Director

Mr. Wahi is chairman and president of ARA, Inc., a privately held developer and manufacturer of RF and Antenna Systems for GPS, Wireless, Telecom and Military Systems and Test Equipment for EMC Testing. He has 28 years experience in managing advanced technology companies and programs in ECM, SIGINT and communications systems at ARA, TASC, LITTON, LORAL and General Instruments. Mr. Wahi has an extensive background in optical technology RF Systems. He has written over 25 technical papers on communications related technologies and has contributed to three books covering microwave systems, communications technology, and optical techniques.

On May 22, 2000 Mr. Pradeep Wahi was elected as a Director for a three-year term until the Annual Meeting of Stockholders in 2003.

Thomas M. Brandt, Jr., Director

Mr. Brandt currently serves as CFO for TeleCommunication Systems, Inc. (TCS), a wireless data technology company. Previously, Mr. Brandt was CFO of DIGEX, Inc., an Internet service provider, where he helped lead its 1996 initial public offering. He has also served as CFO or controller of several other corporations including Easco Corporation, a Fortune 500 company, and spent 12 years at Price Waterhouse. He currently serves on the Boards of Antenna Research Associates, Inc. (ARA, Inc.), a private technology company and AmericasBank, a Baltimore commercial bank.

Mr. Brandt was appointed as a Director by the Board of Directors on April 27, 2000, for a two-year term to expire 2002.

On February 17, 2000 Mr. Alex Karpinski, whose three-year term as a Director was scheduled to expire at the Annual Meeting of Stockholders in 2000, resigned from the Board of Directors.

2.  Executive Officers of the Company

On May 22, 2000, Irving Zaks became President of Optelecom. On November 3, 2000, Mr. Zaks succeeded Edmund Ludwig as Optelecom's Chief Executive Officer. See above description.


Item 11. EXECUTIVE COMPENSATION

1.  Employment Contracts

    Irving Zaks, President/CEO, is compensated pursuant to an employment agreement that expires May 1, 2001. Under terms of the agreement, Mr. Zaks base salary is $175,000. The Board of Directors establishes Mr. Zaks' salary each year for the succeeding year.

    Edmund D. Ludwig, Executive Vice President, is compensated pursuant to an employment agreement that expires October 23, 2002. Under terms of the agreement, the base salary is $167,500. The Chief Executive Officer establishes Mr. Ludwig's salary each year for the succeeding year.

The following table shows a three-year history of the compensation of Optelecom's Chief Executive Officer.


                                             Summary Compensation Table

                                                                           Long-term
                                         Annual Compensation              Compensation
                            -----------------------------------------     -------------
                                                                          Securities
Name and Principal                                       Other Annual     Underlying     All Other
Position                    Year   Salary        Bonus   Compensation     Options (#)   Compensation
--------------------------------------------------------------------------------------------------------
Irving Zaks, President,     2000  $103,648(1)    - 0 -       - 0 -         40,000         - 0 -
 CEO, and Director

Edmund Ludwig, President,   2000  $158,807       - 0 -       - 0 -          - 0 -         - 0 -
 CEO, and Director

                            1999  $150,720        -0-        - 0 -          - 0 -         - 0 -

                            1998  $147,433     $34,000(2)    - 0 -          - 0 -         - 0 -



(1)  Salary commenced May 23, 2000.
(2)  Bonus paid for the prior fiscal year-end results.

   Optelecom granted Mr. Zaks 40,000 non-qualified stock options. The vesting schedule is as follows: 20% (8,000) of the stock options vested upon execution of Mr. Zaks Employment Agreement, on May 23, 2000, and 5% (2000) vest quarterly thereafter. Optelecom did not grant Mr. Ludwig any stock options during 2000.

   The following table shows information regarding the stock options exercised by Mr. Zaks and Mr. Ludwig during 2000 and the number and value of unexercised stock options at December 31, 2000. The value of unexercised stock options is based on the closing price of $1.844 per share of common stock on December 29, 2000, the last trading day of 2000.

                       Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values


                                                    Number of Securities Underlying         Value of Unexercised
                                                        Unexercised Options at             In-the-Money Options at
                                                         December 31, 2000 (#)              December 31, 2000 ($)
                  Shares Acquired       Value        ------------------------------     -----------------------------
Name              on Exercise (#)      Realized      Exercisable      Unexercisable     Exercisable     Unexercisable
----              ---------------      --------      -----------      -------------     -----------     -------------
Irving Zaks             0                $0           12,000             28,000             $0                 $0

Edmund Ludwig           0                $0           13,500              4,500             $0                 $0



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1.   Compliance with Section 16 (a) of the Securities Exchange Act of 1934

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASD. Officers, directors, and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 4 were required, the Company believes that during 2000 it has complied with all Section 16 (a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners.

2.   Security Ownership of Certain Beneficial Owners

     As of December 31, 2000, the Company knows of no one who is a beneficial owner of more than 5% of the Company's outstanding Common Stock.

3.   Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of December 31, 2000 by each director, nominee for director and all directors and officers as a group.

                                                            Shares of Common Stock           Percent
 Name of Beneficial Owner                                    Owned Beneficially(1)           Of Class
 ------------------------                                    ---------------------           --------
Clyde A. Heintzelman                                              18,750(2)                    0.65%
Irving Zaks                                                       12,000(3)                    0.42%
Edmund D. Ludwig                                                  66,229(3)(4)                 3.88%
Rick C. Kreter                                                    15,750(2)                    0.54%
Carl Rubbo, Jr.                                                   11,250(2)                    0.39%
David R. Lipinski                                                  3,750(2)                    0.13%
Pradeep Wahi                                                       3,750(2)                    0.13%
Thomas M. Brandt, Jr.                                              3,000(2)                    0.10%
                                                                 -------                       ----
All Directors and Executive Officers as a group                  134,479                       6.24%

(1) For purposes of this statement "beneficial ownership" of a security exists when a person directly or indirectly has or shares "investment power", which includes the power to dispose or direct the disposition of such security, or "voting power", which includes the power to vote or direct the voting of such security.

(2) Includes stock options entitling Messrs. Heintzelman, Kreter, Rubbo, Lipinski, Wahi, and Brandt to acquire shares as part of the Directors' Stock Option Plan. As compensation for attending each meeting of the Board of Directors, Directors who are not also employees of the Company receive options to purchase 750 shares of Optelecom stock with an option price equal to the market price of Optelecom stock on the day of the meeting.

(3) Includes stock options that entitles the holder to acquire Optelecom shares as of Decmeber 31, 2000. Mr. Zaks and Mr. Ludwig held such options for the purchase of 12,000 and 13,500 shares respectively.

(4) Includes 23,693 shares which Mr. Ludwig owns jointly with his wife, Mrs. Roberta Ludwig.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTIES

During 2000, Optelecom did not retain any parties related to Executives or Directors to perform services.

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statement No. 333-49554 of Optelecom, Inc. on Form S-2, in the Registration Statement
No. 333-49772 of Optelecom, Inc. on Form S-3, and in Registration Statement
No. 333-48306 of Optelecom, Inc. on Form S-8 of our report dated March 7, 2001, appearing in the Annual Report on Form 10-K of Optelecom, Inc. for the year ended December 31, 2000.



Signed /s/ DELOITTE & TOUCHE LLP
       -------------------------

McLean, Va
March 29, 2001

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   1. Consolidated Financial Statements and Financial Statement Schedules

      Report of Independent Auditors

   Statements
   ----------

   Consolidated Balance Sheets as of December 31, 2000 and 1999

   Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998

   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998

   Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2000, 1999, and 1998

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

   Summary of Accounting Policies

   Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

   Schedule II Valuation and Qualifying Accounts, Years Ended December 31, 2000, 1999, and 1998

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

                              OPTELECOM, INC.



Date:                         By  /s/ Irving Zaks
                                  ---------------
                                  Irving Zaks
                                  Director and President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              OPTELECOM, INC.


Date:                         By  /s/ Clyde Heintzelman
                                  ---------------------
                                  Clyde Heintzelman
                                  Chairman


Date:                         By  /s/ Carl Rubbo, Jr.
                                  -------------------
                                  Carl Rubbo, Jr.
                                  Director


Date:                         By /s/ Thomas M. Brandt, Jr.
                                 -------------------------
                                 Thomas M. Brandt, Jr.
                                 Director


Date:                         By /s/ Linda A. Broenniman
                                 -----------------------
                                 Linda A. Broenniman
                                 Chief Financial Officer