Form 10-Q
period 2001-03-31
OPTELECOM INC
filed 2001-05-14
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001	Commission File No.

Optelecom, Inc.
(Exact Name of Registrant as
Specified in its Charter)

Delaware	52-1010850
(State of Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

9300 Gaither Road Gaithersburg, MD	20877
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number,	(301) 840-2121
Including Area Code	(Phone Number)

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

          Yes  ☒   No  ☐

Common Stock Outstanding
as of May 9, 2001                        2,817,867

OPTELECOM, INC.
FORM 10-Q

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

ASSETS	2001	2000
	(Unaudited)	(Unaudited)

Current Assets:
Cash and cash equivalents	$267,282	$233,928
Accounts and contracts receivable	2,727,812	3,471,767
Inventories, net	2,592,191	1,802,692
Prepaid expenses and other assets	264,236	111,081
Total current assets	5,851,521	5,619,468

Property and equipment, at cost less accumulated depreciated	1,025,185	1,108,333
Other assets	145,104	144,691
TOTAL ASSETS	$7,021,810	$6,872,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line-of-credit payable	$1,075,092	$668,536
Accounts payable	1,840,705	1,057,295
Accrued payroll	284,352	226,260
Other current liabilities	277,527	501,431
Current portion of leases payable	46,330	46,330
Current portion of notes payable	750,000	750,000
Total current liabilities	4,274,006	3,249,852

LONG-TERM LIABILITIES:
Notes payable	371,169	560,003
Capital lease	12,218	25,960
Deferred rent liability	67,097	77,679
TOTAL LIABILITIES	4,724,490	3,913,494

STOCKHOLDERS' EQUITY:
Common stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 2,817,867 and 2,809,725 shares as of March 31, 2001 and
December 31, 2000 respectively	84,536	84,292
Discount on common stock	(11,161)	(11,161)
Additional paid-in capital	10,045,870	10,033,138
Deferred compensation expense	(23,826)	(26,862)
Foreign currency translation adjustment	249,679	202,896
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated (deficit)	(6,782,731)	(6,058,258)
TOTAL STOCKHOLDERS’ EQUITY	2,297,320	2,958,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,021,810	$6,872,492

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2001	2000

Revenues	$3,054,932	$2,400,896
Cost of goods sold	1,758,348	1,318,663
Gross profit	1,296,584	1,082,233

Operating expenses:
Engineering	540,326	213,441
Selling and marketing	569,600	406,246
General and administrative	856,427	691,116
Total operating expenses	1,966,353	1,310,803

Operating loss	(669,769)	(228,570)

Other expenses:
Interest expense	54,704	81,870
Total other expenses	54,704	81,870

Loss before benefit for income tax	(724,473)	(310,440)

Benefit for income tax	-	(60,000)

Net loss	$(724,473)	$(250,440)

Basic loss per share	$(0.26)	$(0.12)

Diluted loss per share	$(0.26)	$(0.12)

Weighted Average Shares Outstanding	2,816,970	2,055,024

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2001	2000
Net Loss	$(724,473)	$(250,440)
Foreign Currency Translation Adjustments	46,783	8,837
Comprehensive Loss	$(677,690)	$(241,603)

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2001	2000
Cash Flows From Operating Activities
Net loss	$(724,473)	$(250,440)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,157	199,665
Loss on sale/disposal of fixed assets	1,568	8,603
Stock based compensation	3,036	(6,607)

Change in assets and liabilities:
Accounts and contracts receivable	743,955	364,029
Inventories	(789,499)	(100,192)
Prepaid expenses and other assets	(153,155)	21,850
Other assets	(413)	(52,350)
Accounts payable	783,410	(264,637)
Accrued payroll	58,092	76,057
Deferred rent	(10,582)	(8,951)
Deferred taxes	-	(28,288)
Other current liabilities	(223,904)	(102,747)
Net cash used in operating activities	(209,808)	(144,008)

Cash Flows From Investing Activities
Proceeds from sale of equipment	-	1,600
Capital expenditures	(20,577)	(99,172)
Net cash used in investing activities	(20,577)	(97,572)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	3,618,759	959,661
Payments on bank line-of-credit payable	(3,212,203)	(1,480,192)
Payments on long term debt	(188,834)	(62,500)
Payments on capital lease	(13,742)	(13,456)
Proceeds from issuance of common stock	12,976	-
Proceeds from exercise of stock options	-	1,037,828
Net cash provided by financing activities	216,956	441,341

Effect of currency translations	46,783	8,837

Net increase in cash and cash equivalents	33,354	208,598

Cash and cash equivalents - beginning of period	$233,928	$51,314
Cash and cash equivalents - end of period	$267,282	$259,912

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$54,021	$77,562

See notes to consolidated financial statements.

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

             In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.

2.          Line of Credit

             Optelecom has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1.5%, which was 9.5% at March 31, 2001.  The total amount of borrowings that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory.  The maximum borrowing against inventory is $600,000.

             Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt-to-worth ratio.  The Company was in violation of its cash flow covenants at March 31, 2001.  The bank, however, has provided a waiver of such covenants at December 31, 2000 through the term of the agreement.

             The bank line-of-credit expires May 31, 2001. The Company is currently in negotiations with its bank to extend this line-of-credit.  As of March 31, 2001, the Company had approximately $625,000 available under the line-of-credit.

3.          Bank Term Note

             Optelecom has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company. The remaining principal, $1,062,500 is being paid at a monthly rate of $62,500 with the term ending August, 2002. The interest rate is at prime plus 1% and was 9.0% at March 31, 2001.

4.          Inventory

             Inventory consisted of the following:

	March 31, 2001	December 31, 2000
Production materials (Net of allowance for obsolescence of $244,998 at March 31, 2001 and $259,867 at December 31, 2000)	$1,256,036	$821,688
WIP	776,538	344,694
Finished goods	559,617	636,310
Total	$2,592,191	$1,802,692

5.          Earnings Per Share

             Basic earnings per share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options, provided they are not antidilutive.  The following is a reconciliation of the basic and diluted earnings per share.

	Three Months ended March 31,
	2001	2000
Net Loss	$(724,473)	$(250,440)
Weighted average shares – basic	2,816,970	2,055,024
Loss per share – basic	$(0.26)	$(0.12)
Weighted average shares – basic	2,816,970	2,055,024

Effect of dilution - stock options	-	-
Weighted average shares – diluted	2,816,970	2,055,024
Loss per share – diluted	$(0.26)	$(0.12)

6.          Business Unit Information

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

	Three Months Ended March 31, 2001
	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$2,662,226	$475,699	-	$3,137,925
Intersegment revenues	(82,993)	-	-	(82,993)
Total Revenues	2,579,233	475,699	-	3,054,932

Depreciation & Amortization	96,280	5,877	-	102,157
Operating loss	(507,214)	(173,696)	11,141	(669,769)
Assets at March 31, 2001	6,629,940	600,541	(208,671)	7,021,810
Capital expenditures	19,285	1,292	-	20,577

	Three Months Ended March 31, 2000
	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$1,875,933	$524,963	-	$2,400,896
Intersegment revenues	-	-	-	-
Total Revenues	1,875,933	524,963	-	2,400,896

Depreciation & Amortization	99,025	5,706	94,934	199,665
Operating loss	(65,042)	(68,594)	(94,934)	(228,570)
Assets at December 31, 2000	6,419,845	993,918	(541,271)	6,872,492
Capital expenditures	93,807	5,365	-	99,172

7.          New Accounting Pronouncements

             Effective January 1, 2001, Optelecom adopted SFAS No. 133, issued by FASB, "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137).  This statement requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting.  The Company had no derivative or hedging activity in any of the periods presented.  Optelecom believes there is no impact of these Standards on its financial position or results of operations.

8.          Legal Proceedings

             See Part II - Other Information, Item 1 - Legal Proceedings, for a discussion of the Company's litigation activities.

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

OVERVIEW

             Optelecom offers integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Optelecom has two business segments: the Optical Products unit (OP) which designs, manufactures, and sells optical fiber-based data communication equipment to both commercial and Government clients, and the Video Communications unit (VC) which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.

             The Optical Products unit addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies.  The majority of its current and future revenues are derived from several niche markets that leverage the advantages of fiber optic telecommunications to solve their transmission requirements.  Presently, the vertical markets served include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications.  Verticals that offer future sources of revenue include Video Teleconferencing, Healthcare, and Broadcasting market opportunities.

             The Video Communications unit addresses worldwide markets in financial market data information and business television services.  Their products include multi-media applications utilizing unshielded twisted-pair copper or “structured” Category 5 (CAT5) cabling for in-house computer data networking applications.  The Video Communications Unit offers technical consulting and various product solutions ranging from complex integration of video delivery to the individual user desk, to video distribution technologies for multiple users.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUE

             The revenue for the three months ended March 31, 2001 was $3,054,932 compared to revenue of $2,400,896 for the same period of 2000, representing a 27% increase over last year.

             Revenue for the Optical Products Unit increased by $786,293, or 42% to $2,662,226.  Last year’s focus of increasing sales channels both domestically and internationally is beginning to pay off.  Sales to integrators, distributors and OEMs increased substantially.

             The Video Communications Unit had revenue of $475,699, a reduction of $49,264, or 9% from the first quarter of 2000.  The decrease is related to lack of backlog at the beginning of the quarter as a result of delays in customer projects.

GROSS PROFIT

             Gross margin was $1,296,584 for the three months ended March 31, 2001 compared to $1,082,233 for the same period of 2000.  The increase in gross profit of $214,351 is due to the increased volume, partially offset by a lower gross margin of 42% compared to 45% last year.

             The Optical Products Unit’s gross profit was $1,124,362, or 42% compared to $865,184, or 46%, in 2000.  Lower gross margin was partially due to increased costs in optics, due to the market shortage in optics.

             The Video Communications Unit’s gross profit totaled $161,081, or 34%, compared to $217,051, or 41%, in the same period of 2000.  Lower gross margins were primarily due to increased use of third party products in the system solutions sold.  Gross margins on third party products are considerably lower than margins on internally manufactured products.

ENGINEERING

             The engineering costs for the first quarter of 2001 were $540,326 compared to $213,441 in the first quarter of 2000.  The increase of $326,885 is primarily due to increased personnel costs and consulting/outside services associated with the development of the compressed DV product, a cost effective transmission product for the MPEGII video delivery marketplace.

SELLING AND MARKETING

             Selling and marketing costs increased to $569,600 for the first quarter of 2001 from $406,246 incurred in the same quarter of 2000.  A key reason for the increase was greater commission expense due to the higher sales level in Optical Products.  Marketing costs were also greater than in 2000, due to spending for literature, marketing materials, integrator support programs, and advertising for the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

             General and administrative costs were $856,427 for the first quarter of 2001 compared to $691,116 for the same period in 2000.  This $165,311 increase in costs is partially due to higher compensation expense from personnel hired in the second half of 2000 and continued costs associated with the implementation and training of the Company’s new ERP software.

OTHER EXPENSES

             Interest expense of $54,704 for the first quarter of 2001 compared to $81,870 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note but also to a lower average bank line-of-credit borrowing level in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

             The Company had cash and cash equivalents of $267,282 at March 31, 2001 compared to $233,928 at December 31, 2000.

             During the first three months of 2001, the Company used $209,808 in operating activities compared to the $144,008 used in operating activities in 2000. For the first quarter of 2001, the Company’s had a net loss of $724,473.  After adding back adjustments such as depreciation, loss on disposal of fixed assets, and stock based compensation, to reconcile the net loss to net cash used by operating activities, the net cash usage was $617,712.  Working capital decreased by $407,904:  a $743,955 decrease in accounts receivable and a $783,410 increase in accounts payable were partially offset by an increase in inventory of $789,499 and a decrease in other current liabilities of $223,904.

             The Company invested $20,577 in 2001 in capital equipment compared to the $99,172 invested in 2000.

             In the first quarter of 2001, several employees participated in a stock purchase plan, providing $11,976 in funds to the Company.  In addition, $1000 in funds were generated from the exercise of employee stock options.  These funds were used for operating activities.

             The Company believes that its current cash, cash from operations and borrowings under its bank line-of-credit are adequate to fund its operations for the next twelve months. The Company is currently in negotiations with its bank to extend the line-of-credit.  Furthermore, the Company may pursue additional funding, either public or private debt or equity financing.

PART II - OTHER INFORMATION

             ITEM 1 - LEGAL PROCEEDINGS

             On June 2, 2000, Optelecom was granted a preliminary injunction against Anthony DeVito, former Optelecom Vice President of Sales and Marketing and Meridian, Inc.  Specifically, DeVito is enjoined from using Optelecom trade secrets and confidential information during the pendency of any litigation, and Meridian was enjoined from employing DeVito in any capacity until September 28, 2000. A trial is currently scheduled for May 22, 2001, and the Company intends to pursue this issue until a final satisfactory resolution is achieved.

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

                           None.

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

OPTELECOM, INC.
Date:	May 11, 2001	/s/ Irving Zaks

Irving Zaks, President and Chief Executive Officer

Date:	May 11, 2001	/s/ Linda A. Broenniman

Linda A. Broenniman, Chief Financial Officer