Form 10-Q
period 2001-06-30
OPTELECOM INC
filed 2001-08-14
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10–Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001                   Commission File No.

Optelecom, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1010850

(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9300 Gaither Road Gaithersburg, MD	20877

(Address of Principal Executive Offices)	(Zip Code)

(301) 840–2121

Registrant's Telephone Number, Including Area Code

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

             Yes ☒ No ☐

Common Stock Outstanding as of August 14, 2001                 2,830,611

OPTELECOM, INC.
FORM 10-Q

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(Unaudited)

ASSETS	2001	2000

Current Assets:
Cash and cash equivalents	$122,022	$233,928
Accounts and contracts receivable	1,904,678	3,471,767
Inventories, net	2,880,935	1,802,692
Prepaid expenses and other assets	184,223	111,081

Total current assets	5,091,858	5,619,468

Property and equipment, at cost less accumulated depreciation	965,296	1,108,333
Other assets	144,740	144,691

TOTAL ASSETS	$6,201,894	$6,872,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank line-of-credit payable	$1,316,327	$668,536
Accounts payable	1,770,582	1,057,295
Accrued payroll	214,745	226,260
Other current liabilities	321,030	501,431
Current portion of leases payable	46,330	46,330
Current portion of notes payable	875,002	750,000

Total current liabilities	4,544,016	3,249,852

LONG-TERM LIABILITIES:
Notes payable	60,000	560,003
Capital lease	1,131	25,960
Deferred rent liability	56,515	77,679

TOTAL LIABILITIES	4,661,662	3,913,494

STOCKHOLDERS' EQUITY:
Common stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 2,824,239 and 2,809,725 shares as of June 30, 2001 and December 31, 2000, respectively	84,711	84,292
Discount on common stock	(11,161)	(11,161)
Additional paid-in capital	10,054,350	10,033,138
Deferred compensation expense	(20,794)	(26,862)
Foreign currency translation adjustment	263,743	202,896
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated (deficit)	(7,565,570)	(6,058,258)

TOTAL STOCKHOLDERS’ EQUITY	1,540,232	2,958,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,201,894	$6,872,492

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000

Revenues	$2,573,435	$2,380,019
Cost of goods sold	1,532,422	1,435,246

Gross profit	1,041,013	944,773

Operating expenses:
Engineering	377,980	292,339
Selling and marketing	643,593	466,260
General and administrative	747,965	845,892

Total operating expenses	1,769,538	1,604,491

Operating loss	(728,525)	(659,718)

Other expenses:
Interest expense	54,314	84,654

Total other expenses	54,314	84,654

Loss before benefit for income tax	(782,839)	(744,372)

Benefit for income tax	-	(140,000)

Net loss	$(782,839)	$(604,372)

Basic loss per share	$(0.28)	$(0.28)

Diluted loss per share	$(0.28)	$(0.28)

Weighted Average Shares Outstanding	2,821,000	2,168,661

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000

Revenues	$5,628,367	$4,780,915
Cost of goods sold	3,290,770	2,753,908

Gross profit	2,337,597	2,027,007

Operating expenses:
Engineering	918,306	505,780
Selling and marketing	1,213,193	872,506
General and administrative	1,604,392	1,537,008

Total operating expenses	3,735,891	2,915,294

Operating loss	(1,398,294)	(888,287)

Other expenses:
Interest expense	109,018	166,524

Total other expenses	109,018	166,524

Loss before benefit for income tax	(1,507,312)	(1,054,811)

Benefit for income tax	-	(200,000)

Net loss	$(1,507,312)	$(854,811)

Basic loss per share	$(0.53)	$(0.40)

Diluted loss per share	$(0.53)	$(0.40)

Weighted Average Shares Outstanding	2,820,729	2,113,412

See notes to consolidated financial statement.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000

Net Loss	$(782,839)	$(604,372)

Foreign Currency Translation Adjustments	14,064	94,754

Comprehensive Loss	$(768,775)	$(509,618)

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000

Net Loss	$(1,507,312)	$(854,811)

Foreign Currency Translation Adjustments	60,847	106,862

Comprehensive Loss	$(1,446,465)	$(747,949)

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000

Cash Flows From Operating Activities
Net loss	$(1,507,312)	$(854,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,812	393,373
Loss on sale/disposal of fixed assets	1,568	8,604
Stock based compensation	6,068	(13,214)

Change in assets and liabilities:
Accounts and contracts receivable	1,567,089	333,556
Inventories	(1,078,243)	(225,048)
Prepaid expenses and other assets	(73,142)	71,604
Other assets	(49)	(103,020)
Accounts payable	713,287	(48,824)
Accrued payroll	(11,515)	35,147
Deferred rent	(21,164)	(17,902)
Deferred taxes	-	(228,288)
Other current liabilities	(180,401)	(19,685)

Net cash used in operating activities	(374,002)	(668,508)

Cash Flows From Investing Activities
Proceeds from sale of equipment	-	7,375
Capital expenditures	(68,343)	(135,142)

Net cash used in investing activities	(68,343)	(127,767)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	6,698,358	3,049,266
Payments on bank line-of-credit payable	(6,050,567)	(3,121,881)
Payments on long term debt	(375,001)	(250,000)
Payments on capital lease	(24,829)	(22,415)
Proceeds from issuance of common stock	21,631	272,410
Proceeds from exercise of stock options	-	1,038,644

Net cash provided by financing activities	269,592	966,024

Effect of currency translations	60,847	106,862

Net (decrease) increase in cash and cash equivalents	(111,906)	276,611

Cash and cash equivalents - beginning of period	$233,928	$51,314

Cash and cash equivalents - end of period	$122,022	$327,925

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$109,018	$156,063

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

2.          Line of Credit

             Optelecom has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1.5%, which was 8.5% at June 30, 2001.  The total amount of borrowings that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory.  The maximum allowable borrowing against inventory is $600,000.

             Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt-to-worth ratio.  The Company was in violation of its cash flow covenants at June 30, 2001.  The bank, however, has provided a waiver of such covenants at December 31, 2000 through the term of the agreement.

             The Company executed a Forbearance Agreement with its bank on July 18, 2001 which extended the line-of-credit through August 31, 2001. The Company expects to reach an agreement with its bank, under similar terms, to extend the line-of-credit past August 31, 2001.  As of June 30, 2001, the Company had approximately $330,000 available under the line-of-credit.

3.          Bank Term Note

             Optelecom has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company. The remaining principal, $937,500 is being paid at a monthly rate of $62,500 with the term ending August, 2002. The interest rate is at prime plus 1% and was 8.0% at June 30, 2001.

4.          Inventory

             Inventory consisted of the following:

	June 30, 2001	December 31, 2000

Production materials (Net of allowance for obsolescence of $244,998 at June 30, 2001 and $259,867 at December 31, 2000)	$1,495,222	$821,688
WIP	735,541	344,694
Finished goods	650,172	636,310

Total	$2,880,935	$1,802,692

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

	Three Months ended June 30,
	2001	2000

Net Loss	$(782,839)	$(604,372)

Weighted average shares – basic	2,821,000	2,168,661

Loss per share – basic	$(0.28)	$(0.28)

Weighted average shares – basic	2,821,000	2,168,661
Effect of dilution - stock options	-	-

Weighted average shares – diluted	2,821,000	2,168,661

Loss per share – diluted	$(0.28)	$(0.28)

	Six Months ended June 30,
	2001	2000

Net Loss	$(1,507,312)	$(854,811)

Weighted average shares – basic	2,820,729	2,113,412

Loss per share – basic	$(0.53)	$(0.40)

Weighted average shares – basic	2,820,729	2,113,412
Effect of dilution - stock options	-	-

Weighted average shares – diluted	2,820,729	2,113,412

Loss per share – diluted	$(0.53)	$(0.40)

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

	Three Months Ended June 30, 2001

	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$2,326,934	$292,416	-	$2,619,350
Intersegment revenues	(45,915)	-	-	(45,915)

Total Revenues	2,281,019	292,416	-	2,573,435

Depreciation & Amortization	101,946	5,709	—	107,655

Operating Loss	(548,136)	(180,389)	—	(728,525)
Assets at June 30, 2001	5,776,282	325,022	100,590	6,201,894
Capital expenditures	45,406	2,371	-	47,777

	Three Months Ended June 30, 2000

	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$1,861,165	$518,854	-	$2,380,019
Intersegment revenues	-	-	-	-

Total Revenues	1,861,165	518,854	-	2,380,019

Depreciation & Amortization	93,189	5,583	94,936	193,708
Operating Loss	(342,985)	(221,797)	(94,936)	(659,718)
Assets at Dec. 31, 2000	6,419,845	993,918	(541,271)	6,872,492
Capital expenditures	36,000	-	-	36,000

	Six Months Ended June 30, 2001

	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$4,989,160	$768,115	-	$5,757,275
Intersegment revenues	(128,908)	-	-	(128,908)

Total Revenues	4,860,252	768,115	-	5,628,367

Depreciation & Amortization	198,226	11,586	-	209,812
Operating Loss	(1,055,350)	(354,085)	11,141	(1,398,294)
Assets at June 30, 2001	5,776,282	325,022	100,590	6,201,894
Capital expenditures	64,691	3,663	-	68,354

	Six Months Ended June 30, 2000

	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$3,737,098	$1,043,817	-	$4,780,915
Intersegment revenues	-	-	-	-

Total Revenues	3,737,098	1,043,817	-	4,780,915

Depreciation & Amortization	192,214	11,289	189,870	393,373
Operating Loss	(408,026)	(290,391)	(189,870)	(888,287)
Assets at Dec. 31, 2000	6,419,845	993,918	(541,271)	6,872,492
Capital expenditures	135,142	-	-	135,142

7.          New Accounting Pronouncements

             Effective January 1, 2001, Optelecom adopted SFAS No. 133, issued by FASB, "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137).  This statement requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting.  The Company had no derivative or hedging activity in any of the periods presented and therefore there is no impact of these Standards on its financial position or the results of its operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUE

             The revenue for the three months ended June 30, 2001 was $2,573,435 compared to revenue of $2,380,019 for the same period of 2000, representing an 8% increase over last year.

             Revenue for the Optical Products Unit increased by $419,854 or 23% to $2,281,019.  This increase is attributed to last year’s focus of increasing sales channels both domestically and internationally.  Sales to integrators, distributors and OEMs increased substantially.

             The Video Communications Unit had revenue of $292,416, a reduction of $226,439, or 44% from the first quarter of 2000.  The decrease is related to lack of backlog at the beginning of the quarter as a result of delays in customer projects.

GROSS PROFIT

             Gross margin was $1,041,013 for the three months ended June 30, 2001 compared to $944,773 for the same period of 2000.  The increase in gross profit of $96,240 is due primarily to increased sales volume.

             The Optical Products Unit’s gross profit was $939,549 or 40% compared to $783,916, or 42%, in 2000.  Lower gross margin was partially due to increased costs in optical components, due to the market shortage in such components.

             The Video Communications Unit’s gross profit totaled $101,464, or 35%, compared to $160,856, or 31%, in the same period of 2000.  Higher gross margins are attributed to an increase in revenues realized on products produced by Optelecom as opposed to higher-cost third-party suppliers.

ENGINEERING

             The engineering costs for the second quarter of 2001 were $377,980 compared to $292,339 in the second quarter of 2000.  The increase of $85,641 is primarily due to increased personnel costs and consulting/outside services associated with the development of the compressed DV product, a cost effective transmission product for the MPEGII video delivery marketplace.

SELLING AND MARKETING

             Selling and marketing costs increased to $643,593 for the second quarter of 2001 from $466,260 incurred in the same quarter of 2000.  A key reason for the increase was greater commission expense due to the higher sales level in Optical Products.  Marketing costs were also greater than in 2000, due to spending for literature, marketing materials, integrator support programs, and advertising for the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

             General and administrative costs were $747,965 for the second quarter of 2001 compared to $845,891 for the same period in 2000.  This $97,926 decrease in costs is partially due to the reassignment of certain personnel from corporate to operational functions.

OTHER EXPENSES

             Interest expense of $54,314 for the second quarter of 2001 compared to $84,654 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in the interest rate.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUE

             The revenue for the six months ended June 30, 2001 was $5,628,367 compared to revenue of $4,780,915 for the same period of 2000, representing an 18% increase over last year.

             Revenue for the Optical Products Unit increased by $1,123,155 or 30% to $4,860,252.  This increase is attributed to last year’s focus of increasing sales channels both domestically and internationally.  Sales to integrators, distributors and OEMs increased substantially.

             The Video Communications Unit had revenue of $768,115, a reduction of $275,703, or 26% from the first six months of 2000.  The decrease is related to lack of backlog at the beginning of the quarter as a result of delays in customer projects.

GROSS PROFIT

             Gross margin was $2,337,597,  or 42% for the six months ended June 30, 2001 compared to $2,027,007, or 42% for the same period of 2000.  The increase in gross profit of $310,590 is due primarily to the increased volume in sales.

             The Optical Products Unit’s gross profit was $2,063,911 or 41% compared to $1,649,100, or 44%, in 2000.  Lower gross margin was partially due to increased costs in optics, due to the market shortage in optics.

             The Video Communications Unit’s gross profit totaled $262,545, or 34%, compared to $377,906, or 36%, in the same period of 2000.  Lower gross margins were primarily due to increased use of third-party products in the system solutions sold in Q1.  Gross margins on third party products are considerably lower than margins on internally manufactured products.  As previously mentioned, this situation reversed in Q2 but the effect of Q1 margins still resulted in lower margins for the six-month period.

ENGINEERING

             The engineering costs for the first six months of 2001 were $918,306 compared to $505,780 for the first six months of 2000.  The increase of $412,526 is primarily due to increased personnel costs and consulting/outside services associated with the development of the compressed DV product, a cost effective transmission product for the MPEGII video delivery marketplace.

SELLING AND MARKETING

             Selling and marketing costs increased to $1,213,193 for the first six months of 2001 from $872,506 incurred in the same period of 2000.  A key reason for the increase was greater commission expense due to the higher sales level in Optical Products.  Marketing costs were also greater than in 2000, due to spending for literature, marketing materials, integrator support programs, and advertising for the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

             General and administrative costs were $1,604,392 for the first six months of 2001 compared to $1,537,008 for the same period in 2000.  This $67,384 increase in costs is partially due to higher compensation expense from personnel hired in the second half of 2000 and continued costs associated with the implementation and training of the Company’s new financial accounting and ERP software.

OTHER EXPENSES

             Interest expense of $109,018 for the first six months of 2001 compared to $166,524 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in the interest rate.

LIQUIDITY AND CAPITAL RESOURCES

             The Company had cash and cash equivalents of $122,022 at June 30, 2001 compared to $233,928 at December 31, 2000.

             During the first six months of 2001, the Company used $374,002 in operating activities compared to the $668,508 used in operating activities in 2000. For the first two quarters of 2001, the Company had a net loss of $1,507,312.  After adding back adjustments such as depreciation, loss on disposal of fixed assets, and stock based compensation, to reconcile the net loss to net cash used by operating activities, the net cash usage was $1,289,864.  Working capital decreased by $915,862:  a $1,567,089 decrease in accounts receivable and a $713,287 increase in accounts payable were partially offset by an increase in inventory of $1,078,243 and a decrease in other current liabilities of $180,401.

             The Company invested $68,343 in 2001 in capital equipment compared to the $135,142 invested in 2000.

             During the first and second quarter of 2001, several employees participated in a stock purchase plan, providing $20,645 in funds to the Company.  In addition, $1,000 in funds were generated from the exercise of employee stock options.  These funds were used for operating activities.

             The Company believes that its current cash, cash from operations and borrowings under its bank line-of-credit are adequate to fund its operations for the next twelve months. The Company is currently in negotiations with its bank to extend the line-of-credit.  Furthermore, the Company will pursue additional funding, either public or private debt or equity financing.

PART II – OTHER INFORMATION

             ITEM 1 - LEGAL PROCEEDINGS

             On June 2, 2000, Optelecom was granted a preliminary injunction against Anthony DeVito, former Optelecom Vice President of Sales and Marketing and Meridian, Inc.  Specifically, DeVito is enjoined from using Optelecom trade secrets and confidential information during the pendency of any litigation, and Meridian was enjoined from employing DeVito in any capacity until September 28, 2000. A trial is currently scheduled for October 2001.  The Company intends to pursue this issue until a final satisfactory resolution is achieved.

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

OPTELECOM, INC.

Date:	August 14, 2001	/s/ Clyde Heintzelman

Clyde Heintzelman, President and Chief Executive Officer

Date:	August 14, 2001	/s/ James Armstrong

James Armstrong, Controller