Form 10-Q
period 2001-09-30
OPTELECOM INC
filed 2001-11-13
CIK 275858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10–Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001                                         Commission File No.

Optelecom, Inc.

(Exact Name of Registrant as

Specified in its Charter)

Delaware	52-1010850
(State of Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

9300 Gaither Road Gaithersburg, MD	20877
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number,	(301) 840–2121
Including Area Code	(Phone Number)

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

                Yes  ☒   No  ☐

Common Stock Outstanding

as of November 9, 2001                       2,830,055

OPTELECOM, INC.

FORM 10-Q

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

(Unaudited)

ASSETS	2001	2000
Current Assets:
Cash and cash equivalents	$145,438	$233,928
Accounts and contracts receivable	2,697,366	3,471,767
Inventories, net	2,294,929	1,802,692
Prepaid expenses and other assets	139,513	111,081
Total current assets	5,277,246	5,619,468

Property and equipment, at cost less accumulated depreciation	872,297	1,108,333
Other assets	147,068	144,691
TOTAL ASSETS	$6,296,611	$6,872,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line-of-credit payable	$1,423,219	$668,536
Accounts payable	1,435,135	1,057,295
Accrued payroll	347,685	226,260
Other current liabilities	593,098	501,431
Current portion of leases payable	32,660	46,330
Current portion of notes payable	665,677	750,000
Total current liabilities	4,497,474	3,249,852

LONG-TERM LIABILITIES:
Notes payable	60,000	560,003
Capital lease	-	25,960
Deferred rent liability	45,373	77,679
TOTAL LIABILITIES	4,602,847	3,913,494

STOCKHOLDERS' EQUITY:
Common stock, $.03 par value-shares authorized, 15,000,000; issued, 2,992,727 and 2,972,397 shares as of September 30, 2001 and December 31, 2000, respectively, and outstanding, 2,830,055 and 2,809,725 shares as of September 30, 2001 and December 31, 2000, respectively	84,902	84,292
Discount on common stock	(11,161)	(11,161)
Additional paid-in capital	10,061,945	10,033,138
Deferred compensation expense	(17,757)	(26,862)
Foreign currency translation adjustment	207,134	202,896
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated (deficit)	(7,366,252)	(6,058,258)
TOTAL STOCKHOLDERS’ EQUITY	1,693,764	2,958,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,296,611	$6,872,492

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2001	2000

Revenues	$3,810,620	$2,585,959
Cost of goods sold	2,131,806	2,387,778
Gross profit	1,678,814	198,181

Operating expenses:
Engineering	287,627	491,288
Selling and marketing	553,737	521,855
General and administrative	592,495	978,341
Write-down of intangible assets	-	1,925,513
Total operating expenses	1,433,859	3,916,997

Operating income (loss)	244,955	(3,718,816)

Other expenses:
Interest expense	45,637	72,433

Net income (loss)	$199,318	$(3,791,249)

Basic earnings (loss) per share	$0.07	$(1.52)

Diluted earnings (loss) per share	$0.07	$(1.52)

Weighted Average Shares Outstanding	2,829,709	2,488,908

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2001	2000

Revenues	$9,438,987	$7,366,874
Cost of goods sold	5,422,576	5,141,687
Gross profit	4,016,411	2,225,187

Operating expenses:
Engineering	1,205,933	997,067
Selling and marketing	1,766,930	1,394,361
General and administrative	2,196,887	2,515,349
Write-down of intangible assets	-	1,925,513
Total operating expenses	5,169,750	6,832,290

Operating loss	(1,153,339)	(4,607,103)

Other expenses:
Interest expense	154,655	238,957

Loss before benefit for income tax	(1,307,994)	(4,846,060)

Benefit for income tax	-	(200,000)

Net loss	$(1,307,994)	$(4,646,060)

Basic loss per share	$(0.46)	$(1.92)

Diluted loss per share	$(0.46)	$(1.92)

Weighted Average Shares Outstanding	2,823,375	2,418,696

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2001	2000
Net Income (Loss)	$199,318	$(3,791,249)
Foreign Currency Translation Adjustments	(56,609)	41,524
Comprehensive Income (Loss)	$142,709	$(3,749,725)

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2001	2000
Net Loss	$(1,307,994)	$(4,646,060)
Foreign Currency Translation Adjustments	4,238	148,386
Comprehensive Loss	$(1,303,756)	$(4,497,674)

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2001	2000
Cash Flows From Operating Activities:
Net loss	$(1,307,994)	$(4,646,060)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318,623	584,767
Write-off of intangible assets and goodwill	-	1,925,513
Loss on sale/disposal of fixed assets	1,567	8,684
Deferred rent liability	(32,306)	(27,397)
Deferred taxes	-	(228,288)
Stock based compensation	9,105	(19,820)

Change in assets and liabilities:
Accounts and contracts receivable	774,401	95,197
Inventories	(492,237)	265,348
Prepaid expenses and other assets	(28,432)	247,817
Other assets	(2,376)	52,690
Accounts payable	377,840	(166,607)
Accrued payroll	121,425	71,717
Other current liabilities	91,667	(154,836)
Net cash used in operating activities	(168,717)	(1,991,275)

Cash Flows From Investing Activities:
Proceeds from sale of equipment	-	9,200
Capital expenditures	(84,155)	(187,852)
Net cash used in investing activities	(84,155)	(178,652)

Cash Flows From Financing Activities:
Borrowings on bank line-of-credit payable	9,374,480	5,216,690
Payments on bank line-of-credit payable	(8,619,797)	(6,916,690)
Payments on long term debt	(584,326)	(437,500)
Payments on capital lease	(39,630)	(31,237)
Proceeds from issuance of common stock	29,417	4,819,316
Proceeds from exercise of stock options	-	1,034,694
Net cash provided by financing activities	160,144	3,685,273

Effect of currency translations	4,238	152,134

Net (decrease) increase in cash and cash equivalents	(88,490)	1,667,480

Cash and cash equivalents - beginning of period	233,928	51,314
Cash and cash equivalents - end of period	$145,438	$1,718,794

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$148,536	$247,974

See notes to consolidated financial statements.

OPTELECOM, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation

                The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although Optelecom, Inc. (the Company) believes that the disclosures made are adequate to make the information presented not misleading.

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

2.             Line of Credit

                The Company has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1.5%.  Optelecom’s borrowing rate in effect at September 30, 2001 was 7.5%.  The total amount of borrowings that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory.  The maximum allowable borrowing against inventory is $400,000.

                The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt-to-worth ratio.  The Company was in violation of its cash flow covenants at September 30, 2001.  The bank, however, has provided a waiver of such covenants at December 31, 2000 through the term of the agreement.

                The Company executed a Forbearance Agreement with its bank on August 31, 2001 which extended the line-of-credit through October 31, 2001. The Company expects to reach an agreement with its bank, under similar terms, to extend the line-of-credit past October 31, 2001.  As of September 30, 2001, the Company had approximately $277,000 available under the line-of-credit.

3.             Bank Term Note

                The Company has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company. The remaining principal, $666,000 is being paid at a monthly rate of $62,500 with the term ending August, 2002. The interest rate is at prime plus 1% and was 7.0% at September 30, 2001.

4.             Inventory

                Inventory consisted of the following:

	September 30, 2001	December 31, 2000
Production materials (Net of allowance for obsolescence of $244,998 at September 30, 2001 and $259,867 at December 31, 2000)	$1,046,188	$821,688
Work in process	523,940	344,694
Finished goods	724,801	636,310
Total	$2,294,929	$1,802,692

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

	Three Months ended September 30,
	2001	2000
Net Income (loss)	$199,318	$(3,791,249)
Weighted average shares – basic	2,829,709	2,488,908
Income (loss) per share – basic	$.07	$(1.52)
Weighted average shares – diluted	2,829,709	2,488,908

	Nine Months ended September 30,
	2001	2000
Net Loss	$(1,307,994)	$(4,646,060)
Weighted average shares – basic	2,823,375	2,418,696
Loss per share – basic	$(0.46)	$(1.92)
Weighted average shares – diluted	2,823,375	2,418,696

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

	Three Months Ended September 30, 2001

	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$3,008,366	$989,540	-	$3,997,906
Intersegment revenues	(187,286)	-	-	(187,286)
Total Revenues	2,821,080	989,540	-	3,810,620

Depreciation & Amortization	102,913	5,898	-	108,811
Operating Income	31,566	213,389	-	244,955
Assets at September 30, 2001	5,782,221	635,784	(121,394)	6,296,611
Capital expenditures	12,140	3,661	-	15,801

	Three Months Ended September 30, 2000

	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$1,965,368	$620,591	-	$2,585,959
Intersegment revenues	-	-	-	-
Total Revenues	1,965,368	620,591	-	2,585,958

Depreciation & Amortization	90,977	5,483	94,934	191,394
Operating Loss	(1,467,302)	(231,067)	(2,020,447)	(3,718,816)
Assets at Dec. 31, 2000	6,419,845	993,918	(541,271)	6,872,492
Capital expenditures	52,710	-	-	52,710

	Nine Months Ended September 30, 2001

	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$7,997,526	$1,757,655	-	$9,755,181
Intersegment revenues	(316,194)	-	-	(316,194)
Total Revenues	7,681,332	1,757,655	-	9,438,987

Depreciation & Amortization	301,139	17,484	-	318,623
Operating Loss	(1,023,784)	(140,696)	11,141	(1,153,339)
Assets at September 30, 2001	5,782,221	635,784	(121,394)	6,296,611
Capital expenditures	76,831	7,324	-	84,155

	Nine Months Ended September 30, 2000

	Optical Products Division	Video Comm Products Division	Corporate and Other	Total

Revenues	$5,702,465	$1,664,409	-	$7,366,874
Intersegment revenues	-	-	-	-
Total Revenues	5,702,465	1,664,409	-	7,366,874

Depreciation & Amortization	283,191	16,772	284,804	584,767
Operating Loss	(1,875,328)	(521,458)	(2,210,317)	(4,607,103)
Assets at Dec. 31, 2000	6,419,845	993,918	(541,271)	6,872,492
Capital expenditures	187,852	-	-	187,852

7.             Subsequent Events

                On July 3, 2001, the Company signed a Letter of Intent to acquire Antenna Research Associates, Inc. (ARA).  The Letter of Intent expired on September 30, 2001 when the parties failed to reach a definitive agreement.  Management has decided to not pursue further an acquisition of ARA.  All costs associated with the proposed acquisition have been expensed in the Company’s financial statements as of September 30, 2001.

                On October 29, 2001, the Company received a Nasdaq Staff Determination indicating that it was not in compliance with the net tangible assets requirement for continued listing as set forth in Marketplace Rule 4310 (c)(2)(B), and that its securities are, therefore, subject to delisting from the Nasdaq Small Cap Market.  On November 5, 2001, the Company appealed the Staff Determination.  Management believes that the Company will be in compliance with the net tangible asset requirement in the fourth quarter of 2001.

                There can be, however, no assurance that the Company’s appeal for continued listing will be successful.  Should the Staff Determination be upheld, the Company believes it will continue to have a market for its stock which would trade on the OTC Bulletin Board.

8.             New Accounting Pronouncements

                Effective January 1, 2001, Optelecom adopted SFAS No. 133, issued by FASB, "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137 and SFAS No. 138).  This statement requires companies to record qualifying derivatives on their balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting.  The Company had no derivative or hedging activity in any of the periods presented and therefore there is no impact of these Standards on its financial position or the results of its operations.

                In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  The Company is required to adopt SFAS 143 on January 1, 2003.  The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

                In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  The Company is required to adopt SFAS 144 on January 1, 2002.  The Company has not yet determined the impact that the adoption of SFAS 144 will have on its results of operations or its financial position.

9.             Legal Proceedings

                See Part II - Other Information, Item 1 - Legal Proceedings, on page 16 for a discussion of the Company's litigation activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

                The revenue for the three months ended September 30, 2001 was $3,810,620 compared to revenue of $2,585,959 for the same period of 2000, representing a 47% increase over last year.

                Revenue for the Optical Products Unit increased by $855,712 or 44% to $2,821,080.  This increase is attributed to last year’s focus of increasing sales channels both domestically and internationally.  Sales to integrators, distributors and OEMs increased substantially.

                The Video Communications Unit had revenue of $989,540, an increase of $368,949, or 59% from the third quarter of 2000.  The increase is related to contracts associated with Dexia-Banque Internationale of Luxembourg and the Mass Rapid Transit system of Singapore .

GROSS PROFIT

                Gross profit was $1,678,814 for the three months ended September 30, 2001 compared to $198,181 for the same period of 2000.  The increase in gross profit of $1,480,633 is due primarily to increased sales volume.  In addition, the Company’s gross profit for the quarter ended September 30, 2000 was reduced by a write off of inventory in the amount of $700,000.

                The Optical Products Unit’s gross profit was $1,298,844 or 43% compared to $280,770, or 14%, in 2000.  The higher gross margin was due to increased sales volume, higher material costs in 2000 and the write off of inventory of $500,000 during the third quarter of 2000.

                The Video Communications Unit’s gross profit totaled $379,970, or 38%, compared to ($82,589) in the same period of 2000.  Higher gross margins are largely attributed to the write off of inventory of $200,000 during the third quarter of 2000.

ENGINEERING

The engineering costs for the third quarter of 2001 were $287,627 compared to $491,288 in the third quarter of 2000.  The decrease of $203,661 is primarily due the inclusion of $200,000 of development costs expensed in the third quarter of 2000 as a result of the Company’s reorganization.

SELLING AND MARKETING

                Selling and marketing costs increased to $553,737 for the third quarter of 2001 from $521,855 incurred in the same quarter of 2000.  A key reason for the increase was greater commission expense due to the higher sales level in Optical Products.  Marketing costs were also greater than in 2000, due to spending for literature, marketing materials, integrator support programs, and advertising for the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

                General and administrative costs were $592,495 for the third quarter of 2001 compared to $978,341 for the same period in 2000.  This $385,846 decrease in costs is primarily due to current year cost savings from personnel reductions and higher costs in the prior year related to the Company’s new ERP software, partially offset by expenses related to the proposed ARA transaction.  Also included in the third quarter of 2000 was a $100,000 charge as a result of organizational changes.  In addition, the Company took a $1,925,513 write-off of intangible assets and goodwill in the third quarter of 2000.

OTHER EXPENSES

                Interest expense was $45,637 for the third quarter of 2001 compared to $72,433 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in the interest rate.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

                The revenue for the nine months ended September 30, 2001 was $9,438,987 compared to revenue of $7,366,874 for the same period of 2000, representing a 28% increase over last year.

                Revenue for the Optical Products Unit increased by $1,978,867 or 35% to $7,681,332.  This increase is attributed to last year’s focus of increasing sales channels both domestically and internationally.  Sales to integrators, distributors and OEMs increased substantially.

                The Video Communications Unit had revenue of $1,757,655, an increase of $93,246, or 6% from the first nine months of 2000.  The increase is primarily attributed to contracts associated with Dexia-Banque Internationale of Luxembourg and the Mass Rapid Transit system of Singapore .

GROSS PROFIT

                Gross margin was $4,016,411, or 43% for the nine months ended September 30, 2001 compared to $2,225,187, or 30% for the same period of 2000.  This increase in gross profit is due primarily to the increased volume in sales.  In addition, the Company’s gross profit for the quarter ended September 30, 2000 was reduced by a write off of inventory in the amount of $700,000.

                The Optical Products Unit’s gross profit was $3,362,755 or 42% compared to $1,929,870, or 34%, in 2000.  The increase in gross profit is attributed to increased sales volume, higher material costs in 2000 and the write off of inventory of $500,000 during the third quarter of 2000.

                The Video Communications Unit’s gross profit totaled $642,515, or 37%, compared to $295,317 or 18%, in the same period of 2000.  The higher gross margins are primarily attributed to the write off of inventory of $200,000 during the third quarter of 2000.

ENGINEERING

The engineering costs for the first nine months of 2001 were $1,205,933 compared to $997,067 for the first nine months of 2000.  The increase of $208,866 is primarily due to increased personnel costs and consulting/outside services associated with the development of the compressed DV product, a cost effective transmission product for the MPEG2 video delivery marketplace.

SELLING AND MARKETING

                Selling and marketing costs increased to $1,766,930 for the first nine months of 2001 from $1,394,361 incurred in the same period of 2000.  A key reason for the increase was greater commission expense due to the higher sales level in Optical Products.  Marketing costs were also greater than in 2000, due to spending for literature, marketing materials, integrator support programs, and advertising for the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

                General and administrative costs were $2,196,887 for the first nine months of 2001 compared to $2,515,349 for the same period in 2000.  This $318,462 decrease in costs is partially due to higher amortization costs and bank fees in the first nine months of 2000; this was partially offset by higher personnel costs and expenses related to the proposed ARA transaction in 2001.  In addition, the Company took a $1,925,513 write-off of intangible assets and goodwill in the third quarter of 2000.

OTHER EXPENSES

                Interest expense of $154,655 for the first nine months of 2001 compared to $238,957 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in the interest rate.

LIQUIDITY AND CAPITAL RESOURCES

                The Company had cash and cash equivalents of $145,438 at September 30, 2001 compared to $233,928 at December 31, 2000.

                During the first nine months of 2001, the Company used $168,717 in operating activities compared to the $1,991,275 used in operating activities in 2000. For the first three quarters of 2001, the Company had a net loss of $1,307,994.  After adding back adjustments such as depreciation, loss on disposal of fixed assets, and stock based compensation, to reconcile the net loss to net cash used by operating activities, the net cash usage was $1,011,005.  Working capital decreased by $844,664:  a $774,401 decrease in accounts receivable, a $377,840 increase in accounts payable and a $121,425 increase in accrued payroll were partially offset by an increase in inventory of $492,237.

                The Company invested $84,155 in 2001 in capital equipment compared to the $178,652 invested during the first nine months of 2000.

                During the first nine months of 2001, several employees participated in a stock purchase plan, providing $28,417 in funds to the Company.  In addition, $1,000 in funds were generated from the exercise of employee stock options.  These funds were used for operating activities.

                The Company believes that its current cash, cash from operations and borrowings under its bank line-of-credit are adequate to fund its operations for the next twelve months. The Company is currently in negotiations with its bank to extend the line-of-credit.  Furthermore, the Company will pursue additional funding, either public or private debt or equity financing.

PART II – OTHER INFORMATION

                ITEM 1 - LEGAL PROCEEDINGS

                On June 2, 2000, Optelecom was granted a preliminary injunction against Anthony DeVito, former Optelecom Vice President of Sales and Marketing and Meridian, Inc.  Specifically, DeVito was enjoined from using Optelecom trade secrets and confidential information during the pendency of any litigation, and Meridian was enjoined from employing DeVito in any capacity until September 28, 2000.  On September 26, 2001, all parties agreed to a mutual release and settlement of all claims.

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

                                                                                                OPTELECOM, INC.

Date:	November 14, 2001	/s/ Clyde Heintzelman
Clyde Heintzelman, President and Chief Executive Officer

Date:	November 14, 2001	/s/ James Armstrong
James Armstrong, Controller