Form 10-K405
period 2001-12-31
OPTELECOM INC
filed 2002-04-01
CIK 275858

Use these links to rapidly review the document
OPTELECOM, INC. FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        At March 28, 2002, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $8,684,543 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

        At March 28, 2002, the registrant had outstanding 2,838,086 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

        None

OPTELECOM, INC.
FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1. BUSINESS

GENERAL

        Optelecom, Inc. is a Delaware corporation whose business activities began in 1972. Optelecom's early business commenced with the design and delivery of specialized laser systems and fiber optic communications products for the defense arm of the Federal government. During 2000 and 2001 we successfully transitioned from having a significant number of military customers to a contemporary industry provider of copper and fiber optic based communications products for commercial and government customers. We have focused on providing integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.

        Optelecom reorganized its operations during 2001 into three business segments: the Optical Products unit (OP) which develops, manufactures and sells optical fiber-based data communication equipment to both commercial and Government clients; the Electro-optics Technology unit (EO), which develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers; and the Copper Products Unit (CP) which is focused on the delivery and distribution of video systems using Category5 (CAT5) copper cabling as the transmission medium. Segment information for all prior periods presented has been restated to conform to the current presentation.

        Fiber optic communications equipment is the main thrust of Optelecom's sales. The general marketplace is experiencing a period of continuous growth and change as the industry emerges from its infancy. Technology development is constantly and rapidly improving the capability to transmit at increasing data rates over even greater distances with fiber-based communication systems.

        In addition to the fiber market, we are addressing a marketplace which has developed as a result of the significant quantity of Category 5 (CAT5) cable that exists as an installed base both domestically and internationally. Paragon, our wholly-owned UK subsidiary, has provided us with the market guidance necessary for the development of a family of new products to deliver integrated video, audio, and data information over CAT5 cable.

        In the Electro-Optics Group, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. During the past decade, Optelecom has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on. The Electro-Optics Group also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems.

        Optelecom currently supports Boeing in a program for Wright-Patterson AFB which is devoted to development of military aircraft photonic network systems. Optelecom is in the implementation stage of an effort to develop a demonstration of photonic architecture using commercially available components. Under a related Small Business Innovation Research (SBIR) contract, Optelecom is investigating photonics systems optimized for aerospace vehicles, which will culminate in the design of an optical network prototype. Our photonic aerospace vehicle work provides an opportunity for Optelecom to apply its optical development and fabrication expertise to an important aircraft system application with potential application to commercial markets.

        The table below displays the Company's three-year revenue and operating income (loss) by segment:

	2001		2000		1999
Operating Unit	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
Optical Products	$9,865,836	$(928,771)	$8,120,005	$(2,596,036)	$9,162,013	$211,214
Electro-Optics	1,052,631	427,587	472,225	188,573	278,791	56,750
Copper Products	2,258,452	(254,014)	2,084,599	(756,722)	3,196,088	(102,847)

Company Totals (1)	$13,176,919	$(744,057)	$10,676,829	$(5,385,643)	$12,636,892	$(185,856)

(1)
Company totals include corporate expenses. See Note 12 of the Notes to the Financial Statements for segment information.

PRODUCTS AND MARKETS

OPTICAL PRODUCTS UNIT (OP)

        The Optical Products Unit addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. The majority of its current and future revenues are and will be derived from several niche markets that apply the advantages of fiber optic telecommunications to their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications. Verticals that offer future potential sources of revenue include video teleconferencing, healthcare, and broadcasting market opportunities. The OP Unit offers many product solutions to address our customers' needs. Its products are classified into the following categories:

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

CCTV & Broadcast Video (FM), Audio and Data Products

        This category includes fiber optic video only, audio only, video and data, audio and data, and video, audio and data products, which use our traditional Frequency Modulation (FM), Pulsed Frequency Modulation (PFM) and Pulsed Coded Modulation (PCM) transmission techniques. Most of these products are included in our 9000 series, some of which are now being replaced by digital video products. The series also includes a Windows based Graphical User Interface System Management Software which allows the user to view and manage the operating status of the entire fiber optic transmission network from a PC, greatly facilitating maintenance. Markets for these products include video surveillance, intelligent highways, robotics, process control, military, distance learning and simulation markets.

High Resolution RGB Video Transmission Products

        Red Green Blue (RGB) Video Transmission Products include those used to remotely locate a high-resolution display, such as a monitor or projector, from its video source. Because of the high bandwidth and fidelity required to transmit these signals, fiber optics is the only available means to transmit them further than approximately 1,000 feet. While VGA video, in the 1280 x 1024 pixel range, may be transmitted via copper using active baluns (such as offered by the Copper Products unit) up to distances approaching 1,000 feet, the bandwidth required to transmit ultra high resolution 2048 x 2048 pixel RGB video limits the maximum transmission distance possible over copper wire to less than 100 feet. Other than its own, management is not aware of any fiber optic RGB video transmission system that meets the performance characteristics of the high-resolution RGB products that we offer. Applications for this technology include air traffic control, military control rooms, remote conference rooms, financial trading desks and process control.

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

        Products include one, four, eight, and sixteen-channel video systems with integrated voice and data channels, offering near-broadcast quality performance. All of these new products incorporate the features of our Graphical User Interface System Management Software and share a common mechanical interface with many of the legacy PFM video products.

        The totally modular approach used in the digital system design architecture will reduce the inventory and logistical support investment required to address the anticipated demand for these products. Marketplace reception has been extremely positive and new applications involving a combination of our other product offerings with the capabilities of the digital video equipment are being constantly proposed. We have introduced a new CWDM product with the capability of transmitting 64 channels of broadcast quality video on a single fiber early in 2002. We expect the superior performance of the digital video systems to expand the markets we can address and enhance the capability of our systems in existing markets.

Compressed Digital Video Products

        Applying our expertise in video communications, we have developed a low cost, high quality, compressed digital video product that leverages the advantages of new technology recently made available to the marketplace. Joint Photographic Expert Group (JPEG) and Motion Picture Expert Group (MPEG) II have become defacto compression standards embraced by the consumer and other electronics marketplace. The products we have developed will replace older compression products since their low cost, high performance characteristics will render the previous family obsolete.

        These products involve the digitization and compression of National Television System Committee (NTSC) and Phase Alteration Line (PAL) video signal sources, allowing transmission using T1, E1, or Ethernet, over IP (Internet Protocol). They are being offered to the security and traffic markets as well as to other markets whose users are turning to video communications as a way to increase productivity. The explosive growth of the Internet dictates the need for low cost, high quality compressed digital video for use over various private and public networks.

ELECTRO OPTICS PRODUCTS UNIT (EO)

        The Electro Optics Unit focuses on Interferometric Fiber Optic Gyro (IFOG) coils, which are components in rotation-sensing instruments that are beginning to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise derived from prior Department of Defense activities to develop winding technology for IFOG coils and to manufacture these coils in production. In 2001 continued improvements were incorporated to increase production capacity in anticipation of increased requirements for these coils.

COPPER PRODUCTS UNIT (CP)

        The Copper Products Unit designs, manufactures and markets electronic products and systems for multi-media applications utilizing twisted-pair copper or "structured" Category 5/5e/6 (CAT5, Cat 5e, Cat 6) cabling, which forms the standard wiring infrastructure for all modern office, industrial and, increasingly, residential buildings. This Unit is comprised of the Paragon AV business that was restructured during 2000 and is now supplied with products designed and manufactured by Optelecom, rather than predominantly sub-contracted products, as was the case at the time of its acquisition. These products include active balun (Balanced to Unbalanced) devices that facilitate the transmission of high-resolution video, audio and data signals without noticeable signal degradation. In addition, television distribution systems for the receipt and distribution of Broadcast and Cable TV channels over CAT5 cable have been developed and are being offered to the US, European and Asian markets. These TV systems are used to provide business television services to financial markets.

        A number of new products have been developed for the Copper Products Unit utilizing Optelecom's proven 9000-series architecture. This has enabled the added-value benefits of Optelecom's System Management Software products to be applied to the Copper Products and has decreased the time-to-market for new products. Using a single, compatible architecture for copper and optical products also enables hybrid systems to be easily configured under a single, consistent system management scheme. Such hybrid systems have applications where, for example, video is to be distributed both within (copper products) and between (optical products) buildings—such as university campuses, airports and other industrial complexes. Additionally, the ever-increasing demand for bandwidth places added demands on structured cabling systems and the capability to upgrade to optical systems while maintaining consistent system architecture and management interface is an important competitive feature of Optelecom products.

SALES AND MARKETING

OPTICAL PRODUCTS UNIT

        The Optical Products Unit sells its products domestically through direct sales, select commercial integrators and resellers. In addition, Optical Products has entered into several OEM agreements to leverage other vendors' market penetration superiority in markets that we do not specifically address. Foreign sales are made through integrators and OEM accounts.

        We continue to focus our resources on developing additional sales and distribution channels. Specifically, in 2001 we added five representatives and six integrators domestically. Internationally we added five new integrators. We expect this number to continue to grow in 2002 as we further expand the market share of our fiber transmission products.

        During 2001, new collateral material necessary to allow the marketplace to fully evaluate our product offerings were distributed to existing and potential customers. Our primary method of making new customer contacts has been through participation in an expanded trade show schedule in both the Security and Traffic markets. These trade shows have resulted in a significant increase in quotations and order activity. In addition, our updated Web Site has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment. In 2002, the Web site will be expanded to enable "registered users" to access Optelecom's infrastructure to place orders, check order status and validate their specific account information.

ELECTRO OPTICS PRODUCTS UNIT

        Electro-Optic Group sales are pursued independently of other corporate sales functions. The Electro-Optics Group relies on established contacts, response to RFP's and participation in technical conferences to market precision wound coils and other contract services.

COPPER PRODUCTS UNIT

        The Copper Products Unit has established partnerships with suppliers of "system component" products, where our partner has strong technical expertise but very weak routes to market or poorly developed integration skills. These products include multi-functional keyboard solutions, specialized graphic display adapters and video switching systems. Such products are judiciously used to augment our own products to deliver more complete systems solutions. Additionally, existing products developed for a specific market have been promoted into other market applications.

        This business model enables us to deliver complete system solutions, establishing a single source of cohesive multimedia solutions and integration services to the financial marketplace. This has enabled us to derive additional revenue from our existing client base, to appeal to new prospects within the financial marketplace and to address new markets. We plan to take these products to market by incorporating them in our offering and adding them to our newly developed distribution channels worldwide. This strategy helped the Copper Products unit win a $1.3m order in 2001 for video and audio distribution in a commuter train passenger information system in Singapore.

        In 2001, we have stayed ahead of the evolving requirements within the marketplace and launched the XT-300 series "AutoBalun" product, which we believe to be unique in our marketplace by virtue of being capable of fully automatic compensation for cable length, attenuation and pair-skew. Our product offerings now range from complex integration of video delivery to the individual user desk through video distribution technologies to multiple users.

RESEARCH AND DEVELOPMENT

	2001	2000	1999
Expenditures on Company sponsored research and development activities	$958,000	$1,033,000	$731,000

        During 2001, we invested in the development of several new products. These products will permit us to increase our penetration of the present vertical markets we serve by permitting our customers to increase information throughput at reduced price points. It is anticipated that the new Digital Video (DV) products, both compressed and uncompressed, will gain significant market share due to their extremely high reliability, increased bandwidth/channel capacities, and robust video compression techniques.

        The compressed DV product was completed during the first quarter of 2001, and will be a cost effective transmission product for the MPEGII video delivery marketplace. Other significant engineering efforts include the ongoing upgrade and improvement of our current product line, and the introduction of several new products for the Copper Products unit. These include: Television distribution hardware, Active Baluns, automatic baluns, and remote PC extensions that permit high quality video to be distributed over CAT5 structured cable. There are significant markets both domestically and internationally for these products.

MANUFACTURING PROCESSES

QUALITY ASSURANCE

        Optelecom has a Quality Assurance system fully compliant with the requirements of ISO-9001 (which is an internationally recognized quality system standard for companies that design and manufacture products). All operating segments have received certification to the standard. This certification is re-validated every six months and the company successfully passed audits in January and June of 2001. In 2001 strategic improvements were made to the manner in which the quality documents were numbered, organized and accessed to simplify usage. The Corrective Action program was enhanced during the year to more aggressively drive the continuous improvement process. More corrective actions were completed in 2001 than the three previous years combined.

OPTICAL PRODUCTS

        The Optical Products Unit performs routine and specialized manufacturing, assembly, and product testing functions in our corporate headquarters. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in our business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a limiting factor. During 2001 manufacturing basics was an area of primary focus. This involved correcting, re-evaluating and improving many of the core manufacturing processes. An impressive list of accomplishments was accumulated including:

  •
  bringing the on-time delivery of our products to a consistent level of >98%,

  •
  cutting lead-times by 48%,

  •
  decreasing the number of open Work Orders in Manufacturing by 52%,

  •
  improving time to service a returned product by 47%,

  •
  incorporating cycle-counting of inventoried parts bringing inventory accuracy to a >98% level,

  •
  improving vendor deliveries by 27%,

  •
  implementing a new product cost tracking system, and

  •
  initiating a major re-evaluation of our current supplier base.

ELECTRO OPTICS PRODUCTS

        Electro-Optics Group uses custom facilities designed and fabricated by Optelecom for precision wound coil production and contract research and development. Currently, four coil winding machines are employed in satisfying contract winding production requirements.

COPPER PRODUCTS

        The Copper Products Unit now obtains the majority of its products from Optelecom's Engineering and Manufacturing operations, in contrast to previous subcontracting arrangements. It is our intention to maintain this practice.

COMPETITION

        The three business segments of Optelecom compete in separate and distinct markets.

OPTICAL PRODUCTS

        This Unit competes with other companies of roughly equal size that have similar resources. The majority of our competitors are privately held companies. We estimate the total market for Optelecom transmission products to be approximately $1 billion in 2002. The size of the traffic and security surveillance markets, which represents the largest segment, is estimated to be approximately $250-300 million worldwide. The competition in these markets has established mature sales channels that allow for continued market penetration in both domestic and international markets. We anticipate that the expansion of Optelecom's sales and distribution channels worldwide will be the basis for sustained growth. The Company expects to increase its share of these expanding markets. In addition, our products contain two technologies that are in limited supply to these markets: the compressed and uncompressed Digital Video products.

ELECTRO OPTICS PRODUCTS

        Products offered by Electro Optics are sold to both small companies and large defense contractors who tend to dominate the market. These companies have greater marketing, manufacturing, financial, research and personnel resources than Optelecom. Furthermore, as Department of Defense contracting activity has declined, these companies have started to compete in markets that were primarily addressed by companies with resources similar to Optelecom's. Our approach to this competitive environment is to offer services and second source production capabilities which complement the capabilities and interests of our customers. Some prime contractors have begun subcontracting with us to use Optelecom's technology to fulfill their contract obligation.

COPPER PRODUCTS

        Copper Products are applicable within large and small sized companies in the area of CAT5/5e/6 distribution of video, audio and data, where only a small number of companies compete for this specialized market segment.

SEASONALITY

        Optelecom's products are based on communications equipment technology. As such, seasonality does not materially affect our revenues, other than as normal contracting activities are affected by capital budget seasonality.

PATENTS

        Although Optelecom holds certain patents, our business as a whole is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from other parties.

BACKLOG

        At the end of 2001, the backlog for each business segment was as follows: Optical Products Unit $588,000; Electro Optics Products $554,000; Copper Products Unit $848,000.

EMPLOYEES

        At December 31, 2001, a total of 55 full-time employees worldwide were employed at Optelecom, including 12 in research, development and engineering, 13 in sales and marketing, 21 in manufacturing and 9 in general management, administration and finance. The number of employees by operating segment is as follows: Optical Products Unit—41; Copper Products Unit—9; Electro Optics—5. We expect a slight increase in headcount over the next 12 months, primarily in the areas of sales, marketing and manufacturing. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees. There can be no assurance that we will be successful in attracting and retaining such personnel. Our employees are not represented by any collective bargaining organization and we consider our employee relations to be good.

Item 1A. RISK FACTORS

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

Fluctuations In Financial Performance

        Optelecom has experienced and may, in the future, continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, among other things, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold and timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls, therefore Optelecom's business, financial condition, and operating results could be adversely affected if increased revenues are not achieved.

Dependence On Major Customers

        For the twelve months ended December 31, 2001 approximately 28% of our revenues were accounted for by sales to five commercial customers. This dependence of sales of our products to a few customers continues to diminish. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future product generations, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that Optelecom's current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect Optelecom's business, financial condition and operating results.

Technological Change

        Optelecom's products are sold in markets that are subject to rapid technological change. Our future success will depend in part upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing such products or producing enhancements that meet these changing demands, that Optelecom will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Our inability to develop and introduce new products or product enhancements in a timely manner or our failure to achieve market acceptance of a new product could have a material adverse effect on Optelecom.

Competition

        We face intense and increasing competition from a large number of competitors, some of which are larger than Optelecom and have larger product development, research and sales staffs. We believe that the products developed in 2000 and 2001 will position us to compete effectively through 2002 and well into 2003. There can be no assurance, however, that our competitors will not develop products that are as, or possibly more, effective than ours. We continuously monitor our competitors' product introductions to evaluate our ability to compete.

Paragon Operations (Copper Products)

        Paragon Audio Visual Ltd. ("Paragon") was acquired in December 1997. The integration was troubled and a great amount of time and resources have been expended to enhance Paragon's operating performance.

        Paragon's management team, which has been in place since the second quarter of 1999, made progress in 2001 in reducing their on-going operating losses, primarily through reduction in operating costs, expansion of their sales operation to include a presence in the US and increasing product margins, largely through the reduction of dependence on subcontract product manufacture. Continued integration with the US office is planned for 2002, and the intention is that the Paragon operation will provide enhanced, local support for optical product sales throughout Europe in 2002.

        Optelecom expects Paragon to return to profitability in 2002 by increasing its revenue while maintaining its much-reduced cost structure. However, there can be no assurance that profitability will, in fact, be achieved.

        With Paragon, Optelecom expects to expand its presence in international markets and may, in the future, derive an even more significant portion of its revenues from these markets. Our current and future international business activities are subject to a variety of potential risks, including political, regulatory and trade and economic policy risks. We will also be subject to the risk attendant to translations in foreign currencies. These factors could have a material adverse effect on Optelecom.

Future Capital Needs; Uncertainty Of Additional Funding

        Optelecom believes that our existing capital resources, including an existing $1,700,000 bank line-of-credit and future operating cash flows will generate the funds needed for our long-term cash requirements. The Company expects to renew or replace its agreement under similar terms with its current or an alternate bank when the line-of-credit expires on September 5, 2002.

        If our growth rate should exceed expectations, or if we should fail to generate the anticipated operating cash flows, Optelecom would be required to seek additional funding. In those circumstances, the Company would look to increase its line of credit and/or pursue equity financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If issuing equity securities raises additional funds, further dilution to existing stockholders will result. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate product research and development and overhead costs.

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

Price Volatility In Public Market

        Optelecom's Common Stock currently trades on the NASDAQ Small Cap Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that may have been unrelated to our operating performance. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of Optelecom or our competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by Optelecom or our competitors, regulatory developments in both the United States and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in our operating and product development results, may have a significant impact on the market price of Optelecom's Common Stock.

Absence Of Dividends; Dilution

        Optelecom has not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Dilution will occur upon the exercise of outstanding stock options and may occur upon future equity financing that could be required to fund operations.

Item 2. PROPERTIES

        Optelecom leases property at 9300 Gaither Road, Gaithersburg, Maryland, located near Washington, DC. This facility has 21,000 square feet of space and a monthly rent of $18,664. The lease expires on August 31, 2002. The facility is in good repair and is adequate for Optelecom's current requirements. As part of the 2001 restructuring of Paragon, its facilities were consolidated in a smaller, but far superior, facility in Thatcham, England, consisting of approximately 2,100 square feet of office space. Current monthly rent is approximately $2,000. This lease expires in June 2006, and the premises are in good repair, and are adequate for current requirements.

Item 3. LEGAL PROCEEDINGS

        On June 2, 2000, Optelecom was granted a preliminary injunction against Meridian, Inc. and Anthony DeVito, former Vice President of Sales and Marketing. Specifically, DeVito is enjoined from using Optelecom trade secrets and confidential information during the pendency of any litigation, and

Meridian was enjoined from employing DeVito in any capacity until September 28, 2000. A final settlement was reached between all parties on October 2, 2001 and the action was dismissed.

        From time to time, Optelecom is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report Optelecom is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Three items were submitted to a vote of security holders at the Company's Annual Meeting held December 11, 2001. (Reference is made to the Company's Proxy Statement filed November 16, 2001).

Item One: Election of Directors

Director One	For	2,180,390	Against	40,116
Director Two	For	2,180,390	Against	40,116

Item Two: Shareholder Proposal

For	2,188,769	Against	23,638	Abstain	8,099

Item Three: Directors Stock Option Plan

For	624,178	Against	66,115	Abstain	19,137

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Optelecom's Common Stock, $0.03 par value (Common Stock) is traded in the over-the-counter market. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the two years ended December 31, 2001 and 2000, respectively. Such quotations do not necessarily reflect actual transactions:

	Bid Price
	High	Low
Quarter Ended
December 31, 2001	$3.25	$2.15
September 30, 2001	3.01	1.27
June 30, 2001	2.43	1.44
March 31, 2001	3.63	1.75
December 31, 2000	2.19	1.56
September 30, 2000	7.00	6.13
June 30, 2000	5.19	4.69
March 31, 2000	$9.75	$6.13

        There were approximately 616 record holders of the Common Stock as of 12/31/01.

        Optelecom has not declared any cash dividends to date and does not expect to do so in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Set forth below is selected financial data for Optelecom's five most recent fiscal years.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Revenues, net	$13,176,919	$10,676,829	$12,636,892	$16,333,749	$12,271,057
Net (loss) income	(933,585)	(5,998,852)	(211,359)	(2,811,344)	948,729
Basic (loss) earnings per common share	(0.33)	(2.53)	(0.10)	(1.34)	0.51
Diluted (loss) earnings per common share	(0.33)	(2.53)	(0.10)	(1.34)	0.48
Total assets	6,373,679	6,872,492	8,615,614	8,631,948	12,209,741
Long-term obligations	69,111	663,642	1,380,575	1,726,672	2,291,668
Stockholders' equity	2,086,557	2,958,998	2,896,620	3,290,632	5,799,819

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2001 versus 2000

        2001 consolidated revenues of $13.2 million were $2.5 million or 23.4% higher than 2000. Sales increased in the Optical Products, Electro-Optics and Video Communications Units. Revenue for the Optical Products Unit increased by $1.7 million or 22%. This increase is attributed to the Company's focus of increasing sales channels both domestically and internationally. Sales to integrators, distributors and OEMs increased substantially. Electro-Optics revenues increased to $1.1 million in 2001 from $0.5 million in 2000 as a result of expansion of the system development services and the coil winding business. Revenue for the Video Products Unit increased slightly by $0.2 million or 8%.

        Gross Profit was $6.3 million in 2001 compared to $4.4 million in 2000. This increase was primarily the result of increased sales volume in 2001, higher material costs in 2000 and the write-off of inventory of $700,000 during the third quarter of 2000.

        Operating expenses were $7.0 million in 2001 compared to $9.7 million in 2000. This decrease of $2.7 million or 28% is primarily due to the inclusion of $1.9 million of write-down of intangible assets in 2000. In addition, 2001's operating expenses were lower as a result of cost savings from personnel reductions and a reduction in discretionary spending in all areas of the Company.

        The Company reported a net loss in 2001 of $933,585 or $0.33 per share compared to a net loss of $5,998,852 or $2.53 per share in 2000. There was no provision for income tax in 2001 compared to a provision of $451,437 in 2000. The Company reported a net loss of $0.53 per share for the first six months of 2001 and net income of $0.20 for the last six months of 2001.

2000 versus 1999

        Revenue on a consolidated basis was lower by $1.96 million or 16% in 2000 compared to 1999. Sales fell in both the Optical Products Unit and Copper Products Unit, as further detailed in the operating segment discussion which follows. A significant factor in the loss of sales was the Company's transition from a focus on government and military customers to a focus on commercial clients. Another significant factor was restructuring that occurred in both units, particularly in the sales and marketing areas. Sales for the Electro-Optics Unit increased slightly from $0.3 million to $0.5 million.

        Gross Profit was $4.4 million compared to $4.3 million in 1999. The overall gross margin increased from 33.7% in 1999 to 40.8% in 2000. A large factor in this increase was the improvement in the increase in the Copper Products' margin from 21% in 1999 to 35% in 2000.

        Operating expenses were $9.7 million in 2000 compared to $4.4 million in 1999. Included in the 2000 expense is a $1.9 million write-down of the goodwill and other intangibles associated the Paragon acquisition. Also included was approximately $0.7 million of unusual and infrequent costs: $0.1 million was associated with the development of new marketing materials and integrator support programs; and $0.6 million was associated with management and organizational restructuring, legal fees for the litigation against a former employee, costs for the Company's SEC registration statements, and costs associated with the implementation of the Company's ERP software and related employee training.

        The 2000 net loss of $5,998,852 or $2.53 per share compared to a net loss of $211,359 or $0.10 per share in 1999. Also included was a $451,437 provision for income tax. Due to the tax losses, the Company determined that realization of the deferred tax assets could not be assured beyond a reasonable doubt and that a valuation allowance was needed for the entire net deferred tax asset.

Operating Segments

        Optelecom's products and services are categorized into three operating segments: Optical Products Unit, Electro-Optics Unit and the Copper Products Unit. Prior to 2001 the Company had been reporting the revenues and expenses of the Electro-Optics Unit within the Optical Products Unit. During 2001 it was determined by management that the Electro-Optics business should be reported separately in order to manage the business more effectively. In addition, the Unit that was previously reported as the Video Communications Unit has been renamed the Copper Products Unit to better convey the primary product line of that business unit. The financial results for the three operating segments have been prepared on a basis that is consistent with the manner in which Optelecom management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles.

OPTICAL PRODUCTS UNIT

Optical Products Division	2001	2000	1999
Net Sales	$9,865,836	$8,120,005	$9,162,013
Gross Profit	4,975,122	3,450,872	3,532,495
Total Operating Expense	5,903,893	6,046,908	3,321,281
Operating (Loss) Income	(928,771)	(2,596,036)	211,214

        See Note 12 of the Notes to Consolidated Financial Statements.

        2001 Sales for Optical Products of $9.9 million were 22% or $1.8 million higher than 2000's sales of $8.1 million. This increase is attributed to the Company's focus of increasing sales channels both domestically and internationally. Sales to integrators, distributors and OEMs increased substantially.

        In 2001 the Optical Products Unit began to experience the benefits of the prior years reorganization of its sales and marketing departments. The emphasis that was placed on developing new sales and distribution channels, both domestically and internationally resulted in higher sales in 2001. During 2001, eight independent sales representative organizations and six integrators were added domestically. Five integrators were added in the international marketplace.

        2001 gross profit of $4.98 million, or 50% of sales, was higher than 2000's gross profit $3.45 million or 42% of sales. The lower gross profit in 2000 was impacted significantly by the $0.5 million write-down of inventory, representing 5.8% of sales. Lower margins in 2000 were also been impacted by our reliance on a few major customers who were able to negotiate larger than usual discounts. The expansion of Optelecom's customer base along with lower material costs and increased production efficiencies in 2001 resulted in improved margins.

        Operating expenses were $5.9 million in 2001, a slight decrease of $0.1 million from 2000. Sales and marketing costs increased $0.5 million over 2000, due to the restructuring of the sales force and the development of additional sales and engineering channels. Engineering costs decreased $0.2 million, primarily due to the savings realized from staff reductions implemented in 2001. Administrative costs decreased $0.3 million from $2.7 million in 2000 to $2.4 million in 2001. Cost reductions are primarily attributed to savings realized from reductions in 2001 staff levels. In addition, 2000 costs were somewhat higher due to the costs associated with the management and organizational restructuring and the implementation of the Company's ERP software.

ELECTRO-OPTICS UNIT

	2001	2000	1999
Net Sales	$1,052,631	$472,225	$278,791
Gross Profit	427,587	188,573	56,750
Total Operating Expense	–	—	—
Operating Income	427,587	188,573	56,750

        See note 12 of the Notes to Consolidated Financial Statements

        Electro-Optics sales of $1.1 million were $0.5 million higher than 2000. The increase is primarily attributable to the emphasis on winning new contracts for the systems services aspect of the business. Coil winding revenues were practically unchanged from 2000 to 2001. Gross margins were improved slightly from 40% in 2000 to 41% in 2001.

COPPER PRODUCTS UNIT

	2001	2000	1999
Revenues	$2,258,452	$2,084,599	$3,196,088
Gross Margins	859,683	728,839	671,665
Operating Expenses	1,113,697	1,485,561	774,512
Operating Loss	(254,014)	(756,722)	(102,847)

        The Copper Products Unit is comprised of Paragon AV. Sales in 2001 of $2.3 million were 8% higher than 2000's sales of $2.1 million. The increase is primarily attributable to a significant new contract entered into in 2001 with Singapore Technologies Electronics, Ltd. The gross margin percentage increased to 38% in 2001 from 35% in 2000 largely as a result of a $200,000 write-off of obsolete inventory in 2000.

        Operating expenses in 2001 were $1.1 million compared to $1.5 million in 2000. This decrease of $372 thousand, or 25% from 2000 operating expense levels is due to reductions in staff and lower sales and marketing expenses. The operating loss in 2001 of $0.3 million compared to a loss of $0.8 million in 2000.

CORPORATE AND OTHER EXPENSES

	2001	2000	1999
Amortization of intangibles & goodwill	$—	$284,804	$350,973
Write-down of intangible assets	—	1,925,513	—
Interest expense—line of credit	109,019	98,133	126,760
Interest expense—long term notes	80,509	168,246	183,126
Other expense / (income)	11,141	(93,466)	—

Total corporate / other expenses	200,669	2,383,230	660,859

        Corporate and other expenses were significantly lower in 2001 when compared to 2000. In the third quarter of 2000, the Company determined that the intangible assets associated with Paragon Audio Visual, Ltd. were impaired under the requirements of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Specifically, Paragon was marketing and selling products developed, engineered and manufactured by Optelecom. Therefore the technology originally purchased had no future value to the Company. In addition, Paragon was marketing the new products to a different client base. Therefore the old customer list had no future value. The Paragon Audio Visual, Ltd. company name had value in the marketplace only by being associated with Optelecom, Inc. and the new products and client base it was serving. Thus, the value of the name would have no future value to Optelecom. Finally, as a result of the impairment of the intangible assets and the value of the other assets originally acquired, the excess value assigned over the purchase price now associated with goodwill was also impaired. The total value of the intangible assets and goodwill written off in the third quarter of 2000 was $1,925,513.

        Total interest expense was $189,528 in 2001 compared to $266,379 in 2000 and $309,886 in 1999. Interest expense for 2001 decreased as result of paying down the principal on the line-of-credit and the long-term note and a reduction in the interest rate. In 2001 the average borrowing under the line-of-credit was $1,265,142 compared to an average of $1,037,809 in 2000. The interest rate averaged 8.52 % in 2001 compared to 10.65 % in 2000.

        Income tax expense (benefit) was $0 in 2001, $451,437 in 2000, and $(284,383) in 1999. The effective tax rate was 0% in 2001, 7.6 % in 2000, and (54.7) % in 1999. Due to the last four years of losses, the Company determined that it is more likely that the deferred tax assets may not be realized, in accordance with FASB No 109, and that a valuation allowance was needed for the entire net deferred tax asset.

Impact of Inflation

        Inflation has not had any significant effect on the operations of the Company during 2001, and we do not expect it to have any significant effect during 2002.

FINANCIAL CONDITION

        Optelecom's Net Worth decreased from $2.96 million in 2000 to $2.09 million in 2001. The operating loss and consequent increase in accumulated deficit of $0.93 million was offset by a small increase of $0.035 million in common stock and paid-in-capital, due to the exercise of stock options and purchase of shares pursuant to the employee stock purchase plan. In July of 2000, Optelecom completed the private placement of 140,000 shares of its common stock, $.03 par value shares for proceeds of $500,000. The Company also sold 500,000 shares, registered under Form S-2A, for net proceeds of $4.3 million. Additionally, proceeds from the exercise of stock options were $1.04 million in 2000.

        Other key components of Optelecom's financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt. The Company's current ratio has decreased to 1.30 at December 31, 2001 compared to 1.73 at December 31, 2000 and 1.18 at December 31, 1999. This decrease is attributed primarily to the increase in the Company's bank line of credit and the reduction in accounts and contracts receivable.

        Accounts receivable decreased this year from $3.5 million in 2000 to $2.5 million at December 31, 2001. A significant factor in this decrease was relatively large shipments to overseas customers in the 4th quarter of 2000. The Company has improved its collection process which has resulted in a reduction in days sales outstanding from 117 at December 31, 2000 to 68 at December 31, 2001.

        Inventory increased from $1.8 million in 2000 to $2.8 million in 2001 primarily due to an increase in production materials inventory. Inventory levels for components of products that are ordered routinely were increased to allow Optelecom to meet customers' demands of shorter product delivery times. At the beginning of the year as a result of increasing general demand for electronic optical components, we increased our inventory of such components, in anticipation of industry wide shortages.

        The following chart shows the composition of inventory for the past three years, with Paragon inventory included in finished goods:

	2001	2000	1999
Production Materials (net of allowance for obsolescence)	$1,712,650	$821,688	$416,199
Work in Process	278,731	344,694	280,680
Finished Goods	804,267	636,310	1,197,276

TOTAL	$2,795,648	$1,802,692	$1,894,155

        In 2001, fixed asset additions were $90,849, compared to $368,167 in 2000 and $312,117 in 1999.

        The Company's current liabilities increased $1.0 million from $3.2 million in 2000 to $4.2 million in 2001 primarily as a result of an increase of $1.0 million in the bank line-of-credit payable in order to fund operating losses during 2001. Accounts payable increased $0.2 million from 2000 to 2001. These increases were partially offset, however, by a decrease of $0.3 million in the current portion of leases payable and notes payable from 2000 to 2001.

        Long term debt was reduced significantly from $0.7 million to $0.1 million during 2001 as a result of paying down the term loan during the year. The Company expects to completely pay off the term loan by August, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash used in operating activities was $313,071 in 2001 compared to $3,815,352 in 2000. After adding back adjustments such as depreciation and amortization and deferred rent to reconcile the net loss to net cash used by operating activities, the net cash usage was $553,324 in 2001 as compared to $3.37 million in 2000. This represents a substantial improvement over the prior year results. Working capital provided by operating activities was $238,151 in 2001. The working capital provided was due to increases of $992,956 in inventory and $296,108 in accounts payable and accrued payroll. These increases were offset by a decrease in accounts and contracts receivable of $993,722.

        Cash used in investing activities in 2001 was $90,849 compared to $358,967 in 2000. The Company engaged in cost savings during 2001 through a reduction in capital expenditures.

        During 2001 Optelecom's financing was changed dramatically from the prior year, reducing the amount financed from $4.2 million in 2000 to $0.2 million in 2001. The Company was successful in paying down its long-term notes and capital leases by $837,510 during 2001. This was offset by net borrowings on the bank line-of-credit of $1.0 million.

        In 2000, Optelecom financed its operations through cash generated from financing activities, primarily through the sale of its common stock. Total proceeds from the issuance of common stock in 2000 were $4.8 million. Additionally, proceeds from the exercise of stock options were $1.0 million. Proceeds from the issuance of common stock and from the exercise of stock options totaled $34,809 in 2001.

        Optelecom has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $1.7 million under our existing bank line-of-credit as of December 31, 2001. This bank line-of-credit expires September 5, 2002. Generally, the Company is permitted to borrow on up to 80% of eligible accounts receivable as well as a small portion of inventory. Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio of 1.25 to 1.0, a maximum debt to worth ratio of not greater than 5.0 to 1.0 and a minimum cash flow coverage ratio of 1.25 times debt service. The Company's current ratio of 1.30 at December 31, 2001 was in compliance with the bank's requirements. Optelecom was also in compliance at December 31, 2001 with it's debt to worth ratio of 2.1. The Company was not in compliance with the cash flow coverage ratio at December 31, 2001. The bank has agreed to waive this covenant through September 5, 2002.

        Optelecom's future working capital needs will be financed by our operating cash flow and continued use of the line-of-credit. In the event that operating cash flows become insufficient to meet funding needs, the Company may be required to scale back or eliminate product research and development and overhead costs. Additionally, the Company would look to increase its line of credit and/or pursue equity financing. The Company's strategy will focus on identifying new products that meet the demands of our core markets, expanding our distribution channels and implementing processes which will increase manufacturing efficiencies. Management fully understands the costs required to execute this strategy and will pursue these initiatives in a timely and fiscally prudent manner.

        The following are our contractual obligations associated with debt obligations, lease commitments and an employment contract:

	2002	2003	2004	2005	2005
Bank note payable	$465,110	$—	$—	$—	$—
Economic Development Fund note	24,000	12,000	12,000	12,000	12,000
Capital leases (1)	20,225	—	—	—	—
Operating leases (2)	169,128	21,025	21,025	21,025	6,042
Employment contract (3)	135,836	—	—	—	—

Totals	$814,299	$33,025	$33,025	$33,025	$18,042

(1)
Capital leases obligations relate primarily to computer and test equipment.
(2)
Operating leases include our office space in Gaithersburg, Maryland and Thatcham, England. Total rental expense under both leases for fiscal year 2001 was $261,627. The rent for the Gaithersburg offices includes amounts through August 2002 which is the scheduled lease termination date.
(3)
The employment contract relates to a contract with Ed Ludwig that expires October 23, 2002.

NEW ACCOUNTING STANDARDS

        In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137). The Company adopted the standard on January 1, 2001. Optelecom does not currently use derivatives, and has thus determined that there is no impact of these Standards on its financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes this standard will have no impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations, Reporting and Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal for a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121 but addresses certain implementation issues associated with that Statement. The Company believes this standard will have no impact on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

        Optelecom's discussion and analysis of its financial condition and results of operations are based upon Optelecom's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Optelecom to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Optelecom evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. Optelecom bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider certain accounting policies related to revenue recognition and inventory to be critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidate Financial Statements in Item 14 of this Annual Report on Form 10-K.

        Revenue Recognition—Revenue from commercial sales is recognized when product is shipped and accepted. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Optelecom follows this method since reasonably depedendable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. Optelecom maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of Optelecom's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Inventories—Production materials are valued at the lower of cost or market applied on a weighted average cost basis. Work-in-process represents direct labor, materials, and overhead incurred on products not delivered to date. Finished goods inventories are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis. Optelecom writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover. If actual market conditions are less favorable are less favorable than those projected by management, additional inventory write-downs may be required.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the twelve months ended December 31, 2001 and 2000. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company's foreign subsidiary, Paragon. The Company believes this risk is immaterial.

        Optelecom currently has a bank line-of-credit and various term notes payable with aggregate maximum borrowings totaling approximately $2.2 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to another 100 basis points to the current prime rate, for example, would have increased our consolidated interest by approximately $22,000 for the twelve months ended December 31, 2001. Optelecom has not entered into any hedging arrangements with respect to the interest obligations under these lines of credit.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OPTELECOM, INC.

Consolidated Financial Statements as of December 31, 2001 and 2000, and the
Three Years in the period ended December 31, 2001, and Independent Auditors' Report

OPTELECOM, INC.

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Optelecom, Inc.
Gaithersburg, Maryland

        We have audited the accompanying consolidated balance sheets of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 8, 2002

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,869	$233,928
Accounts and contracts receivable, net	2,478,045	3,471,767
Inventories, net	2,795,648	1,802,692
Prepaid expenses and other assets	137,398	111,081

Total current assets	5,469,960	5,619,468
Property and equipment, net	774,351	1,108,333
Restricted certificate of deposit	129,368	—
Other assets	—	144,691

TOTAL ASSETS	$6,373,679	$6,872,492

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank line-of-credit payable	$1,675,865	$668,536
Accounts payable	1,247,083	1,057,295
Other current liabilities and accrued payroll	786,280	727,691
Current portion of leases payable	19,673	46,330
Current portion of notes payable	489,110	750,000

Total current liabilities	4,218,011	3,249,852

Notes and leases payable	36,000	585,963
Deferred rent liability	33,111	77,679

Total liabilities	4,287,122	3,913,494

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.03 par value - shares authorized, 15,000,000; issued and outstanding, 2,833,321 and 2,809,725 shares as of 2001 and 2000, respectively	85,000	84,292
Discount on common stock	(11,161)	(11,161)
Additional paid-in capital	10,048,911	10,033,138
Deferred compensation	(6,432)	(26,862)
Accumulated other comprehensive income:
Foreign currency translation	227,129	202,896
Treasury stock, 162,672 shares as of 2001 and 2000, respectively, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(6,991,843)	(6,058,258)

Total stockholders' equity	2,086,557	2,958,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,373,679	$6,872,492

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999
Revenues	$13,176,919	$10,676,829	$12,636,892
Cost of goods sold	6,903,386	6,319,686	8,375,982

Gross profit	6,273,533	4,357,143	4,260,910
Operating expenses:
Engineering	1,451,913	1,734,517	1,014,515
Selling and marketing	2,423,415	2,148,635	1,465,389
General and administrative	3,142,262	3,649,317	1,615,889
Amortization of intangibles and goodwill	—	284,804	350,973
Write-down of intangible assets	—	1,925,513	—

Total operating expenses	7,017,590	9,742,786	4,446,766
Loss from operations	(744,057)	(5,385,643)	(185,856)
Other expenses:
Interest expense	189,528	266,379	309,886
Other (income) expense	—	(104,607)	—

Total other expense	189,528	161,772	309,886
Loss before income taxes	(933,585)	(5,547,415)	(495,742)
Provision (benefit) for income taxes	—	451,437	(284,383)

Net loss	$(933,585)	$(5,998,852)	$(211,359)

Basic and diluted loss per share	$(0.33)	$(2.53)	$(0.10)

Weighted average common shares oustanding— basic and diluted	2,825,651	2,373,271	2,150,318

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999
Net loss	$(933,585)	$(5,998,852)	$(211,359)
Foreign currency translation	24,233	194,992	1,871

Comprehensive loss	$(909,352)	$(5,803,860)	$(209,488)

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999
Cash Flows From Operating Activities
Net loss	$(933,585)	$(5,998,852)	$(211,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,125	682,918	845,394
Write-down of intangible assets	—	1,925,513	—
(Gain)/loss on disposal of equipment	(294)	59,155	81,730
Deferred rent	(44,568)	(37,979)	(31,583)
Deferred taxes	—	419,773	(79,639)
Stock based compensation	2,102	3,221	59,484
Return of common stock to treasury stock, net	—	—	(244,008)
Change in assets and liabilities:
Accounts and contracts receivable	993,722	(1,243,041)	(802,420)
Inventories	(992,956)	91,463	(47,042)
Prepaid expenses and other assets	(26,317)	375,221	(141,854)
Restricted cash	(129,368)	—	328,700
Other assets	144,691	(26,299)	(118,392)
Accounts payable	189,788	(222,953)	514,277
Other current liabilities and accrued payroll	58,589	156,508	(526,553)
Income taxes payable	—	—	(328,700)

Net cash used in operating activities	(313,071)	(3,815,352)	(701,965)

Cash Flows From Investing Activities
Proceeds from sale of equipment	—	9,200	63,000
Capital expenditures	(90,849)	(368,167)	(312,117)

Net cash used in investing activities	(90,849)	(358,967)	(249,117)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	12,406,384	8,141,096	1,200,000
Payments on bank line-of-credit payable	(11,399,055)	(9,172,560)	(150,000)
Payments on notes payable and capital leases	(837,510)	(669,612)	(443,571)
Proceeds from issuance of common stock	33,809	4,819,316	—
Proceeds from exercise of stock options	1,000	1,043,701	—

Net cash provided by financing activities	204,628	4,161,941	606,429

Effect of currency translations	24,233	194,992	1,871
Net (decrease) increase in cash and cash equivalents	(175,059)	182,614	(342,782)
Cash and cash equivalents – beginning of period	233,928	51,314	394,096

Cash and cash equivalents – end of period	$58,869	$233,928	$51,314

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$186,287	$264,234	$309,041

Cash paid during the year for income taxes	$—	$3,500	$3,000

Supplemental information on non-cash investing and financing activities:
Capital lease obligations incurred for new equipment	$—	$—	$143,807

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Number of Shares	Common Stock	Discount on Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
BALANCE, JANAURY 1, 1999	2,156,557	$64,697	$(11,161)	$4,105,029	$—	$(873,966)	$6,033	$—	$3,290,632
Shares returned to treasury	(162,672)	(4,880)	—	—	—	1,025,919	—	(1,265,047)	(244,008)
Issuance of stock options	—	—	—	97,515	(97,515)	—	—	—	—
Stock based compensation	—	—	—	—	59,484	—	—	—	59,484
Foreign currency translation	—	—	—	—	—	—	1,871	—	1,871
Net loss	—	—	—	—	—	(211,359)	—	—	(211,359)

BALANCE, DECEMBER 31, 1999	1,993,885	59,817	(11,161)	4,202,544	(38,031)	(59,406)	7,904	(1,265,047)	2,896,620
Common stock raised through equity	640,000	19,200	—	4,800,116	—	—	—	—	4,819,316
Common stock raised through exercise of options/stock awards	175,840	5,275	—	1,038,426	—	—	—	—	1,043,701
Foreign currency translation	—	—	—	—	—	—	194,992	—	194,992
Stock based compensation	—	—	—	—	3,221	—	—	—	3,221
Forfeiture of stock options	—	—	—	(7,948)	7,948	—	—	—	—
Net loss	—	—	—	—	—	(5,998,852)	—	—	(5,998,852)

BALANCE, DECEMBER 31, 2000	2,809,725	84,292	(11,161)	10,033,138	(26,862)	(6,058,258)	202,896	(1,265,047)	2,958,998
Common stock issed from exercise of options	500	15	—	985	—	—	—	—	1,000
Common stock issued from employee stock purchase plan	23,096	693		33,116	—	—	—	—	33,809
Foreign currency translation	—	—	—	—	—	—	24,233	—	24,233
Stock based compensation	—	—	—	—	14,682	—	—	—	14,682
Forfeiture of stock options	—	—	—	(18,328)	5,748	—	—	—	(12,580)
Net loss	—	—	—	—	—	(933,585)	—	—	(933,585)

BALANCE, DECEMBER 31, 2001	2,833,321	$85,000	$(11,161)	$10,048,911	$(6,432)	$(6,991,843)	$227,129	$(1,265,047)	$2,086,557

See notes to consolidated financial statements.

OPTELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business—Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company designs, manufactures and markets video communication products, specializing in transmission and distribution equipment for the delivery of real time video.

        Optelecom reorganized its operations during 2001 into three operating segments: the Optical Products Unit which develops, manufactures, and sells optical fiber based data communication equipment to both commercial and government clients; the Electro-Optics Unit which fabricates precision-wound coils of optical fiber used in fiber optic gyroscopes, and the Copper Products unit, which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium. Segment information for all prior periods has been restated to conform to the current presentation.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Optelecom UK Limited (Optelecom UK), and Paragon Audio Visual Limited. All significant inter-company transactions and balances have been eliminated.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition—Revenue from commercial sales is recognized when product is shipped and accepted.

        Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred.

        Inventories—Production materials are valued at the lower of cost or market applied on a weighted average cost basis. Work-in-process represents direct labor, materials, and overhead incurred on products not delivered to date. Finished goods inventories are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis.

        Property, Equipment, and Depreciation—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the assets, whichever is shorter.

        Goodwill and other Intangible Assets—The Company periodically reviews the carrying value of long-lived assets including intangible assets, goodwill and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In 2000, the Company wrote off all unamortized intangibles and goodwill.

        Research and Development Costs—Research and development costs are expensed as incurred as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $958,363, $1,032,809, and $731,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

        Income Taxes—The Company recognizes income tax expense (benefit) for financial statement purposes following the asset and liability approach for computing deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Stock-Based Compensation—The Company follows Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," for disclosure purposes only. The Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and has provided pro forma disclosures of the effect on net (loss) income and (loss) earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

        Foreign Currency Translation—The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the current exchange rate in effect at the end of the year. The gains and losses that result from this process, and gains and losses on inter-company transactions that are long-term in nature and that the Company does not intend to repatriate, are shown in the foreign currency translation adjustment balance in the stockholder's equity section of the balance sheet. The revenue and expense accounts of the foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the period.

        Cash and Cash Equivalents—For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as cash and liquid investments with original maturities of three months or less.

        Restricted Certificate of Deposit—The Company has provided a performance bond in relation to a contract which is secured by a letter of credit in the amount of $129,368. This letter of credit is fully collateralized by a certificate of deposit. The certificate of deposit is redeemable by the Company upon the satisfactory completion of the contract in 2005.

        Fair Value of Financial Instruments—The fair value of the Company's trade receivables, trade payables, the revolving credit agreement and long-term debt approximate their carrying amount because of the short maturity of these instruments.

        Presentation—Certain amounts from prior years have been reclassified to conform to the current presentation.

2.    ACCOUNTS AND CONTRACTS RECEIVABLE

        Accounts and contracts receivable at consisted of the following at December 31:

	2001	2000
Accounts and contracts receivable	$2,579,787	$3,523,527
Less: Allowance for doubtful accounts	(101,742)	(51,760)

	$2,478,045	$3,471,767

3.    INVENTORIES

        Inventories consisted of the following at December 31:

	2001	2000
Production materials	$2,065,350	$1,081,555
Allowance for obsolescence	(352,700)	(259,867)
Work in process	278,731	344,694
Finished goods	804,267	636,310

Net	$2,795,648	$1,802,692

        In the third quarter, 2000 it was determined that there was inventory on hand that was associated with products that were being discontinued, as part of the transition to address and penetrate new markets and improve operating efficiencies. It was thus determined to eliminate the inventory associated with those products, and the Company reduced the value of its inventory by $700,000 with a corresponding charge to operating expenses.

4.    INTANGIBLE ASSETS AND GOODWILL

        In 2000, Optelecom determined that the intangible assets associated with Paragon Audio Visual, Ltd., were impaired under the requirements of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Specifically, Paragon was marketing and selling products developed, engineered, and manufactured by Optelecom. Therefore the value of the technology originally purchased had no future value to Optelecom. In addition, Paragon was marketing the new products to a different client base. Therefore the old customer list had no future value. The Paragon Audio Visual, Ltd. company name had value in the marketplace only by being associated with Optelecom, Inc. and the new products and client base it was serving. Thus the value of the name had no future value to Optelecom. In the third quarter, 2000, the remaining balance of these intangibles assets of $1,735,000 was written off.

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

5.    PROPERTY AND EQUIPMENT

        Property and equipment at December 31 consisted of the following:

	2001	2000
Laboratory equipment	$1,288,484	$1,287,230
Office equipment	1,863,661	1,707,842
Furniture and fixtures	67,845	66,620
Leasehold improvements	570,153	569,005
Office software and web site development	—	87,688
Motor vehicles	17,410	—

	3,807,553	3,718,385
Less accumulated depreciation and amortization	(3,033,202)	(2,610,052)

Net property and equipment	$774,351	$1,108,333

        Assets under capital leases are included in the above categories and consist of the following:

	2001	2000
Laboratory equipment	$80,371	$80,371
Office equipment	63,437	63,437

	143,808	143,808
Less accumulated amortization	(75,507)	(46,745)

Net assets under capital leases	$68,301	$97,063

6.    INCOME TAXES

        Optelecom established a valuation allowance against the deferred tax assets in accordance with FASB No. 109. Due to the recent tax losses, the Company determined that it could not conclude that realization of the deferred tax assets was more likely than not and that a valuation allowance was needed for the entire deferred tax assets.

        At December 31, 2001, Optelecom has tax effected net operating loss carryforwards available to offset future taxable income of approximately $5.8 million. These carryforwards expire between 2020 and 2021. The Company also has carryforwards available for alternative minimum tax purposes, which do not differ significantly from regular net operating loss carryforwards.

        The components of the expense (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

	2001	2000	1999
Current	$—	$(54,110)	$(236,456)
Deferred	(215,543)	(2,113,315)	597,073
Valuation allowance	215,543	2,618,862	(645,000)

	$—	$451,437	$(284,383)

        Optelecom's 2000 and 1999 tax provisions include the benefit of the carryback of net taxable losses to prior years. The difference between the Federal income tax expense (benefit) and the amount computed applying the statutory Federal income tax rate are summarized as follows for the years ended December 31:

	2001	2000	1999
Federal income tax benefit at statutory rates	(34.0%)	(34.0%)	(34.0%)
(Reduction) increase of taxes:
State taxes, net of federal benefit	(2.6)	(4.3)	(1.5)
Valuation allowance related to net deferred tax assets	17.1	47.2	—
Income of foreign subsidiary	15.5	(0.1)	19.2
NOL carryback	—	—	(13.3)
Equity adjustment related to litigation settlement	—	—	(13.7)
Foreign sales commission	—	—	(15.5)
Life insurance	4.2	—	—
Other	(0.2)	(0.7)	1.4

Effective income tax rate	0.0%	8.1%	(57.4%)

        Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows:

	2001	2000
Deferred tax assets:
Excess book depreciation	$75,775	$42,983
Inventory	231,464	312,611
Accrued vacation	41,500	36,020
Deferral of rent expense	12,582	29,572
Foreign	198,061	147,269
Bad debt reserve	34,526	12,614
Other	47,103	49,068
NOL	2,193,394	1,988,725

Gross deferred tax assets	2,834,405	2,618,862
Less: valuation allowance	(2,834,405)	(2,618,862)

Net deferred tax assets	$—	$—

7.    NOTES PAYABLE TO BANK

        Optelecom has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank's prime rate plus 1.5% (6.25% at December 31, 2001). The total amount of borrowings that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory. The maximum borrowing against inventory was $600,000 but has been reduced to $373,000 in 2001.

        This bank line-of-credit expires September 5, 2002. Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt to worth ratio. The Company was in violation of its cash flow covenants at December 31, 2001. The bank, however, has provided a waiver of such covenants at December 31, 2001 through the term of the agreement.

        Optelecom believes that its existing capital resources, including an existing $1,700,000 bank line-of-credit, and future operating cash flows will generate the funds needed for our long-term cash requirements. The Company expects to renew or replace its agreement under similar terms with its current or an alternate bank when the line of credit expires on September 5, 2002. In the event that operating cash flows become insufficient to meet funding needs, the Company will scale back or eliminate product research and development and overhead costs. Additionally, the Company would look to increase its line of credit and/or pursue equity financing.

        Optelecom has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company. The original note principal is $2,500,000 and is payable in monthly installments of $62,500 through August 2002, with interest payable monthly at the rate of prime plus 1%. The principal balance as of December 31, 2001 was $465,110. The interest rate was 5.75% and 10.5% at December 31, 2001 an 2000, respectively.

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

        The required principal payments of both notes payable are as follows:

2002	$489,110
2003	12,000
2004	12,000
2005	12,000

Total	$525,110

8.    COMMITMENTS AND CONTINGENCIES

        Operating Lease—The Company's operating lease for the corporate office and manufacturing facilities expires August 31, 2002. As an inducement to enter the new lease, the Company received certain incentives such as a rent abatement and assumption of existing lease obligations. Additionally, the lease provided for scheduled rent increases. These lease incentives have been amortized over the lease period. Rent expense is being recognized on a straight-line basis. In addition to the basic rentals, the lease agreement provides for increases based on payment by the Company of its share of real estate and insurance taxes. As a result of the expiration of the current lease in 2002, the Company is currently evaluating several lease alternatives for its office and manufacturing facilities, including the renewal of the existing lease.

        Paragon has leases for office and sales facilities, which expire in June, 2006.

        As of December 31, 2001, future net minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year Ended December 31:
2002	$169,128
2003	21,025
2004	21,025
2005	21,025
2006	6,042

$238,245

        Rental expense was $261,627, $269,228, and $365,000 in 2001, 2000, and 1999, respectively.

        During 2000 and 2001, Optelecom leased computer and laboratory equipment. All leases had terms of three years and were recorded as capital leases. The future minimum payments under these leases are $20,255 including interest of $529 which is due in 2002. There are no future minimum payments due under the leases beyond 2002.

        Edmund D. Ludwig, President and Chief Executive Officer, is compensated pursuant to an employment agreement that expires October 23, 2002. Under terms of the agreement, the base salary is $167,500. The Board of Directors establishes Mr. Ludwig's salary each year for the succeeding year.

        Legal Proceedings—The Company is not currently involved in any legal proceedings.

9.    EARNINGS PER SHARE

        Reconciliation of the numerator and denominator for earnings per common share and diluted earnings per common share are shown below.

	2001	2000	1999
Basic Earnings Per Share:
Loss available to common stockholders	$(933,585)	$(5,998,852)	$(211,359)

Weighted average common shares outstanding	2,825,651	2,373,271	2,150,318

Basic loss per share	$(0.33)	$(2.53)	$(0.10)

Diluted Earnings Per Share:
Loss available to common stockholders	$(933,585)	$(5,998,852)	$(211,359)

Diluted Shares	2,825,651	2,373,271	2,150,318

Diluted loss per share	$(0.33)	$(2.53)	$(0.10)

        The diluted share base for the years ending December 31, 2001, 2000, and 1999 excludes incremental shares of 5,486, 391,687, and 430,826 due to their anti-dilutive effect as a result of the company's net losses of 2001, 2000, and 1999.

10.  STOCKHOLDERS' EQUITY

        Stock Placement—In 2000, Optelecom financed its cash requirements from operations of $3,708,048 through cash generated from financing activities, primarily through the sale of its common stock. Total proceeds from the issuance of common stock was $4,819,316. As part of this private transaction, warrants to purchase an additional 40,000 shares of Optelecom's common stock, $.03 par value shares, were issued. Additionally, proceeds from the exercise of stock options were $1,043,701. During 2001, proceeds from the exercise of stock options were $1,000.

        Shareholders Rights Plan—The Company has a shareholders rights plan that provides for a dividend distribution of one right for each outstanding share of common stock. In the event that, following the Distribution Date (as defined) a person is or becomes the beneficial owner of 10% or more of the then-outstanding shares of Common Stock, each Right Holder may purchase three (3) shares of Common Stock at a price per share equal to 50% of the then current market price of the Common Stock. As of December 31, 2001, the Company has reserved 8,499,963 shares of authorized but unissued common stock for issuance under the shareholders rights plan.

        Treasury Stock—In 1999, Optelecom filed a complaint for injunctive relief and damages against two Paragon owners and employees. In settling this matter, the Paragon individuals returned 162,672 shares of Optelecom common stock originally issued to them as part of Optelecom's acquisitions of Paragon in 1997. These shares were taken into Treasury Stock. The return of these shares reduced the amount of weighted average common shares outstanding at December 31, 1999.

        Stock Options—The 2000 Nonqualified Employee Stock Option Plan provides for up to 300,000 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to, the Company. There were 285,200 options available for future grant at December 31, 2001.

        The exercise price of each option is the fair market value of the stock at the grant date. Options are exercisable after one year from the date of grant and in equal increments over four years. Options expire five years from the date of grant and, in most cases, upon termination of employment. The 1991 Plan terminated on May 31, 2001.

        In March 1999, as part of the 1991 Stock Option Plan, the Company established an employee incentive stock option plan, granting certain employees options at a set price dependent upon reaching incentive goals during the year. The number of options granted was determined at year-end and was based on a measurement of the goals achieved. This plan is accounted for as a variable stock compensation plan and deferred compensation expense is calculated based on the difference in the price of the stock at the grant date compared to the price of the stock at the measurement date. The deferred compensation is expensed over four years, the vesting period of the stock awards. The total deferred compensation expense under this plan was $97,515 of which $14,682 was expensed in 2001 and $3,221 was expensed in 2000. Options valued at $18,328 were forfeited due to employees leaving the employment of Optelecom during 2001.

        A summary of stock option activity for the Non-qualified Employee Plan during the years ended December 31 is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	293,937	$4.55	326,576	$4.83	292,149	$7.23
Granted	42,800	2.06	88,900	4.86	197,231	2.57
Exercised	500	2.00	99,340	5.35	—	—
Canceled	159,436	4.17	22,199	2.99	162,804	6.44

Outstanding, end of year	176,801	$4.37	293,937	$4.55	326,576	$4.83

Exercisable options, December 31	84,641	$5.45	94,093	$4.81	143,121	$5.83

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.44 to $2.99	81,094	3.1	$2.18	33,559	$2.26
$3.00 to $3.99	40,063	3.3	3.39	9,613	3.38
$4.00 to $5.99	11,200	3.3	5.37	2,800	5.37
$6.00 and above	44,444	0.8	9.02	38,669	8.75

	176,801	2.6	$4.37	84,641	$5.45

        The 2001 Nonqualified Director Stock Option Plan provides for up to 200,000 shares available for grant. Under this plan, each non-employee director who attends a Board of Directors meeting is granted an option to purchase 1,000 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter. There were 177,000 options available for future grant at December 31, 2001.

        A summary of stock option activity for the Non-qualified Director Plan during the year ended December 31 is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	57,750	$4.55	104,250	$5.48	60,750	$7.43
Granted	26,750	2.32	30,000	6.38	43,500	1.80
Exercised	—	—	76,500	6.53	—	—
Canceled	1,500	3.50	—	—	—	—

Outstanding, end of year	83,000	$3.68	57,750	$4.55	104,250	$5.48

Exercisable options, December 31	83,000	$3.68	57,750	$4.55	104,250	$5.48

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.75 to $2.99	53,000	3.8	$2.25	53,000	$2.25
$3.00 to $3.99	8,250	3.4	3.59	8,250	3.59
$4.00 to $5.99	15,000	3.3	4.49	15,000	4.49
$6.00 and above	6,750	3.2	13.25	6,750	13.25

	83,000	3.6	$3.68	83,000	$3.68

        The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. The required disclosures include pro forma net income (loss) and basic earnings (loss) per share as if the fair value-based method of accounting had been used.

        If compensation cost for the Company's grants for stock-based compensation had been determined consistent with the fair value based method of accounting per SFAS 123, the Company's pro forma net loss and pro forma basic (loss) earnings per share for the years ended December 31 would be as follows:

	2001	2000	1999
Net loss:
As reported	$(933,585)	$(5,998,852)	$(211,359)
Pro forma	$(1,075,641)	$(6,168,884)	$(402,010)
Basic (loss) earnings per share:
As reported	$(0.33)	$(2.53)	$(0.10)
Pro forma	$(0.38)	$(2.60)	$(0.19)

        The weighted average fair value at date of grant for options granted during 2001, 2000, and 1999, was $1.67, $4.52, and $1.39 per option. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999
Expected dividend yield	0%	0%	0%
Expected stock price volatility	118%	156%	77%
Risk-free interest rate	3.99%	5.06%	5.67%
Average expected life	4 years	3 years	3 years

11.  EMPLOYEE BENEFIT PLANS

        The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of four years from the date of entry into the plan (date of employment). Under the plan, the Company's contribution is determined annually by the Board of Directors and is funded as accrued. There was no profit-sharing expense for 2001, 2000 and 1999.

        The Company has established a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company's full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $69,127, $67,199, and $80,425 in 2001, 2000, and 1999, respectively.

        In 1980, the Company adopted an employee cash/stock bonus plan for which 12,500 shares of the Company's common stock have been set aside to be issued to employees at the discretion of management. During 2001, 2000 and 1999, no shares were issued under the plan. In the aggregate, 4,320 shares have been issued under the plan.

12.  SEGMENT INFORMATION

        In 2001, Optelecom restructured its operations from two business segments into three segments: the Optical Products Division which develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients, the Electro-Optics Division which is focused on Interferometric Fiber Optic Gyro coils, and the Copper Products Division which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium. The Copper Products Division was previously named the Video Communications Unit. These divisions reflect management's internal reportable information analysis and approximates Optelecom's strategic business units' financial results reported before income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior year information has been presented to reflect the new segments. The Company accounts for intersegment revenues as if the revenues were from third parties, that is, at current market prices. Optelecom does not allocate income taxes, interest or other corporate expenses to segments.

	Year ended December 31, 2001
	Optical Products Division	Electro- Optics Division	Copper Products Division	Corporate and Other	Total
Revenues	$10,293,125	$1,052,631	$2,258,452	$—	$13,604,208
Intersegment revenues	(427,289)	—	—	—	(427,289)

Total revenues	9,865,836	1,052,631	2,258,452	—	13,176,919
Depreciation and amortization	401,206	—	23,919	—	425,125
Operating (loss) income	(928,771)	427,587	(254,014)	11,141	(744,057)
Assets	5,927,436	—	372,765	73,478	6,373,679
Capital expenditures	80,913	—	9,936	—	90,849

	Year ended December 31, 2000
	Optical Products Division	Electro- Optics Division	Copper Products Division	Corporate and Other	Total
Revenues	$8,209,473	$472,225	$2,084,599	$—	$10,766,297
Intersegment revenues	(89,468)	—	—	—	(89,468)

Total revenues	8,120,005	472,225	2,084,599	—	10,676,829
Depreciation and amortization	375,535	—	22,579	284,804	682,918
Write-off intangibles	—	—	—	1,925,513	1,925,513
Operating (loss) income	(2,596,036)	188,573	(756,722)	(2,221,458)	(5,385,643)
Assets	6,419,845	—	993,918	(541,271)	6,872,492
Capital expenditures	368,167	—	—	—	368,167
	Year ended December 31, 1999
	Optical Products Division	Electro- Optics Division	Copper Products Division	Corporate and Other	Total
Revenues	$9,200,822	$278,791	$3,196,088	$—	$12,675,701
Intersegment revenues	(38,809)	—	—	—	(38,809)

Total revenues	9,162,013	278,791	3,196,088	—	12,636,892
Depreciation and amortization	440,873	—	53,548	350,973	845,394
Operating (loss) income	211,214	56,750	(102,847)	(350,973)	(185,856)
Assets	9,599,010	—	1,088,294	(2,071,690)	8,615,614
Capital expenditures	285,225	—	26,892	—	312,117

        Reconciliation of operating profit by segment to net income before provision of income taxes:

	2001	2000	1999
Operating loss by segment	$(744,057)	$(5,385,643)	$(185,856)
Interest expense—line of credit	114,293	98,133	126,760
Interest expense—long term notes	75,235	168,246	183,126
Other income/expense	—	(104,607)	—

Total other expenses	189,528	161,772	309,886
Loss before provision for income taxes	$(933,585)	$(5,547,415)	$(495,742)

        Optelecom is engaged primarily in the development, manufacture, and sale of optical fiber communications products and laser systems. Revenue represents shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist primarily of cash, prepaid expenses and long-term assets.

13.  QUARTERLY INFORMATION (UNAUDITED)

        The following are the unaudited results of operations for the fiscal years ended December 31:

	March 31	June 30	September 30	December 31
	(amounts in thousands except per share data)
2001:
Revenues	$3,055	$2,573	$3,810	$3,739
Gross profit	1,297	1,041	1,678	2,258 *
Operating income (loss)	(670)	(729)	245	410
Net (loss) income	(724)	(783)	199	374
(Loss) earnings per share	$(0.26)	$(0.28)	$0.07	$0.13
2000:
Revenues	$2,401	$2,380	$2,586	$3,310
Gross profit	1,082	945	198	2,132
Operating loss	(229)	(660)	(3,718)	(779)
Net (loss)	(250)	(604)	(3,791)	(1,354)
(Loss) per share	$(0.12)	$(0.28)	$(1.52)	$(0.61)

*
includes approximately $150,000 attributable to an inventory adjustment recorded during the fourth quarter that is attributable to prior quarters.

14.  SIGNIFICANT CUSTOMERS AND FOREIGN EXPORTS

        Optelecom does most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 2001, five commercial customers accounted for a total of 28.5% of sales, with the largest customer accounting for 10% and the next two largest customers accounting for 6% each. No other customers accounted for more than 5% of sales. In 2000, one commercial customer accounted for 7.8% of sales and another for 7.1% of sales. No other customer accounted for more than 5%. In 1999, one commercial customer accounted for 10% of sales and another for 7% of sales. No other customer accounted for more than 5% of sales.

        Included in Optical Products' revenues are export sales of $3,407,000, $2,779,592 and $3,094,897 for 2001, 2000, and 1999, respectively. Additionally, the Copper Products Unit has operations in England through its Paragon Audio Visual, Ltd. subsidiary and it had sales of $2,258,452, $2,084,599 and $3,196,088 for 2001, 2000 and 1999, respectively. Long-lived assets reported for the Copper Products segment, as described in the previous segment reporting, are located in the United Kingdom. All long-lived assets for the Optical Products segment are located in the United States.

15.  NEW ACCOUNTING PROUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137). This statement requires companies to record derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2001. The Company had no derivative or hedging activity in any of the periods presented. There is no impact of these Standards on its financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes this standard will have no impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations, Reporting and Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal for a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121 but addresses certain implementation issues associated with that Statement. The Company believes this standard will have no impact on its financial position or results of operations.

* * * * * *

SCHEDULE II

OPTELECOM, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

		Charged to
	Balance at Beginning of Period
		Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$259,867	$92,833	$—	$352,700
Allowance for uncollectible accounts receivable	51,760	211,087	(161,105)	101,742
Year Ended December 31, 2000:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	411,278	103,698	(255,109)	259,867
Allowance for uncollectible accounts receivable	118,485	72,699	(139,424)	51,760
Year Ended December 31, 1999:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	364,135	107,180	(60,037)	411,278
Allowance for uncollectible accounts receivable	302,232	40,419	(224,166)	118,485

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1.
Directors of the Company

  Clyde A. Heintzelman, Chairman of the Board, 63.

  Clyde Heintzelman has over 30 years of experience in telecommunications and the Internet industry. Mr. Heintzelman has most recently served as interim President and CEO of Optelecom. Prior to this period he was President of Net2000. Prior to Net2000, Mr. Heintzelman served as president and CEO of SAVVIS Communications Corporation and as president and COO of DIGEX, both national Internet service providers. Prior to DIGEX, Mr. Heintzelman worked as general manager of sales and marketing, for Bell Atlantic Directory Services. His experience with Bell Atlantic also included vice president of sales and marketing of the C&P Telephone Companies, president and CEO of Bell Atlanticom, and general manager of Bell Atlantic Federal Systems.

  Mr. Heintzelman has served as a Director since December 7, 1998. Mr Heintzelman's present term expires in 2003.

  Edmund D. Ludwig, President and Chief Executive Officer, Director, 62.

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

  Mr. Ludwig has served on Optelecom's Board of Directors since 1980. His current term expires in 2003.

  Carl Rubbo, Jr., Director, 41.

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

  David R. Lipinski, Director, 50.

  Mr. Lipinski is currently Vice President for Corporate Development of Stratos Lightwave. Prior to that he was Executive Director of Corporate Development for Methode Electronics, Inc., a NASDAQ listed company active in three business segments; optical communications devices, electrical and electronic connectors, and automotive controls and switches. Prior to his position at Methode, Mr. Lipinski headed D.R. Lipinski & Co., an independent corporate finance consultancy.

  Mr. Lipinski also held the position of Vice President for Corporate Development at Comarco, Inc. Earlier in his career, he held various positions at Continental Bank NA, the U.S. Naval Underwater Systems Center and the U.S. Nuclear Regulatory Commission.

  Mr. Lipinski was elected as a Director at the Shareholders' meeting on May 22, 2000. His current term expires in 2004.

  James Armstrong, Vice President of Finance, Director, 45.

  Mr. Armstrong joined the Company in June 2001. His principal positions held during the last five years were: Director of Financial Planning and Analysis for Kinkos.com from August 1999 to January 2001; Chief Financial Officer of PC Data, Inc. from April 1998 to August 1999; Vice President, Finance and Operations for Time-Life Education, Inc. from January 1996 to April 1996.

  Mr. Armstrong was elected as a Director at the Shareholders' meeting on December 11, 2001. His current term expires in 2004.

2.
Executive Officers of the Company

  On June 11, 2001, Clyde Heintzelman became Acting President and Chief Executive Officer of Optelecom, succeeding Irving Zaks who resigned from those positions. At the 2000 Annual Shareholder Meeting on December 11, 2001, Edmund D. Ludwig was appointed President and Chief Executive Officer of the Company. See above description.

3.
There was no cash compensation paid to directors during 2001. See Footnote 10 for discussion of Directors Stock Option Plan.

Item 11. EXECUTIVE COMPENSATION

1.
Employment Contracts

        Edmund D. Ludwig, President and Chief Executive Officer, is compensated pursuant to an employment agreement that expires October 23, 2002. Under terms of the agreement, the base salary is $167,500. The Board of Directors establishes Mr. Ludwig's salary each year for the succeeding year.

        Irving Zaks, former President and Chief Executive Officer was compensated pursuant to an employment agreement that expired May 1, 2001. Under terms of the agreement, Mr. Zaks base salary was $175,000. Mr. Zaks resigned on June 11, 2001.

        The following table shows a three-year history of the compensation of Optelecom's Chief Executive Officer.

Summary Compensation Table

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options (#)	All Other Compensation
Edmund Ludwig, President, CEO, and Director	2001 2000 1999	$167,500 158,807 150,720	$4,239 — —	$3,221 — —	— — —	$	— — —
Irving Zaks, President, CEO, and Director	2001 2000	133,307 103,648	— —	— —	— 40,000		— —

Other annual compensation for Mr. Ludwig consisted of vacation payout.

        Optelecom did not grant Mr. Ludwig any stock options during 2001 or 2000. Optelecom granted Mr. Zaks 40,000 non-qualified stock options in 2000. These options were cancelled upon Mr. Zak's resignation in 2001.

        The following table shows information regarding the stock options exercised by Mr. Ludwig and Mr. Zaks during 2001 and the number and value of unexercised stock options at December 31, 2001. The value of unexercised stock options is based on the closing price of $2.74 per share of common stock on December 31, 2001, the last trading day of 2001.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at December 31, 2001 (#)
					Value of Unexercised In-the Money Options at December 31, 2001 ($)
	Shares Acquired on Exercise #
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edmund Ludwig	—	$—	18,000	—	$—	$—

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

        Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 4 were required, the Company believes that during 2001 it has complied with all Section 16 (a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners.

2.
Security Ownership of Certain Beneficial Owners

        As of December 31, 2001, the Company knows of no one who is a beneficial owner of more than 5% of the Company's outstanding Common Stock.

3.
Security Ownership of Management

        The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of December 31, 2001 by each director, nominee for director and all directors and officers as a group.

Name of Beneficial Owner	Shares of Common Stock Owned Beneficially (1)		Percent Of Class
Clyde A. Heintzelman	28,750	(2)	1.01%
Edmund D. Ludwig	113,810	(3)(4)	4.02%
James Armstrong	10,000	(3)	*
Carl Rubbo, Jr.	17,000	(2)	*
David R. Lipinski	9,500	(2)	*

All Directors and Executive Officers as a Group	179,060		6.32%

(1)
For purposes of this statement "beneficial ownership" of a security exists when a person directly or indirectly has or shares "investment power", which includes the power to dispose or direct the disposition of such security, or "voting power", which includes the power to vote or direct the voting of such security.

(2)
Includes stock options entitling Messrs. Heintzelman, Rubbo, and Lipinski to acquire shares as part of the Directors' Stock Option Plan. As compensation for attending each meeting of the Board of Directors, Directors who are not also employees of the Company receive options to purchase 750 shares of Optelecom stock with an option price equal to the market price of Optelecom stock on the day of the meeting.

(3)
Includes stock options that entitles the holder to acquire Optelecom shares as of December 31, 2001. Mr. Ludwig and Mr. Armstrong held such options for the purchase of 18,000 and 10,000 shares, respectively.

(4)
Includes 23,693 shares which Mr. Ludwig owns jointly with his wife, Mrs. Roberta Ludwig.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2001, Optelecom did not retain any parties related to Executives or Directors to perform services.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  1.
  Consolidated Financial Statements and Financial Statement Schedules

    Report of Independent Auditors

  Statements

Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2001, 2000, and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements
  2.
  Financial Statement Schedules

    Schedule II Valuation and Qualifying Accounts, Years Ended December 31, 2001, 2000, and 1999

    Other schedules are omitted because they are not applicable or information is shown elsewhere in the financial statements or notes thereto.

  3.
  Exhibits

    23.1 Independent Auditors' Consent

  4.
  Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTELECOM, INC.
Date: March 28, 2002	By	/s/ EDMUND LUDWIG Edmund Ludwig Director and President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM, INC.
Date: March 28, 2002	By	/s/ CLYDE HEINTZELMAN Clyde Heintzelman Chairman
Date: March 28, 2002	By	/s/ CARL RUBBO, JR. Carl Rubbo, Jr. Director
Date: March 28, 2002	By	/s/ DAVID R. LIPINSKI David R. Lipinski Director
Date: March 28, 2002	By	/s/ JAMES ARMSTRONG James Armstrong Director and Vice President of Finance