Form 10-Q
period 2002-03-31
OPTELECOM INC
filed 2002-05-15
CIK 275858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number

OPTELECOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

52-1010850

(IRS employer identification number)

9300 GAITHER ROAD, GAITHERSBURG, MARYLAND 20877

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (301) 840-2121.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.03 Par Value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

At May 14, 2002, shares of the registrant’s Common Stock, $0.03 Par Value, held by persons other than “affiliates” of the registrant had an aggregate market value of $7,529,827 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At May 15, 2002, the registrant had outstanding 2,841,444 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

None

OPTELECOM, INC.

FORM 10-Q

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

	2002
	(Unaudited)	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,598	$58,869
Accounts and contracts receivable, net	2,180,506	2,478,045
Inventories, net	2,637,446	2,795,648
Prepaid expenses and other assets	172,302	137,398
Total current assets	5,070,852	5,469,960

Property and equipment, net	719,399	774,351
Restricted certificate of deposit	129,368	129,368
Other assets	25,979	—
TOTAL ASSETS	$5,945,598	$6,373,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,001,565	$1,247,083
Bank line-of-credit payable	1,355,199	1,675,865
Accrued payroll	262,613	188,562
Commissions payable	199,029	144,018
Current portion of leases payable	7,658	19,673
Current portion of notes payable	337,609	489,110
Other current liabilities	429,742	453,700
Total current liabilities	3,593,415	4,218,011

LONG-TERM LIABILITIES:
Notes and leases payable	—	36,000
Deferred rent liability	20,850	33,111
Total liabilities	3,614,265	4,287,122

STOCKHOLDERS’ EQUITY :
Common Stock, $.03 par value - shares authorized, 15,000,000; issued and outstanding, 2,838,086 and 2,833,321 shares as of March 31, 2002 and December 31, 2001 respectively	85,143	85,000
Discount on common stock	(11,161)	(11,161)
Additional paid-in capital	10,059,539	10,048,911
Deferred compensation expense	(4,908)	(6,432)
Foreign currency translation adjustment	255,383	227,129
Treasury stock: 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(6,787,616)	(6,991,843)
Total stockholders’ equity	2,331,333	2,086,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,945,598	$6,373,679

See notes to consolidated financial statements

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2002	2001
Revenues	$3,306,191	$3,054,932
Cost of goods sold	1,555,925	1,758,348
Gross profit	1,750,266	1,296,584

Operating expenses:
Engineering	226,400	540,326
Selling and marketing	578,242	569,600
General and administrative	713,627	856,427
Total operating expenses	1,518,269	1,966,353

Operating income (loss)	231,997	(669,769)

Other expense:
Interest expense	27,769	54,704
Total other expense	27,769	54,704

Income (loss) before income taxes	204,228	(724,473)

Provision (benefit) for income taxes	—	—

Net income (loss)	$204,228	$(724,473)

Basic and diluted net income (loss) per share	$0.07	$(0.26)

Weighted average shares outstanding	2,836,341	2,816,970

See notes to consolidated financial statements

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2002	2001
Net income (loss)	$204,228	$(724,473)

Foreign currency translation adjustments	28,254	46,783

Comprehensive income (loss)	$232,482	$(677,690)

See notes to consolidated financial statements

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$204,228	$(724,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	101,762	102,157
Gain on sale/disposal of equipment	—	1,568
Deferred rent	(12,261)	(10,582)
Stock based compensation	1,524	3,036
Change in assets and liabilities:
Accounts and contracts receivable	297,539	743,955
Inventories	158,202	(789,499)
Prepaid expenses and other current assets	(34,904)	(153,155)
Other assets	(25,979)	(413)
Accounts payable	(245,518)	783,410
Accrued payroll	74,051	71,631
Commissions payable	55,011	(13,539)
Other current liabilities	(23,957)	(223,904)
Net cash provided by (used in) operating activities	549,698	(209,808)

Cash Flows From Investing Activities
Capital expenditures	(46,810)	(20,577)
Net cash used in investing activities	(46,810)	(20,577)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	2,917,160	3,618,759
Payments on bank line-of-credit payable	(3,237,827)	(3,212,203)
Payments on notes payable and capital leases	(199,516)	(202,576)
Proceeds from issuance of common stock	8,770	12,976
Proceeds from exercise of stock options	2,000	—
Net cash (used in) provided by financing activities	(509,413)	216,956

Effect of currency translations	28,254	46,783

Net increase in cash and cash equivalents	21,729	33,354

Cash and cash equivalents - beginning of period	58,869	233,928
Cash and cash equivalents - end of period	$80,598	$267,282

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$29,962	$54,021

See notes to consolidated financial statements

OPTELECOM, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001.

2.               Line of Credit

Optelecom has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank’s prime rate plus 1.5% (6.25% at March 31, 2002).  The total amount of borrowings that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory.  The maximum borrowing against inventory was $324,000 at March 31, 2002.  The amount of unused, eligible borrowings at March 31, 2002 was $344,801.

This bank line-of-credit expires September 5, 2002.  Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt to worth ratio.  The Company was in violation of its cash flow covenants at March 31, 2002.  The bank, however, has provided a waiver of such covenants at December 31, 2001 through the term of the agreement.

3.               Bank Term Note

Optelecom has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company.  The original note principal was $2,500,000 and is payable in monthly installments of $62,500 through August 2002, with interest payable monthly at the rate of prime plus 1%.  The principal balance as of March 31, 2002 was $277,609.  The interest rate was 5.75% and 5.75% at March 31, 2002 and December 31, 2001, respectively.

4.     Accounts and Contracts Receivable

Accounts and contracts receivable consisted of the following:

	March 31, 2002	December 31, 2001
Accounts and contracts receivable	$2,252,060	$2,579,787
Less: Allowance for doubtful accounts	(71,554)	(101,742)
	$2,180,506	$2,478,045

5.               Inventories

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
Production materials	$1,855,854	$2,065,350
Allowance for obsolescence	(331,042)	(352,700)
Work in process	296,016	278,731
Finished goods	816,618	804,267
	$2,637,446	$2,795,648

6.     Property and Equipment

Property and equipment are recorded at historical cost and are reported net of accumulated depreciation.  Depreciation of property and equipment is provided under the straight-line method over the estimated useful lives of assets, generally five to ten years, not to exceed the lease term for leasehold improvements.  Accumulated depreciation was $3,114,645 and $3,033,202 at March 31, 2002 and December 31, 2001, respectively.

7.     Earnings (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options and warrants, provided they are not antidilutive.  The following is a reconciliation of the basic and diluted earnings per share.

	March 31, 2002	March 31, 2001
Basic Earnings (Loss) Per Share:

Income (loss) available to common stockholders	$204,228	$(724,473)

Weighted average common shares outstanding for basic earnings per share	2,836,341	2,816,970

Basic income (loss) per share	$0.07	$(0.26)

Diluted Earnings (Loss) Per Share:

Income (loss) available to common stockholders	$204,228	$(724,473)

Weighted average common shares outstanding for basic earnings per share	2,836,341	2,816,970

Assumed conversion of:
Stock options	25,544	—
Warrants	100,000	—

Weighted average common shares outstanding for diluted earnings per share	2,961,885	2,816,970

Diluted income (loss) per share	$0.07	$(0.26)

8.     Business Unit Information

In 2001, Optelecom restructured its operations from two business segments into three segments: the Optical Products Division which develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients, the Electro-Optics Division which is focused on Interferometric Fiber Optic Gyro coils, and the Copper Products Division (Paragon) which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.  The Copper Products Division was previously named the Video Communications Unit.  These divisions reflect the manner in which management analyzes internal reportable information and approximates Optelecom’s strategic business units’ financial results reported before income taxes.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Prior year information has been presented to reflect the new segments.  Optelecom does not allocate income taxes, interest or other corporate expenses to segments.

	Three Months Ended March 31, 2002
	Optical Products Division	Electro- Optics Division	Copper Products Division	Corporate and Other	Total
Revenues	$2,734,243	$275,124	$340,234	$—	$3,349,601
Intersegment revenues	(43,410)	—	—	—	(43,410)
Total revenues	2,690,833	275,124	340,234	—	3,306,191
Depreciation & amortization	96,012	—	5,750	—	101,762
Operating income (loss)	240,228	113,302	(121,533)	—	231,997
Assets	5,500,869	—	219,148	225,581	5,945,598
Capital expenditures	44,248	—	2,562	—	46,810

	Three Months Ended March 31, 2001
	Optical Products Division	Electro- Optics Division	Copper Products Division	Corporate and Other	Total
Revenues	$2,516,953	$145,273	$475,699	$—	$3,137,925
Intersegment revenues	(82,993)	—	—	—	(82,993)
Total revenues	2,433,960	145,273	475,699	—	3,054,932

Depreciation & amortization	96,280	—	5,877	—	102,157
Operating (loss) income	(555,162)	47,948	(173,696)	11,141	(669,769)
Assets	6,629,940	—	600,541	(208,671)	7,021,810
Capital expenditures	19,285	—	1,292	—	20,577

Optelecom is engaged primarily in the development, manufacture, and sale of optical fiber communications products and laser systems.  Revenue represents shipments and services provided to third parties.  Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income.  Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.  Corporate assets consist primarily of long-term assets.

9.     New Accounting Pronouncements

In June 2001, the FASB issued SFAS No.  143, “Accounting for Asset Retirement Obligations ” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company believes this standard will have no impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No.  144, “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No.  121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No.  30, “Reporting the Results of Operations, Reporting and Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal for a segment of business.  This statement is effective for fiscal years beginning after December 15, 2001.  SFAS No.  144 retains many of the provisions of SFAS No.  121 but addresses certain implementation issues associated with that Statement.  The Company believes this standard will have no impact on its financial position or results of operations.

10.    Additional Information on Intangible Assets and Goodwill

In 2000, Optelecom determined that the intangible assets associated with Paragon Audio Visual, Ltd., were impaired under the requirements of Financial Accounting Standards 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of.”  With the appointment of a new Chief Executive Officer in May of 2000, the Company began a process of evaluating the strategies that would most likely return the Company to profitability     During this period of review, the new management team began to focus on recent developments in the marketplace, core competencies and the desire to maximize efficiencies.  As an outgrowth of these internal processes (which began in the second quarter of 2000), the Company decided to restructure into two operating units in the third quarter of 2000.  These units were the Optical Products Unit and the Copper Products Unit.  The Copper Products Unit was established in order to combine the capabilities of (a) the U.S.  based operations specializing in video compression techniques, and (b) the U.K.  based operations of Paragon Audio Visual, Inc.

As a result of its comprehensive evaluation of the Optical Products and Copper Products units, the Company determined that certain assets were impaired and were recorded at a value greater than that expected to be realizable in the marketplace.  The intangible assets associated with the purchase of Paragon Audio Visual, Ltd., technology, its customer list and company name had a book value of approximately $1,735,000 in September 2000.  It was decided in the third quarter of 2000 that Paragon was marketing and selling products developed, engineered and manufactured by Optelecom.  Therefore the value of the technology originally purchased had no future value to the Company.  In addition, Paragon was marketing the new products to a different client base.  Therefore the old customer list had no future value to Paragon.  The remaining intangible asset acquired, the Paragon Audio Visual, Ltd.  company name, had value in the marketplace only by being associated with Optelecom, Inc.  and the new products and client base.  Optelecom concluded that any value of the name would have only been associated with the former customer list that was determined to have no future value to Optelecom.  The Company therefore concluded that the intangible assets associated with Paragon had no value to the Company and these assets were completely written off in the third quarter of 2000.

Further, Optelecom believed that as a result of the impairment of the intangible assets and the value of the other assets originally acquired, the excess value assigned over the purchase price now associated with goodwill was also impaired and was written off in its entirety, resulting in an expense of approximately $190,000 in the third quarter of 2000.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical financial information contained herein, the following discussion and analysis may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include declarations regarding the intent, belief or current expectations of the Company and its management.  Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward looking statements.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

Optelecom offers integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Optelecom has three business segments: the Optical Products unit (OP) which designs, manufactures, and sells optical fiber-based data communication equipment to both commercial and Government clients, the Electro-optics Technology unite (EO), which develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers; and the Copper Products unit (CP) which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.

The Optical Products unit addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies.  The majority of its current and future revenues are and will be derived from several niche markets that leverage the advantages of fiber optic telecommunications to solve their transmission requirements.  Presently, the vertical markets served include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications.  Verticals that offer future sources of revenue include video teleconferencing, healthcare, and broadcasting market opportunities.

In the Electro-Optics Group, emphasis has been placed on fabrication of precision–wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes.  During the past decade, Optelecom has received U.S.  Government contracts to investigate advanced manufacturing technology related to gyro coil winding.  Optelecom currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on.  The Electro-Optics Group also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems.

The Copper Products unit addresses worldwide markets in financial market data information and business television services.  Their products include multi-media applications utilizing unshielded twisted-pair copper or “structured” Category 5 (CAT5) cabling for in-house computer data networking applications.  The Copper Products Unit offers technical consulting and various product solutions ranging from complex integration of video delivery to the individual user desk to video distribution technologies for multiple users.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenue

Total revenue for the three months ended March 31, 2002 was $3,306,191 compared to $3,054,932 for the same period of 2001.  This represents an 8% increase over last year.

Revenue for the Optical Products Unit increased from $2,433,960 to $2,690,833 for the quarter ended March 31, 2002.  This increase of $256,873 represents an 11% increase over the same period last year.  The increase is attributable to the Company’s continuing focus of increasing sales channels both domestically and internationally.

The Electro-Optics Unit had revenues of $275,124 for the first quarter of 2002 compared to $145,273 for the same period of 2001.  This increase of $129,851 is primarily attributable to the Company’s ability to grow the customer base and increase contracts in this unit.

The Copper Products Unit posted revenues of $340,234 compared to $475,699 in the prior year.  This 28% decrease is primarily the result of delays in shipments to a major customer.

Gross Profit

Gross profit was $1,750,266 for the three months ended March 31, 2002 as compared to $1,296,584 for the first quarter of 2001.  This 35% increase of $453,682 is primarily the result of increased sales volume in 2002, higher material costs in 2001 and the higher sales level of digital products in the first quarter of 2002, which typically have higher margins.

The Optical Products Unit’s gross profit was $1,512,644  compared to $1,087,554 in 2001.  The higher gross margin was due to increased sales volume, greater purchasing and manufacturing efficiencies and lower material costs in 2002.

The Electro-Optic Unit experienced an increase in it’s gross profit from $47,949 in the first quarter of 2001 to $113,302 in the first quarter of 2002.  The margin percentage increased from 33% to 41%.

The Copper Product Unit’s gross profit totaled $124,318 or 37%, compared to $161,081 or 34% in the same period of 2001.  The modest gain in gross margin percentage of 2002 is attributed to increased efficiencies in purchasing component materials.

Engineering

Engineering expenses were $226,400 for the three months ended March 31, 2002 compared to $540,326 in 2001.  This decrease of $313,926 or 58% is primarily due to cost savings from personnel reductions and a reduction in discretionary spending.

Selling and Marketing

Selling and marketing costs increased slightly to $578,242 for the first quarter of 2002 from $569,600 incurred in the same quarter of 2001.  A key reason for the increase was greater commission expense due to the higher sales level in Optical Products.  Marketing costs were also greater than in 2001, due to spending for literature, marketing materials, integrator support programs, and advertising for the Optical Products Unit.

General and Administrative

General and administrative costs were $713,627 for the first quarter of 2002 compared to $856,427 for the same period in 2001.  This $142,800 decrease in costs is primarily due to current year cost savings from personnel reductions.

Other Expense

Interest expense was $27,769 for the first quarter of 2002 compared to $54,704 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in the interest rate.

FINANCIAL CONDITION AND LIQUIDITY

Stockholders’ equity increased from $2,086,557 at December 31, 2001 to $2,331,333 at March 31, 2002.  The increase is primarily attributable to net earnings of  $204,228 as well as a small increase in common stock and paid-in-capital, due to the exercise of stock options and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt.  The Company’s current ratio has increased to 1.41 at March 31, 2002 compared to 1.30 at December 31, 2001.  This increase is attributed primarily to the decrease in the Company’s bank line of credit and the reduction in accounts payable.

Accounts receivable decreased slightly from $2.5 million at December 31, 2001 to $2.2 million at March 31, 2002.  The Company has improved its collection process which has resulted in a reduction in days sales outstanding from 68 at December 31, 2001 to 59 at March 31, 2002.  Inventories decreased from $2.8 million at December 31, 2001 to $2.6 million as of March 31, 2002 primarily due to a decrease in production materials inventory.

The Company’s current liabilities decreased from $4.2 million at December 31, 2001 to $3.6 million at March 31, 2002 primarily as a result of a decrease of $320,666 in the bank line-of-credit payable.  Additionally, accounts payable decreased $245,518 from 2001 to 2002 and the current portion of notes payable was reduced by $151,501.

Cash provided by operating activities was $549,697 during the first quarter of 2002 compared to cash used by operating activities of $209,808 in the quarter ended March 31, 2001.  After adding back adjustments such as depreciation and amortization and deferred rent to reconcile the net income to net cash used by operating activities, the net cash provided was $295,253 for the first quarter of  2002 as compared to net cash usage of $628,294 in the first quarter of 2001.  This represents a substantial improvement over the prior year results.  Working capital provided by operating activities was $254,444 for the quarter ended March 31, 2002.  The working capital provided was due to increases of $158,202 in inventory and $297,539 in accounts receivable.  These increases were offset by a decrease in accounts payable of $245,518.

Cash used in investing activities during the quarter ended March 31, 2002 was $46,810 compared to $20,577 in 2001.  The Company continues to be engaged in cost savings during 2002 through reduced capital expenditures.

Optelecom’s financing activities during the first quarter of 2002 were dramatically different from the prior year.  The Company was successful in paying down its long-term notes and capital leases by $201,546 during the first quarter of 2002.  In addition, the Company’s net bank line-of-credit payable was reduced by $320,667 as compared to a net increase of $406,556 in the bank line-of-credit during the quarter ended March 31, 2001.

Optelecom has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $1.7 million under our existing bank line-of- credit as of March 31, 2002.  This bank line-of-credit expires September 5, 2002.  Generally, the Company is permitted to borrow on up to 80% of eligible accounts receivable as well as a small portion of inventory.  Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio of 1.25 to 1.0, a maximum debt to worth ratio of not greater than 5.0 to 1.0 and a minimum cash flow coverage ratio of 1.25 times debt service.  The Company’s current ratio of 1.41 at March 31, 2002 was in compliance with the bank’s requirements.  Optelecom was also in compliance at March 31, 2002 with it’s debt to worth ratio of 1.55.  The Company was not in compliance with the cash flow coverage ratio at March 31, 2002.  The bank has agreed to waive this covenant through September 5, 2002.

Optelecom’s future working capital needs will be financed by our operating cash flow and continued use of the line-of-credit.  In the event that operating cash flows become insufficient to meet funding needs, the Company may be required to scale back or eliminate product research and development and overhead costs.  Additionally, the Company would look to increase its line of credit and/or pursue equity financing.  The Company’s strategy will focus on identifying new products that meet the demands of our core markets, expanding our distribution channels and implementing processes which will increase manufacturing efficiencies.  Management fully understands the costs required to execute this strategy and will pursue these initiatives in a timely and fiscally prudent manner.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business.  As of the date of this report, except as described above, the Company is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

OPTELECOM, INC.

Date:	May 15, 2002	By	/s/ EDMUND LUDWIG
Edmund Ludwig
Director, President and Chief Executive Officer

Date:	May 15, 2002	By	/s/ JAMES ARMSTRONG
James Armstrong
Director and Vice President of Finance