Form 10-Q
period 2002-06-30
OPTELECOM INC
filed 2002-08-14
CIK 275858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission File No.

OPTELECOM, Inc.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

52–1010850
(IRS employer identification number)

9300 GAITHER ROAD, GAITHERSBURG, MARYLAND 20877
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (301) 840–2121.

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

Yes ☒    No ☐

At August 14, 2002, the registrant had outstanding 2,847,729 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.

FORM 10-Q

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

(Unaudited)

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$1,576	$58,869
Accounts and contracts receivable, net	1,920,180	2,478,045
Inventories, net	2,686,056	2,795,648
Prepaid expenses and other assets	148,826	137,398
Total current assets	4,756,638	5,469,960

Property and equipment, net	635,712	774,351
Restricted certificate of deposit	129,368	129,368
Other assets	25,980	—
TOTAL ASSETS	$5,547,698	$6,373,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$903,538	$1,247,083
Bank line-of-credit payable	1,129,719	1,675,865
Accrued payroll	216,248	188,562
Commissions payable	74,515	144,018
Current portion of leases payable	3,380	19,673
Current portion of notes payable	150,109	489,110
Other current liabilities	611,040	453,700
Total current liabilities	3,088,549	4,218,011

Long-Term Liabilities:
Notes payable	—	36,000
Deferred rent liability	8,588	33,111
TOTAL LIABILITIES	3,097,137	4,287,122

Stockholders’ Equity:
Common stock, $.03 par value - 15,000,000 shares authorized; 2,843,194 and 2,833,321 issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	85,296	85,000
Discount on common stock	(11,161)	(11,161)
Additional paid-in capital	10,071,847	10,048,911
Deferred compensation expense	(3,385)	(6,432)
Foreign currency translation adjustment	135,720	227,129
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(6,562,709)	(6,991,843)
TOTAL STOCKHOLDERS’ EQUITY	2,450,561	2,086,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,547,698	$6,373,679

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001

Revenues	$3,327,857	$2,573,435
Cost of goods sold	1,471,568	1,532,422
Gross profit	1,856,289	1,041,013

Operating expenses:
Engineering	299,228	377,980
Selling and marketing	596,757	643,593
General and administrative	708,852	747,965
Total operating expenses	1,604,837	1,769,538

Operating income (loss)	251,452	(728,525)

Other expense:
Interest expense	26,547	54,314
Total other expense	26,547	54,314

Income (loss) before income taxes	224,905	(782,839)

Provision for income taxes	—	—

Net income (loss)	$224,905	$(782,839)

Basic and diluted net income (loss) per share	$0.08	$(0.28)

Weighted average shares outstanding	2,842,577	2,821,000

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001

Revenues	$6,634,048	$5,628,367
Cost of goods sold	3,027,493	3,290,770
Gross profit	3,606,555	2,337,597

Operating expenses:
Engineering	525,628	918,306
Selling and marketing	1,174,999	1,213,193
General and administrative	1,422,479	1,604,392
Total operating expenses	3,123,106	3,735,891

Operating income (loss)	483,449	(1,398,294)

Other expense:
Interest expense	54,316	109,018
Total other expense	54,316	109,018

Income (loss) before income taxes	429,133	(1,507,312)

Provision for income taxes	—	—

Net income (loss)	$429,133	$(1,507,312)

Basic and diluted net income (loss) per share	$0.15	$(0.53)

Weighted average shares outstanding	2,839,434	2,820,729

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001

Net income (loss)	$224,905	$(782,839)

Foreign currency translation adjustments	(119,663)	14,064

Comprehensive income (loss)	$105,242	$(768,775)

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001

Net income (loss)	$429,133	$(1,507,312)

Foreign currency translation adjustments	(91,409)	60,847

Comprehensive income (loss)	$337,724	$(1,446,465)

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$429,133	$(1,507,312)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	201,384	209,812
Loss on sale/disposal of fixed assets	7,080	1,568
Deferred rent	(24,523)	(21,164)
Stock based compensation	3,047	6,068

Change in assets and liabilities:
Accounts and contracts receivable	557,865	1,567,089
Inventories	109,592	(1,078,243)
Prepaid expenses and other assets	(11,428)	(73,142)
Other assets	(25,979)	(49)
Accounts payable	(343,545)	713,287
Accrued payroll	27,686	(6,020)
Commissions payable	(69,503)	(5,495)
Other current liabilities	157,340	(180,401)
Net cash provided by (used in) operating activities	1,018,149	(374,002)

Cash Flows From Investing Activities
Proceeds from sale of equipment	5,841	—
Capital expenditures	(75,666)	(68,343)
Net cash used in investing activities	(69,825)	(68,343)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	5,872,575	6,698,358
Payments on bank line-of-credit payable	(6,418,720)	(6,050,567)
Payments on notes payable and capital leases	(391,294)	(399,830)
Proceeds from issuance of common stock	17,334	21,631
Proceeds from exercise of stock options	5,897	—
Net cash (used in) provided by financing activities	(914,208)	269,592

Effect of currency translations	(91,409)	60,847

Net decrease in cash and cash equivalents	(57,293)	(111,906)

Cash and cash equivalents - beginning of period	$58,869	$233,928
Cash and cash equivalents - end of period	$1,576	$122,022

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$54,945	$109,018

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

2.                                       Line of Credit

Optelecom has a revolving credit agreement with a bank whereby it may borrow up to $1,700,000 with interest at the bank’s prime rate plus 1.5%, which was 6.25% at June 30, 2002.  The total amount of borrowings that may be outstanding at any given time is based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory.  The maximum allowable borrowing against inventory was $239,000 at June 30, 2002.  The amount of unused, eligible borrowings at June 30, 2002 was $444,176.  The Company expects to renew or replace its agreement under similar terms with its current or an alternate bank when the line of credit expires on September 5, 2002.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a minimum cash flow to fixed obligations as well as a maximum debt-to-worth ratio.  The Company was in violation of its cash flow covenants at June 30, 2002.  The bank, however, has provided a waiver of such covenants at December 31, 2001 through the term of the agreement.

3.                                       Bank Term Note

Optelecom has a promissory note agreement with a bank that is collateralized by substantially all the assets and contracts of the Company.  The original note principal was $2,500,000 and is payable in monthly installments of $62,500 through August 2002, with interest payable monthly at the rate of prime plus 1%.  The principal balance as of June 30, 2002 was $90,109.  The interest rate was 5.75% at June 30, 2002 and 5.75% at December 31, 2001.

4.                                       Accounts and Contracts Receivable

Accounts and contracts receivable consisted of the following:

June 30, 2002

December 31, 2001

Accounts and contracts receivable	$2,032,514	$2,579,787
Less: Allowance for doubtful accounts	(112,334)	(101,742)
Total	$1,920,180	$2,478,045

5.                                       Inventory

Inventory consisted of the following:

June 30, 2002

December 31, 2001

Production materials

$

1,730,844

$

2,065,350

Allowance for obsolescence	(315,789)	(352,700)
Work in process	252,021	278,731
Finished goods	1,018,980	804,267
Total	$2,686,056	$2,795,648

6.                                       Property and Equipment

Property and equipment are recorded at historical cost and are reported net of accumulated depreciation.  Depreciation of property and equipment is provided under the straight-line method over the estimated useful lives of the assets, generally five to ten years, not to exceed the lease term for leasehold improvements.  Accumulated depreciation was $3,216,637 and $3,033,202 at June 30, 2002 and December 31, 2001, respectively.

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

	Three Months ended June 30,
	2002	2001
Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$224,905	$(782,839)
Weighted average common shares – basic	2,842,577	2,821,000
Basic income (loss) per share	$0.08	$(0.28)

Diluted Earnings (Loss) per Share:
Income (loss) available to common stockholders	$224,905	$(782,839)
Weighted average common shares – basic	2,842,577	2,821,000
Assumed conversion of:
Stock options	22,591	—
Warrants	29,329	—
Weighted average common shares – diluted	2,894,497	2,821,000
Diluted income (loss) per share	$0.08	$(0.28)

	Six Months ended June 30,
	2002	2001
Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$429,133	$(1,507,312)
Weighted average common shares – basic	2,839,434	2,820,729
Basic income (loss) per share	$0.15	$(0.53)

Diluted Earnings (Loss) per Share:
Income (loss) available to common stockholders	$429,133	$(1,507,312)
Weighted average common shares – basic	2,839,434	2,820,729
Assumed conversion of:
Stock options	24,073	—
Warrants	30,314	—
Weighted average common shares – diluted	2,893,821	2,820,729
Diluted income (loss) per share	$0.15	$(0.53)

8.        Business Unit Information

In 2001, Optelecom restructured its operations from two business segments into three segments: the Optical Products Division which develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients; the Electro-Optics Division which is focused on Interferometric Fiber Optic Gyro coils; and the Copper Products Division (Paragon) which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium. The Copper Products Division was previously named the Video Communications Unit. These divisions reflect the manner in which management analyzes internal reportable information and approximates Optelecom’s strategic business units’ financial results reported before income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior year information has been presented to reflect the new segments.  Optelecom does not allocate income taxes, interest or other corporate expenses to segments.

	Three Months Ended June 30, 2002
	Optical Products Division	Electro-Optics Division	Copper Products Division	Corporate and Other	Total

Revenues	$2,846,457	$277,310	$243,339	$—	$3,367,106
Intersegment revenues	(39,249)	—	—	—	(39,249)
Total Revenues	2,807,208	277,310	243,339	—	3,327,857

Depreciation and amortization	93,862	—	5,759	—	99,621
Operating income	124,717	95,321	31,414	—	251,452
Total assets	5,303,184	—	49,096	195,418	5,547,698
Capital expenditures	25,999	—	2,857	—	28,856

	Three Months Ended June 30, 2001
	Optical Products Division	Electro-Optics Division	Copper Products Division	Corporate and Other	Total

Revenues	$2,118,373	$208,561	$292,416	$—	$2,619,350
Intersegment revenues	(45,915)	—	—	—	(45,915)
Total Revenues	2,072,458	208,561	292,416	—	2,573,435

Depreciation and amortization	101,946	—	5,709	—	107,655
Operating (loss) income	(632,063)	83,927	(180,389)	—	(728,525)
Total assets	5,776,282	—	325,022	100,590	6,201,894
Capital expenditures	45,406	—	2,371	—	47,777

	Six Months Ended June 30, 2002
	Optical Products Division	Electro-Optics Division	Copper Products Division	Corporate and Other	Total

Revenues	$5,580,701	$552,433	$583,573	$—	$6,716,707
Intersegment revenues	(82,659)	—	—	—	(82,659)
Total Revenues	5,498,042	552,433	583,573	—	6,634,048

Depreciation and amortization	189,875	—	11,509	—	201,384
Operating income	364,944	208,624	(90,119)	—	483,449
Total assets	5,303,184	—	49,096	195,418	5,547,698
Capital expenditures	70,247	—	5,419	—	75,666

	Six Months Ended June 30, 2001
	Optical Products Division	Electro-Optics Division	Copper Products Division	Corporate and Other	Total

Revenues	$4,635,326	$353,834	$768,115	$—	$5,757,275
Intersegment revenues	(128,908)	—	—	—	(128,908)
Total Revenues	4,506,418	353,834	768,115	—	5,628,367

Depreciation and amortization	198,226	—	11,586	—	209,812
Operating (loss) income	(1,187,225)	131,875	(354,085)	11,141	(1,398,294)
Total assets	5,776,282	—	325,022	100,590	6,201,894
Capital expenditures	64,691	—	3,652	—	68,343

Optelecom is engaged primarily in the development, manufacture, and sale of integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Revenue represents shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate assets consist primarily of long-term assets.

9.                                       New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes this standard will have no impact on its financial position or results of operations.

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

10.                                 Additional Information on Intangible Assets and Goodwill

In 2000, Optelecom determined that the intangible assets associated with Paragon Audio Visual, Ltd., were impaired under the requirements of Financial Accounting Standards 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of.”  With the appointment of a new Chief Executive Officer in May of 2000, the Company began a process of evaluating the strategies that would most likely return the Company to profitability.  During this period of review, the new management team began to focus on recent developments in the marketplace, core competencies and the desire to maximize efficiencies.  As an outgrowth of these internal processes (which began in the second quarter of 2000), the Company decided to restructure into two operating units in the third quarter of 2000.  These units were the Optical Products Unit and the Copper Products Unit.  The Copper Products Unit was established in order to combine the capabilities of (a) the U.S. based operations specializing in video compression techniques, and (b) the U.K. based operations of Paragon Audio Visual, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

Revenues for the three months ended June 30, 2002 were $3,327,857 compared to $2,573,435 for the same period of 2001, representing a 29% increase over last year.

Revenues for the Optical Products Unit increased by $734,750 or 35% to $2,807,208.  This increase is attributable to the Company’s continuing focus on increasing sales channels both domestically and internationally.  Sales to integrators, distributors and OEMs increased substantially.

The Electro-Optics unit reported revenues of $277,310 for the second quarter of 2002 as compared to $208,561 for the same period in 2001.  This 33% increase of $68,749 is primarily attributable to growth of the customer base and increased contracts.

The Copper Products Unit had revenues of $243,339, a reduction of $49,077, or 17% from the second quarter of 2001.  The decrease in sales activity is primarily related to the organizational restructuring which took place during the second quarter of 2002.

GROSS PROFIT

Gross profit was $1,856,289 for the three months ended June 30, 2002 as compared to $1,041,013 for the second quarter of 2001.  This 78% increase of $815,276 is primarily the result of increased sales volume in 2002, higher material costs in 2001 and the higher sales level of digital products in 2002, which typically have higher profit margins.

The Optical Products Unit’s second quarter gross profit was $1,636,606, compared to $855,623 in the second quarter of 2001.  The higher gross margin was due to increased sales volume, greater purchasing and manufacturing efficiencies and lower material costs in 2002.

The Electro-Optic Unit experienced an increase in its gross profit from $83,926 in the second quarter of 2001 to $95,321 in the second quarter of 2002 primarily as a result of the increase in sales volume.

The Copper Product Unit’s gross profit totaled $124,362 compared to $101,464 in the same period of 2001.  The modest gain in gross margin in 2002 is attributed to increased efficiencies in purchasing component materials.

ENGINEERING COSTS

Engineering costs for the second quarter of 2002 were $299,228 compared to $377,980 in the second quarter of 2001.  The decrease of $78,752 is primarily a result of decreased personnel costs and a reduction in consulting/outside services.

SELLING AND MARKETING

Selling and marketing costs decreased to $596,757 for the second quarter of 2002 from $643,593 incurred in the same quarter of 2001.  The decrease was a result of reduced spending on advertising, literature, marketing materials and trade show expenses in the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $708,852 for the second quarter of 2002 compared to $747,965 for the same period in 2001.  This $39,113 decrease in costs is primarily attributable to the severance costs related to a management reorganization in the second quarter of 2001.

OTHER EXPENSE

Interest expense of $26,547 for the second quarter of 2002 compared to $54,314 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in corresponding interest rates.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES

Revenues for the six months ended June 30, 2002 was $6,634,048 compared to $5,628,367 for the same period of 2001, representing an 18% increase over last year.

Revenues for the Optical Products Unit increased by $991,624 or 22% to $5,498,042.  This increase is attributed to last year’s focus of increasing sales channels both domestically and internationally.  Sales to integrators, distributors and OEMs increased substantially.

The Electro-Optics unit recorded revenues of $552,433 for the six months ended June 30, 2002 as compared to $353,834 for the same period in 2001.  This 56% increase of $198,599 is primarily attributable to the Company’s ability to grow the customer base and increase contracts in this unit.

The Copper Products Unit had revenues of $583,573, a reduction of $184,542, or 24% from the year to date second quarter of 2001.  The decrease in sales activity is primarily related to the organizational restructuring which took place during the second quarter of 2002.

GROSS PROFIT

Gross profit was $3,606,555,  or 54% for the six months ended June 30, 2002 compared to $2,337,597, or 42% for the same period of 2001.  The increase in gross profit of $1,268,958 is due primarily to the increased volume in sales, higher material costs in 2001 and the higher sales level of digital products in 2002, which typically have higher profit margins.

The Optical Products Unit’s gross profit for the first six months of 2002 was $3,149,250 or 57% compared to $1,943,177, or 43%, for the first six months of 2001.  The increase in gross profit is due primarily to the increased volume in sales, an increase in manufacturing efficiencies and the higher sales level of digital products in 2002, which typically have higher profit margins.

The Electro-Optic Unit experienced an increase in its gross profit from $131,875 for the six months ended June 30, 2001 to $208,625 for the six months ended June 30, 2002.   The improvement is primarily a result of the increase in sales volume.

The Copper Product Unit’s gross profit totaled $248,680, or 43%, compared to $262,545, or 34%, in the same period of 2001.  Lower gross margins were primarily due to decreased sales volumes.  The improved gross margin percentage for the six months ended June 30, 2002 is attributable to certain service oriented revenues with lower cost levels.

ENGINEERING COSTS

Engineering costs for the first six months of 2002 were $525,628 compared to $918,306 for the first six months of 2001.  The decrease of $392,678 is primarily due to decreased personnel costs and consulting/outside services associated with the development of the new products.

SELLING AND MARKETING

Selling and marketing costs decreased from $1,213,193 for the first six months of 2001 to $1,174,999 incurred in the same period of 2002.  A key reason for the decrease was the reduction in spending for marketing costs such as advertising, literature, and trade shows for the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $1,422,479 for the six months ended June 30, 2002 compared to $1,604,392 for the same period in 2001.  This $181,913 decrease in costs is primarily attributable savings related to staff reduction from 2001 to 2002 and to the severance costs related to a management reorganization in the second quarter of 2001.

OTHER EXPENSE

Interest expense was $54,316 for the first six months of 2002 compared to $109,018 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in the corresponding interest rate.

FINANCIAL CONDITION AND LIQUIDITY

Stockholders’ equity increased from $2,086,557 at December 31, 2001 to $2,450,561 at June 30, 2002. The increase is primarily attributable to net earnings of $429,133 as well as a small increase in common stock and paid-in-capital, due to the exercise of stock options and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt. The Company’s current ratio has increased to 1.54 at June 30, 2002 compared to 1.30 at December 31, 2001.  This increase is primarily attributed to the decrease in the Company’s bank line of credit and the reduction in accounts payable.

Accounts receivable, net decreased from $2.5 million at December 31, 2001 to $1.9 million at June 30, 2002.  The Company has improved its collection process which has resulted in a reduction in days sales outstanding from 68 at December 31, 2001 to 52 at June 30, 2002.  Inventories decreased slightly from $2.8 million at December 31, 2001 to $2.7 million as of June 30, 2002 primarily due to a decrease in production materials inventory with an offsetting increase in finished goods.

The Company’s current liabilities decreased from $4.2 million at December 31, 2001 to $3.1 million at June 30, 2002 primarily as a result of a decrease of $0.5 million in the bank line-of-credit payable.  Additionally, accounts payable decreased $0.3 million from 2001 to 2002 and the current portion of notes payable was reduced by $0.3 million.

Cash provided by operating activities was $1,018,149 during the first half of 2002 compared to cash used by operating activities of $374,002 in the first half of 2001. After adding back non-cash adjustments such as depreciation and amortization and deferred rent to reconcile the net income to net cash used by operating activities, the net cash provided was $616,121 for the first six months of 2002 as compared to net cash usage of $1,311,028 in the first half of 2001. This represents a substantial improvement over the prior year results. Working capital provided by operating activities was $402,028 for the six months ended June 30, 2002.  The increase in working capital provided was due primarily to increases of $109,592 in inventory and $557,865 in accounts receivable.  These increases were offset by a decrease in accounts payable of $343,545.

Cash used in investing activities during the six months ended June 30, 2002 was $69,825 compared to $68,343 in 2001. The Company continues to be engaged in cost savings during 2002 through reduced capital expenditures.

Optelecom’s financing activities during the first half of 2002 were dramatically different from the prior year.  The Company was successful in paying down its long–term notes and capital leases by $391,294 during the first six months of 2002.  In addition, the Company’s net bank line-of-credit payable was reduced by $546,145 as compared to a net increase of $647,791 in the bank line-of-credit during the six months ended June 30, 2001.

Optelecom has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $1.7 million under our existing bank line–of–credit as of June 30, 2002. The Company expects to renew or replace its agreement under similar terms with its current or an alternate bank when the line of credit expires on September 5, 2002.  Generally, the Company is permitted to borrow on up to 80% of eligible accounts receivable as well as a small portion of inventory. Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio of 1.25 to 1.0, a maximum debt to worth ratio of not greater than 5.0 to 1.0 and a minimum cash flow coverage ratio of 1.25 times debt service. The Company’s current ratio of 1.54 at June 30, 2002 was in compliance with the bank’s requirements.  Optelecom was also in compliance at June 30, 2002 with it’s debt to worth ratio of 1.26. The Company was not in compliance with the cash flow coverage ratio at June 30, 2002. The bank has agreed to waive this covenant through September 5, 2002.

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

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K on May 3, 2002 as a result of changing its independent auditors.  For details please see the 8-K.

ITEM 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE

See Note 7 to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM, INC.

Date:	August 14, 2002	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	August 14, 2002	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer