Form 10-Q
period 2002-09-30
OPTELECOM INC
filed 2002-11-14
CIK 275858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002
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

 Yes ☒    No ☐

At November 13, 2002, the registrant had outstanding 2,876,553 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.

FORM 10-Q

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(Unaudited)

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$97,989	$58,869
Accounts and contracts receivable, net	2,369,739	2,478,045
Inventories, net	2,920,734	2,795,648
Prepaid expenses and other current assets	173,919	137,398
Total current assets	5,562,381	5,469,960

Property and equipment, net	548,664	774,351
Restricted certificate of deposit	129,368	129,368
Other assets	25,978	—
TOTAL ASSETS	$6,266,391	$6,373,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,013,908	$1,247,083
Bank line-of-credit payable	1,086,326	1,675,865
Accrued payroll	275,746	188,562
Commissions payable	107,640	144,018
Current portion of leases payable	2,905	19,673
Current portion of notes payable	54,231	489,110
Other current liabilities	765,812	453,700
Total current liabilities	3,306,568	4,218,011

Long-Term Liabilities:
Notes payable	—	36,000
Deferred rent liability	—	33,111
TOTAL LIABILITIES	3,306,568	4,287,122

Stockholders’ Equity:
Common stock, $.03 par value - 15,000,000 shares authorized; 2,856,534 and 2,833,321 issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	85,696	85,000
Discount on common stock	(11,161)	(11,161)
Additional paid-in capital	10,101,474	10,048,911
Deferred compensation expense	(1,861)	(6,432)
Foreign currency translation adjustment	98,270	227,129
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(6,047,548)	(6,991,843)
TOTAL STOCKHOLDERS’ EQUITY	2,959,823	2,086,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,266,391	$6,373,679

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2002	2001

Revenues	$3,726,282	$3,810,620
Cost of goods sold	1,557,689	2,131,806
Gross profit	2,168,593	1,678,814

Operating expenses:
Engineering	308,660	287,627
Selling and marketing	493,185	553,737
General and administrative	833,699	592,495
Total operating expenses	1,635,544	1,433,859

Operating income	533,049	244,955

Other expense:
Interest expense	17,887	45,637
Total other expense	17,887	45,637

Income before income taxes	515,162	199,318

Provision for income taxes	—	—

Net income	$515,162	$199,318

Basic net income per share	$0.18	$0.07
Diluted net income per share	$0.18	$0.07

Weighted average shares outstanding	2,848,036	2,829,709

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2002	2001

Revenues	$10,360,330	$9,438,987
Cost of goods sold	4,585,182	5,422,576
Gross profit	5,775,148	4,016,411

Operating expenses:
Engineering	834,288	1,205,933
Selling and marketing	1,668,184	1,766,930
General and administrative	2,256,178	2,196,887
Total operating expenses	4,758,650	5,169,750

Operating income (loss)	1,016,498	(1,153,339)

Other expense:
Interest expense	72,203	154,655
Total other expense	72,203	154,655

Income (loss) before income taxes	944,295	(1,307,994)

Provision for income taxes	—	—

Net income (loss)	$944,295	$(1,307,994)

Basic net income (loss) per share	$0.33	$(0.46)
Diluted net income (loss) per share	$0.33	$(0.46)

Weighted average shares outstanding	2,842,333	2,823,375

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2002	2001
Net income	$515,162	$199,318
Foreign currency translation adjustments	(37,450)	(56,609)
Comprehensive income	$477,712	$142,709

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2002	2001
Net income (loss)	$944,295	$(1,307,994)
Foreign currency translation adjustments	(128,859)	4,238
Comprehensive income (loss)	$815,436	$(1,303,756)

See notes to consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$944,295	$(1,307,994)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	288,125	318,623
Loss on sale/disposal of fixed assets	8,111	1,567
Deferred rent	(33,111)	(32,306)
Stock based compensation	4,571	9,105

Change in assets and liabilities:
Accounts and contracts receivable	108,306	774,401
Inventories	(125,086)	(492,237)
Prepaid expenses and other current assets	(36,521)	(28,432)
Other assets	(25,978)	(2,376)
Accounts payable	(233,175)	377,840
Accrued payroll	87,184	26,079
Commissions payable	(36,378)	95,346
Other current liabilities	312,112	91,667
Net cash provided by (used in) operating activities	1,262,455	(168,717)

Cash Flows From Investing Activities
Proceeds from sale of equipment	5,840	—
Capital expenditures	(76,389)	(84,155)
Net cash used in investing activities	(70,549)	(84,155)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	8,892,598	9,374,480
Payments on bank line-of-credit payable	(9,482,137)	(8,619,797)
Payments on notes payable and capital leases	(487,647)	(623,956)
Proceeds from issuance of common stock	26,201	29,417
Proceeds from exercise of stock options	27,058	—
Net cash (used in) provided by financing activities	(1,023,927)	160,144

Effect of currency translations	(128,859)	4,238

Net increase (decrease) in cash and cash equivalents	39,120	(88,490)

Cash and cash equivalents - beginning of period	$58,869	$233,928
Cash and cash equivalents - end of period	$97,989	$145,438

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$80,679	$148,536

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

2.                    Line of Credit

On September 30, 2002, Optelecom, Inc. (the “Company”) signed an agreement with Allfirst Bank to establish a new bank line-of-credit.  The agreement is comprised of two separate facilities.

The first facility is a demand working capital line of credit which will enable the Company to borrow up to the lesser of $1.75 million or the borrowing base.  The borrowing base shall equal the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000.

The second facility is a $500,000 transaction specific revolving demand export line of credit for short-term financing.  The amount available will be the lesser of $500,000 or the borrowing base.  The borrowing base shall equal the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable.  This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.

Both facilities carry interest at the rate of PRIME plus 1.25%, floating.  Concurrent with entering into this new bank line-of-credit, the Company terminated its bank line-of-credit with its prior lender.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio.  The Company was not in violation of any of these covenants at September 30, 2002.

3.                    Bank Term Note

During the third quarter 2002, the Company paid off the promissory note agreement with a bank that was collateralized by substantially all the assets and contracts of the Company.  The original note principal was $2,500,000 and was payable in monthly installments of $62,500 through August 2002, with interest payable monthly at the rate of prime plus 1%.

4.                    Accounts and Contracts Receivable

Accounts and contracts receivable consisted of the following:

	September 30, 2002	December 31, 2001

Accounts and contracts receivable	$2,486,859	$2,579,787
Less: Allowance for doubtful accounts	(117,120)	(101,742)
Total	$2,369,739	$2,478,045

5.                    Inventory

Inventory consisted of the following:

	September 30, 2002	December 31, 2001

Production materials	$1,536,723	$2,065,350
Allowance for obsolescence	(361,528)	(352,700)
Work in process	357,415	278,731
Finished goods	1,388,124	804,267
Total	$2,920,734	$2,795,648

6.                    Property and Equipment

Property and equipment are recorded at historical cost and are reported net of accumulated depreciation.  Depreciation of property and equipment is provided under the straight-line method over the estimated useful lives of the assets, generally five to ten years, not to exceed the lease term for leasehold improvements.  Accumulated depreciation was $3,305,742 and $3,033,202 at September 30, 2002 and December 31, 2001, respectively.

7.       Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options and warrants, provided they are not antidilutive.  The following is a reconciliation of the basic and diluted earnings (loss) per share.

	Three Months ended September 30,
	2002	2001
Basic Earnings per Share:
Income available to common stockholders	$515,162	$199,318
Weighted average common shares – basic	2,848,036	2,829,709
Basic income per share	$0.18	$0.07

Diluted Earnings per Share:
Income available to common stockholders	$515,162	$199,318
Weighted average common shares – basic	2,848,036	2,829,709
Assumed conversion of:
Stock options	35,293	—
Warrants	38,838	—
Weighted average common shares – diluted	2,922,167	2,829,709
Diluted income per share	$0.18	$0.07

	Nine Months ended September 30,
	2002	2001
Basic Earnings (Loss) per Share:
Income (loss) available to common stockholders	$944,295	$(1,307,994)
Weighted average common shares – basic	2,842,333	2,823,375
Basic income (loss) per share	$0.33	$(0.46)

Diluted Earnings (Loss) per Share:
Income (loss) available to common stockholders	$944,295	$(1,307,994)
Weighted average common shares – basic	2,842,333	2,823,375
Assumed conversion of:
Stock options	27,874	—
Warrants	33,555	—
Weighted average common shares – diluted	2,903,762	2,823,375
Diluted income (loss) per share	$0.33	$(0.46)

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

	Three Months Ended September 30, 2002
	Optical Products Division	Electro-Optics Division	Copper Products Division	Corporate and Other	Total

Revenues	$2,969,333	$572,729	$205,536	$—	$3,747,598
Intersegment revenues	(21,316)	—	—	—	(21,316)
Total Revenues	2,948,017	572,729	205,536	—	3,726,282

Depreciation and amortization	81,407	—	5,334	—	86,741
Operating income	154,150	365,994	12,905	—	533,049
Total assets	5,970,819	—	93,357	202,215	6,266,391
Capital expenditures	—	—	707	—	707

	Three Months Ended September 30, 2001
	Optical Products Division	Electro-Optics Division	Copper Products Division	Corporate and Other	Total

Revenues	$2,670,336	$338,030	$989,540	$—	$3,997,906
Intersegment revenues	(187,286)	—	—	—	(187,286)
Total Revenues	2,483,050	338,030	989,540	—	3,810,620

Depreciation and amortization	102,913	—	5,898	—	108,811
Operating (loss) income	(147,286)	178,852	213,389	—	244,955
Total assets	5,782,221	—	635,784	(121,394)	6,296,611
Capital expenditures	12,140	—	3,661	—	15,801

	Nine Months Ended September 30, 2002
	Optical Products Division	Electro-Optics Division	Copper Products Division	Corporate and Other	Total

Revenues	$8,550,033	$1,125,163	$789,109	$—	$10,464,305
Intersegment revenues	(103,975)	—	—	—	(103,975)
Total Revenues	8,446,058	1,125,163	789,109	—	10,360,330

Depreciation and amortization	271,282	—	16,843	—	288,125
Operating income (loss)	519,093	574,619	(77,214)	—	1,016,498
Total assets	5,970,819	—	93,357	202,215	6,266,391
Capital expenditures	70,263	—	6,126	—	76,389

	Nine Months Ended September 30, 2001
	Optical Products Division	Electro-Optics Division	Copper Products Division	Corporate and Other	Total

Revenues	$7,305,662	$691,864	$1,757,655	$—	$9,755,181
Intersegment revenues	(316,194)	—	—	—	(316,194)
Total Revenues	6,989,468	691,864	1,757,655	—	9,438,987

Depreciation and amortization	301,139	—	17,484	—	318,623
Operating (loss) income	(1,334,511)	310,727	(140,696)	11,141	(1,153,339)
Total assets	5,782,221	—	635,784	(121,394)	6,296,611
Capital expenditures	76,831	—	7,324	—	84,155

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Revenues for the three months ended September 30, 2002 were $3,726,282 compared to $3,810,620 for the same period of 2001, representing a 2% decrease from last year.

Revenues for the Optical Products Unit increased by $464,967 or 19% to $2,948,017.  This increase is attributable to the Company’s continuing focus on increasing sales channels both domestically and internationally.  Sales to integrators increased substantially.

The Electro-Optics unit reported revenues of $572,729 for the third quarter of 2002 as compared to $338,030 for the same period in 2001.  This 69% increase of $234,699 is primarily attributable to an increase in coil winding and contract revenues.

The Copper Products Unit had revenues of $205,536, a reduction of $784,004, or 79% from the third quarter of 2001.  The decrease in sales activity is related to the contracts associated with Dexia-Banque Internationale of Luxembourg and the Mass Rapid Transit system of Singapore which occurred in 2001.

GROSS PROFIT

Gross profit was $2,168,593, or 58% for the three months ended September 30, 2002 as compared to $1,678,814, or 45% for the third quarter of 2001.  This increase of $489,779 is primarily the result of the higher volume of sales of digital and high resolution products in 2002, which have higher profit margins.  Additionally, there was a higher level of sales of lower margin copper products in the quarter ended September 30, 2001.

The Optical Products Unit’s third quarter gross profit was $1,702,313, compared to $1,119,992 in the third quarter of 2001.  The higher gross margin was due to the higher volume of sales of digital and high resolution products in 2002, which have higher profit margins and greater purchasing and manufacturing efficiencies in 2002.

The Electro-Optic Unit experienced an increase in its gross profit from $178,852 in the third quarter of 2001 to $365,995 in the third quarter of 2002 primarily as a result of higher sales volumes combined with increased production efficiencies in the Electro-Optic Unit.

The Copper Product Unit’s gross profit totaled $100,285, or 49% compared to $379,970, or 38% in the same period of 2001.  The decrease in gross margin in 2002 is attributed to an overall decline in sales.  The lower gross margin percentage of the prior year was due to the higher usage of third party components in the systems solutions sold.  Gross margins on third party components are considerably lower than internally manufactured products.

ENGINEERING COSTS

Engineering costs for the third quarter of 2002 were $308,660 compared to $287,627 in the third quarter of 2001.  The increase of $21,033 is due to a slight increase in consulting/outside services and the costs of developing prototypes.

SELLING AND MARKETING

Selling and marketing costs decreased to $493,185 for the third quarter of 2002 from $553,737 incurred in the same quarter of 2001.  The decrease was a result of reduced spending on advertising, literature, marketing materials and trade show expenses in the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $833,699 for the third quarter of 2002 compared to $592,495 for the same period in 2001.  This $241,204 increase in costs is primarily attributable to the accrual of employee bonus compensation and consulting fees pertaining to new business initiatives during 2002.

OTHER EXPENSE

Interest expense of $17,887 for the third quarter of 2002 compared to $45,637 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in corresponding interest rates.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Revenues for the nine months ended September 30, 2002 was $10,360,330 compared to $9,438,987 for the same period of 2001, representing a 10% increase over last year.

Revenues for the Optical Products Unit increased by $1,456,590 or 21% to $8,446,058.  This increase is attributed to last year’s focus of increasing sales channels both domestically and internationally.  Sales to integrators increased substantially from 2001 to 2002.

The Electro-Optics unit recorded revenues of $1,125,163 for the nine months ended September 30, 2002 as compared to $691,864 for the same period in 2001.  This 63% increase of $433,299 is primarily attributable to an increase in coil winding and contract revenues.

The Copper Products Unit had revenues of $789,109, a reduction of $968,546, or 55% from the year to date third quarter of 2001.  The decrease in sales activity is related to the organizational restructuring which took place during the second quarter of 2002 and the contracts associated with Dexia-Banque Internationale of Luxembourg and the Mass Rapid Transit system of Singapore which occurred in 2001.

GROSS PROFIT

Gross profit was $5,775,148, or 56% for the nine months ended September 30, 2002 compared to $4,016,411, or 43% for the same period of 2001.  The increase in gross profit of $1,758,737 is primarily the result of the higher volume of sales of digital and high resolution products in 2002, which have higher profit margins.  Additionally, there was a higher level of sales of lower margin copper products in the quarter ended September 30, 2001.

The Optical Products Unit’s gross profit for the first nine months of 2002 was $4,851,563 or 57% compared to $3,063,169, or 44%, for the first nine months of 2001.  The increase in gross profit is due to the higher volume of sales of digital and high resolution products in 2002, which have higher profit margins and greater purchasing and manufacturing efficiencies in 2002.

The Electro-Optic Unit experienced an increase in its gross profit from $310,727 for the nine months ended September 30, 2001 to $574,620 for the nine months ended September 30, 2002.  The improvement is primarily a result of higher sales volumes combined with increased production efficiencies in the Electro-Optic Unit.

The Copper Product Unit’s gross profit totaled $348,965, or 44% for the nine months ended September 30, 2002, compared to $642,215, or 37%, in the same period of 2001.  The decrease in gross margin in 2002 is attributed to an overall decline in sales.  The lower gross margin percentage of the prior year was due to the higher usage of third party components in the systems solutions sold.  Gross margins on third party components are considerably lower than internally manufactured products.

ENGINEERING COSTS

Engineering costs for the first nine months of 2002 were $834,288 compared to $1,205,933 for the first nine months of 2001.  The decrease of $371,645 is primarily due to decreased personnel costs and consulting/outside services associated with the development of the new products.

SELLING AND MARKETING

Selling and marketing costs decreased from $1,766,930 for the first nine months of 2001 to $1,668,184 incurred in the same period of 2002.  This decrease is attributable to a reduction in spending for marketing costs such as advertising, literature, and trade shows for the Optical Products Unit.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $2,256,178 for the nine months ended September 30, 2002 compared to $2,196,887 for the same period in 2001.  This $59,291 increase in costs is primarily attributable to the accrual of employee bonus compensation and consulting fees pertaining to new business initiatives during 2002.  These increases were partially offset by reductions in corporate salaries due to the management restructuring in 2001.

OTHER EXPENSE

Interest expense was $72,203 for the first nine months of 2002 compared to $154,655 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s term note and a reduction in the corresponding interest rate.

FINANCIAL CONDITION AND LIQUIDITY

Stockholders’ equity increased from $2,086,557 at December 31, 2001 to $2,959,823 at September 30, 2002. The increase is primarily attributable to net earnings of $944,295 as well as a small increase in common stock and paid-in-capital, due to the exercise of stock options and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt. The Company’s current ratio has increased to 1.68 at September 30, 2002 compared to 1.30 at December 31, 2001.  This increase is primarily attributed to the decrease in the Company’s bank line of credit and the reduction in accounts payable.

Accounts receivable, net decreased from $2,478,045 at December 31, 2001 to $2,369,739 at September 30, 2002.  Inventories increased slightly from $2,795,648 at December 31, 2001 to $2,920,734 as of September 30, 2002 primarily due to an increase in finished goods offset by a decrease in production materials inventory.

The Company’s current liabilities decreased from $4,218,011 at December 31, 2001 to $3,306,568 at September 30, 2002 primarily as a result of a decrease of $589,539 in the bank line-of-credit payable.  Additionally, accounts payable decreased $233,175 from 2001 to 2002 and the current portion of notes payable was reduced by $434,879.

Cash provided by operating activities was $1,262,455 during the first nine months of 2002 compared to cash used in operating activities of $168,717 in the same period of 2001. After adding back non-cash adjustments such as depreciation and amortization and deferred rent to reconcile the net income to net cash used by operating activities, the net cash provided was $1,211,991 for the first nine months of 2002 as compared to net cash usage of $1,011,005 in the first nine months of 2001.  Working capital provided by operating activities was $50,464 for the nine months ended September 30, 2002.  The increase in working capital provided was due primarily to increases of $108,306 in accounts receivable and $312,112 in other current liabilities.  These increases were offset by a decreases in inventory of $125,086 and accounts payable of $233,175.

Cash used in investing activities during the nine months ended September 30, 2002 was $70,548 compared to $84,155 in 2001. The Company continues to be engaged in cost savings during 2002 through reduced capital expenditures.

Optelecom’s financing activities during the first nine months of 2002 were substantially different from the prior years activities.  The Company paid down its long-term notes and capital leases by $487,647 during the first nine months of 2002.  In addition, the Company’s net bank line-of-credit payable was reduced by $589,539 as compared to a net increase of $754,683 in the bank line-of-credit during the nine months ended September 30, 2001.

Optelecom has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $2.25 million under our new two-tiered bank line-of-credit which was formalized on September 30, 2002.  The borrowing base of the first facility is equal to the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000.  The second facility is a $500,000 transaction specific revolving demand export line of credit for short-term financing.  The amount available is the lesser of $500,000 or the borrowing base.  The borrowing base equals the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable.  This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.  Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio of 1.25 to 1.0, a maximum debt to worth ratio of not greater than 5.0 to 1.0, a maximum funded debt to EBITDA ratio of 5.0 and a minimum tangible net worth of $2.25 million.

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

ITEM 2 -	CHANGES IN SECURITIES

None.

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 -	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company's disclosure controls and procedures were evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer.  Such controls and procedures were deemed to be effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

ITEM 5 -	OTHER INFORMATION

None

ITEM 6 -	EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K on October 1, 2002 as a result of entering into a new line of credit banking facility.

ITEM 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE

See Note 7 to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM, INC.

Date:	November 13, 2002	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	November 13, 2002	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer

Certification of Chief Executive Officer

I, Edmund Ludwig, Chief Executive Officer of Optelecom, Inc. (the “Registrant”), certify that:

(1)                         I have reviewed the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the “Report”)

(2)                         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and audit committee of registrant’s board of directors:

a.              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Certification of Chief Financial Officer

I, James Armstrong, Chief Financial Officer of Optelecom, Inc. (the “Registrant”), certify that:

(1)                         I have reviewed the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the “Report”)

(2)                         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and audit committee of registrant’s board of directors:

a.              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer