Form 10-K
period 2002-12-31
OPTELECOM INC
filed 2003-03-24
CIK 275858

Use these links to rapidly review the document
OPTELECOM, INC. FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number

OPTELECOM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

52-1010850
(IRS employer identification number)

12920 CLOVERLEAF CENTER DRIVE, GERMANTOWN, MARYLAND 20874
(Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (301) 444-2200.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.03 Par Value.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        At June 30, 2002, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $6,539,346 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

        At March 19, 2003, the registrant had outstanding 2,908,955 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

        None

OPTELECOM, INC.
FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1. BUSINESS

GENERAL

        Optelecom, Inc. is a Delaware corporation whose business activities began in 1972. Optelecom's early business commenced with the design and delivery of specialized laser systems and fiber optic communications products for the defense arm of the Federal government. During the mid-1990's we successfully transitioned from having a significant number of military customers to a contemporary industry provider of copper and fiber optic based communications products for commercial and government customers. We have focused on providing integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.

        Optelecom currently manages its operations under three business segments: the Optical Products unit (OP) which develops, manufactures and sells optical fiber-based data communication equipment to both commercial and Government clients; the Electro-optics Technology unit (EO), which develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers; and the Copper Products Unit (CP) which is focused on the delivery and distribution of video systems using Category5 (CAT5) copper cabling as the transmission medium. Segment information for all prior periods presented has been restated to conform to the current presentation.

        Fiber optic communications equipment is the main element of Optelecom's sales. The marketplace served by Optelecom is experiencing a period of continuous growth and change as the industry emerges from its infancy. Technology development is constantly and rapidly improving the capability to transmit at increasing data rates over even greater distances with fiber-based communication systems.

        In addition to the fiber market, we are addressing a marketplace which has developed as a result of the significant quantity of Category 5 (CAT5) cable that exists as an installed base both domestically and internationally. Paragon Audio Visual, our wholly-owned UK subsidiary, is providing our main sales effort into the CAT5 market and also supports sales of fiber products into Europe, Africa and the Middle East.

        In 2003 management intends to integrate the Copper Products Unit and Optical Products Unit. As a result, the Copper Products Unit will also support the full range of Optelecom's fiber optic product line in Europe, the Middle East and Africa.

        In the Electro-Optics Group, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. During the past decade, Optelecom has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on. The Electro-Optics Group also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems. Additionally, the group is currently engaged in a series of contracts with the U. S. Air Force and prime contractors to develop elements of a fiber optic data bus network for a new air vehicle.

        The table below displays the Company's three-year revenue and operating income (loss) by segment:

	2002		2001		2000
Operating Unit	Revenue	Operating Income	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
Optical Products	$11,784,552	$930,298	$9,865,836	$(928,771)	$8,120,005	$(2,596,036)
Electro-Optics	1,242,783	598,189	1,052,631	427,587	472,225	188,573
Copper Products	1,881,219	83,632	2,258,452	(254,014)	2,084,599	(756,722)

Company Totals (1)	$14,908,554	$1,612,119	$13,176,919	$(744,057)	$10,676,829	$(5,385,643)

(1)
Company totals include corporate expenses. See Note 13 of the Notes to the Financial Statements for segment information.

PRODUCTS AND MARKETS

OPTICAL PRODUCTS UNIT (OP)

        The Optical Products Unit addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. The majority of its current and future revenues are and will be derived from several niche markets that apply the advantages of fiber optic telecommunications to their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications. Vertical markets that offer future potential sources of revenue include video teleconferencing, healthcare, and broadcasting. The OP Unit offers many product solutions to address our customers' needs. Its products are classified into the following categories:

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

CCTV and Broadcast Video, Audio and Data Transmission Products

        This category includes fiber optic video only, audio only, video and data, audio and data, and video, audio and data products, which use our traditional Frequency Modulation (FM), Pulsed Frequency Modulation (PFM) and Pulsed Coded Modulation (PCM) transmission techniques. The series also includes a Windows based Graphical User Interface System Management Software which allows the user to view and manage the operating status of the entire fiber optic transmission network from a PC, greatly facilitating system maintenance. Markets for these products include video surveillance, intelligent highways, robotics, process control, military, distance learning and simulation markets. During 2002 we began a general shift away from these legacy FM based video transmission products in favor of our uncompressed digitally encoded video transmission products.

Uncompressed Digital Video Transmission Products

        Uncompressed digital video products provide an extremely high quality video signal and maintain this quality at distances far exceeding the capability of FM based transmission equipment. The bandwidth required to achieve this performance is considerably greater than that needed for lower video quality systems, however, the enormous bandwidth capacity of fiber optic transmission media provides an obvious path for utilization of digital video technology. Additionally, since the video transmission format is strictly digital, it can be easily combined with digitized voice and digital data streams. This feature facilitates switching and multiplexing of a variety of signals which is far more easily accomplished than with PFM systems.

        Current products include one, four, and eight channel digital video multiplexing and de-multiplexing units offering near broadcast quality performance, with many also combining audio and data with the digital video for transmission via one optical fiber using one optical wavelength for each transmission direction.

        The totally modular approach used in the digital system design architecture reduces the inventory and logistical support investment required to address the increasing demand for these products. Marketplace reception has been extremely positive and new applications involving a combination of our other product offerings with the capabilities of the digital video equipment are being constantly proposed.

CWDM (Coarse Wavelength Division Multiplexer) Systems

        Early in the year 2002, Optelecom introduced its CWDM systems to its markets. A CWDM allows the transmission and reception of multiple channels of light operating at different wavelengths through a single optical fiber. With this technology the user can configure systems which transport the video and data channel count transmitted by one wavelength (typically up to eight) multiplied by the wavelength channel capacity of the CWDM. Optelecom offers CWDM systems with optical wavelength channel counts of from two to seventeen, as well as single channel add/drop multiplexers By using a two channel WDM (Wavelength Division Multiplexer) along with two eight channel digital video multiplexers transmitting at different optical wavelengths, sixteen channels of video along with data and audio may be transmitted via one optical fiber in one direction. Similarly, by using a seventeen channel CWDM along with up to seventeen eight channel digital video multiplexers each transmitting at different optical wavelengths, one hundred thirty six channels of very high quality digital video, along with audio and data, may be transmitted via one optical fiber in one direction. Alternately, by using the seventeenth wavelength for return path audio and data, one hundred twenty eight video channels can be transmitted in one direction along with bi-directional audio and data.

        Combining Optelecom's wide variety of transmission products with available CWDM components permits the user to configure multiple variations of point-to-point or distributed linear optical networks for the transmission of video, audio, and data. via a single optical fiber.

High Resolution RGB Video Transmission Products

        Red Green Blue (RGB) Video Transmission Products include those used to remotely position a high-resolution display, such as a monitor or projector, from its video source. Because of the high bandwidth and fidelity required to transmit these signals, fiber optics is the only available means to transmit them further than approximately 1,000 feet. While VGA video, in the 1280 × 1024 pixel range, may be transmitted via copper using active baluns (such as offered by the Copper Products unit) up to distances approaching 1,000 feet, the bandwidth required to transmit ultra high resolution 2048 × 2048 pixel RGB video limits the maximum transmission distance possible over copper wire to less than 100 feet. Management is not aware of any other fiber optic RGB video transmission system that meets the performance characteristics of the high-resolution RGB products that we offer. Applications for this technology include air traffic control, military control rooms, remote conference rooms, financial trading desks and process control.

Compressed Digital Video Transmission Products

        Applying our expertise in video communications, we have developed a low cost, high quality, compressed digital video MPEG II product set that leverages the advantages of new microprocessor technology recently made available to the marketplace. MPEG II has become the defacto compression standard embraced by the consumer and other electronics marketplaces. The products we have developed will replace older compression products since their low cost, high performance characteristics render the previous family obsolete.

        These products involve the digitization and compression of National Television System Committee (NTSC) and Phase Alternation by Line (PAL) video signal sources, allowing transmission using T1, E1, or Ethernet, over IP (Internet Protocol). They are being offered to the security and traffic markets as well as to other markets whose users are turning to video communications as a way to increase productivity. The explosive growth of the Internet facilitates the need for low cost, high quality compressed digital video for use over various private and public networks.

ELECTRO OPTICS PRODUCTS UNIT (EO)

        The Electro Optics Unit focuses on Interferometric Fiber Optic Gyro (IFOG) coils, which are components in rotation-sensing instruments that are beginning to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise derived from prior Department of Defense activities to develop winding technology for IFOG coils and to manufacture these coils. In 2002, continued improvements were incorporated to increase production capacity in anticipation of increased requirements for these coils. Optelecom currently supports Boeing in a program for Wright-Patterson AFB which is devoted to development of military aircraft photonic network systems. Optelecom is in the implementation stage of an effort to develop a demonstration of photonic vehicle control feedback components. Under a related Small Business Innovation Research (SBIR) contract, Optelecom is investigating photonics systems optimized for aerospace vehicles, which will culminate in the design of an optical subsystem prototype. Our photonic aerospace vehicle work provides an opportunity for Optelecom to apply its optical development and fabrication expertise to an important aircraft system application with potential application to commercial markets. The company also experienced an increase in service contract activity related to the Air Force photonic vehicle control system development during 2002.

COPPER PRODUCTS UNIT (CP)

        The Copper Products Unit designs, manufactures and markets electronic products and systems for multi-media applications utilizing twisted-pair copper or "structured wiring," also known as Category 5/5e/6 (CAT5, Cat 5e, Cat 6) cabling, which forms the standard wiring infrastructure for most modern office, industrial and, increasingly, residential buildings. This Unit is comprised of the Paragon AV business that was restructured during 2002 and is now supplied with products designed and manufactured by Optelecom, rather than predominantly sub-contracted products, as was the case at the time of its acquisition. These products include active balun (Balanced to Unbalanced) devices that facilitate the transmission of high-resolution video, audio and data signals without noticeable signal degradation over structured wiring systems. In addition, television distribution systems for the receipt and distribution of Broadcast, Satellite and Cable TV over CAT5 cable have also been developed and are being offered to the US, European and Asian markets. These TV systems are used to provide business television services to commercial organizations, particularly in the financial markets.

        A number of new products have been developed for the Copper Products Unit utilizing Optelecom's proven 9000-series architecture. This has enabled the added- value benefits of Optelecom's System Management Software products to be applied to the Copper Products and has decreased the time-to-market for new products. Using a single, compatible architecture for copper and optical products also enables hybrid systems to be easily configured under a single, consistent system management scheme. Such hybrid systems have applications where, for example, video is to be distributed both within (copper products) and between (optical products) buildings—such as university campuses, airports and other industrial complexes. Additionally, the ever-increasing demand for bandwidth places added demands on structured cabling systems and the capability to upgrade to optical systems while maintaining consistent system architecture and management interface is an important competitive feature of Optelecom products. Optelecom Optical Products and Paragon Audio Visual have significant similarities in their product technologies and applications; both operations are in the business of distributing multi-media (video/audio/data) information, albeit over different physical media. By drawing heavily on Optelecom's proven multimedia technologies, Paragon AV products are almost wholly integrated into the mainstream Optelecom product catalog which lays the foundation for the closer integration of the two business units.

SALES AND MARKETING

OPTICAL PRODUCTS UNIT

        The Optical Products Unit sells its products domestically through direct sales, select commercial integrators and resellers. In addition, several vendors incorporate Optelecom products in their product offerings. This enables Optelecom to penetrate markets we do not address directly.

        We continue to focus our resources on developing additional sales and distribution channels. Specifically, in 2002 we added six representatives and nine integrators domestically. Internationally, we added seven new integrators. We expect this number to continue to grow in 2003 as we further expand the market share of our fiber transmission products.

        During 2002, new collateral material necessary to allow the marketplace to fully evaluate our product offerings were distributed to existing and potential customers. Our primary method of making new customer contacts has been through participation in an expanded trade show schedule in both the Security and Traffic markets. These trade shows have resulted in a significant increase in quotations and order activity. In addition, our updated Web Site has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment. In 2003, the Web site will be expanded to enable "registered users" to access Optelecom's infrastructure to place orders, check order status and validate their specific account information.

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

        This business model enables us to deliver complete system solutions, establishing a single source of cohesive multimedia solutions and integration services to the financial marketplace. This has enabled us to derive additional revenue from our existing client base, to appeal to new prospects within the financial marketplace and to address new markets. We plan to take these products to market by incorporating them in our offering and adding them to our newly developed distribution channels worldwide. This strategy helped the Copper Products unit win a $1.3 million order in 2001 for video and audio distribution in a commuter train passenger information system in Singapore; deliveries under this contract were completed in 2002.

        The copper products unit specializes in products for the transmission of video, audio and data over twisted-pair copper cabling—typically the Cat5/Cat6 "structured cabling" systems installed in virtually all modern commercial buildings. Historically, this unit has focused on the financial systems markets and has worked with its partners to provide multimedia distribution solutions for financial dealing rooms. In 2001, the copper products unit began to market its products more widely and this strategy was successfully continued in 2002, resulting in new sales in areas such as transportation, security and audio-visual systems.

        In many respects the copper products are similar and complimentary to Optelecom's main portfolio of fiber products. Both are used for the distribution of multimedia content (video/audio/data) in various vertical market applications. Typically, the copper products operate "inside" buildings over short distances whereas the fiber products operate "outside" or between buildings over considerable distances. However, even this distinction is becoming blurred by the increasing importance of IP-Ethernet as a transmission technology, which can operate equally effectively over twisted-pair and fiber media.

        In 2002, the restructuring of the copper products unit continued to focus on the key objective of returning the unit to profitable operation. This was successfully achieved and, in doing so, the parallel worldwide operations of the copper and optical units became more closely integrated and cooperative. Both units are in the business of multimedia distribution and are operating through a network of independent integrators and partners.

RESEARCH AND DEVELOPMENT

	2002	2001	2000
Expenditures on Company sponsored research and development activities	$847,000	$958,000	$1,033,000

        During 2002, the Company invested in the development of several new products. These products will permit us to increase our penetration of the present vertical markets we serve by permitting our customers to increase information throughput at reduced price points. It is anticipated that the new Digital Video (DV) products, both compressed and uncompressed, will gain significant market share due to their extremely high reliability, increased bandwidth/channel capacities, and robust video compression techniques.

        A new network software management card incorporating an Ethernet capability was developed and introduced in 2002. This unit allows remote access to, and management of Optelecom equipment from a customers existing network.

MANUFACTURING PROCESSES

QUALITY ASSURANCE

        Optelecom has established and maintains a Quality Assurance system fully compliant with the requirements of ISO-9001 (an internationally recognized quality system standard for companies that design and manufacture products). All operating segments have received certification to the standard. This certification is re-validated every six months and the company successfully passed audits in January and June of 2002. While all companies have until December 2003 to update from the 1994 version of ISO-9001 to the 2000 version, Optelecom is compliant as 2003 starts (a year ahead of the deadline). In 2002 strategic improvements were made to the manner in which the quality documents were numbered, organized, accessed to simplify usage to comply with the 2000 version of ISO-9001. The Corrective Action process and Quality Council meetings continue to be aggressively utilized to drive continuous improvements.

OPTICAL PRODUCTS

        The Optical Products Unit performs routine and specialized manufacturing, assembly, and product testing functions in our corporate headquarters. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in our business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a limiting factor. During 2002, manufacturing basics was an area of primary focus. This involved correcting, re-evaluating and improving many of the core manufacturing processes.

ELECTRO OPTICS PRODUCTS

        Electro-Optics Group uses custom facilities designed and fabricated by Optelecom for precision wound coil production and contract research and development. Currently, five coil winding machines are employed in satisfying contract winding production requirements.

COPPER PRODUCTS

        The Copper Products Unit now obtains the majority of its products from Optelecom's Engineering and Manufacturing operations, in contrast to previous subcontracting arrangements. It is our intention to maintain this practice. Paragon Audio Visual is registered under the ISO9000 quality standard.

COMPETITION

        The three business segments of Optelecom compete in separate and distinct markets.

OPTICAL PRODUCTS

        This Unit competes with other companies of roughly equal size that have similar resources. The majority of our competitors are privately held companies. We estimate the total market for Optelecom transmission products to be approximately $150 million in 2003. The size of the traffic and security surveillance markets, which represents the largest segment, is estimated to be approximately $60 million worldwide. The competition in these markets has established mature sales channels that allow for continued market penetration in both domestic and international markets. We anticipate that the expansion of Optelecom's sales and distribution channels worldwide will be the basis for sustained growth. The Company expects to increase its share of these expanding markets. In addition, our products contain two technologies that are in limited supply to these markets: the compressed and uncompressed Digital Video products.

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

COPPER PRODUCTS

        Copper Products are applicable within large and small sized companies in the area of CAT5/5e/6 distribution of video, audio and data, where only a small number of companies compete for this specialized market segment. As video applications become increasingly "bandwidth-hungry" there will be pressure to move towards higher-bandwidth media and Paragon is well-positioned to take full advantage of Optelecom's proven products in this area, compared to its "copper-only" competitors who will have a significantly higher "entry barrier" to optical technologies.

SEASONALITY

        Optelecom's products are based on communications equipment technology. As such, seasonality affects our revenues to the extent that normal contracting activities are affected by capital budget seasonality.

PATENTS

        Although Optelecom holds certain patents, our business as a whole is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from other parties.

BACKLOG

        At the end of 2002, the estimated backlog for each business segment was as follows: Optical Products Unit $734,000; Electro Optics Products Unit $1,070,000; Copper Products Unit $11,000. The Company expects to recognize a majority of the backlog as revenue in the first quarter of 2003.

EMPLOYEES

        At December 31, 2002, a total of 61 full-time employees worldwide were employed at Optelecom, including 14 in research, development and engineering, 14 in sales and marketing, 24 in manufacturing and 9 in general management, administration and finance. The number of employees by operating segment is as follows: Optical Products Unit—51; Copper Products Unit—5; Electro Optics—5. We expect a slight increase in headcount over the next 12 months, primarily in the areas of sales, marketing and manufacturing. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees. There can be no assurance that we will be successful in attracting and retaining such personnel. Our employees are not represented by any collective bargaining organization and we consider our employee relations to be good.

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

Fluctuations In Financial Performance

        Optelecom has experienced and may, in the future, continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, but are not limited to, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold and timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls. Therefore, Optelecom's business, financial condition, and operating results could be adversely affected if increased revenues are not achieved.

Dependence On Major Customers

        For the twelve months ended December 31, 2002 approximately 22% of our revenues were accounted for by sales to five commercial customers. This dependence of sales of our products to a few customers continues to diminish. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future product generations, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that Optelecom's current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect Optelecom's business, financial condition and operating results.

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

Competition

        We face intense and increasing competition from a large number of competitors, some of which are larger than Optelecom and have larger product development, research and sales staffs. We believe that the products developed in 2001 and 2002 and the products currently being developed will position us to compete effectively through 2003 and well into 2004. There can be no assurance, however, that our competitors will not develop products that are as, or possibly more, effective than ours. We continuously monitor our competitors' product introductions to evaluate our ability to compete.

Paragon Operations (Copper Products)

        Paragon Audio Visual Ltd. ("Paragon") was acquired in December 1997. The integration was troubled and a great amount of time and resources have been expended to enhance Paragon's operating performance.

        Paragon's management team, which has been in place since the second quarter of 1999, made progress in 2002 in reducing their on-going operating losses, primarily through reduction in operating costs and increasing product margins, largely through the reduction of dependence on subcontract product manufacture. Continued integration with the US office is planned for 2003 with the intention that the Paragon operation will provide enhanced, local support for optical product sales throughout Europe, the Middle East and Africa (EMEA).

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

Future Capital Needs; Uncertainty Of Additional Funding

        Optelecom believes that our existing capital resources, including an existing $2,500,000 bank line-of-credit and future operating cash flows, will generate the funds needed for our long-term cash requirements.

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

Price Volatility In Public Market

        Optelecom's Common Stock currently trades on the NASDAQ Small Cap Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that were unrelated to our operating performance. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of Optelecom or our competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by Optelecom or our competitors, regulatory developments in both the United States and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in our operating and product development results, may have a significant impact on the market price of Optelecom's Common Stock.

Absence Of Dividends; Dilution

        Optelecom has not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Dilution will occur upon the exercise of outstanding stock options and may occur upon future equity financing that could be required to fund operations.

Item 2. PROPERTIES

        During 2002 the Company leased property at 9300 Gaither Road, Gaithersburg, Maryland, located near Washington, DC. This facility has 21,000 square feet of space. The lease expired on August 31, 2002 and the Company negotiated a lease extension through March, 2003. In November 2002, the Company entered into a lease to occupy a new facility located at 12920 Cloverleaf Center Drive, Germantown, Maryland, approximately 8 miles from the current facility. We moved all operations to this new space in March, 2003. The new facility has 30,000 square feet of space, 26,000 of which will be initially occupied by Optelecom, with 4,000 square feet available for sub-leasing. This expansion into a facility specifically designed and fitted to accommodate our current requirements and our anticipated near-term growth needs is expected to improve our ability to serve our customers.

        As part of the 2001 restructuring of Paragon, its facilities were consolidated in a smaller, but superior, facility in Thatcham, England, consisting of approximately 2,100 square feet of office space. Current monthly rent is approximately $2,000. This lease expires in June 2006, and the premises are in good repair, and are adequate for current requirements.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Three items were submitted to a vote of security holders at the Company's Annual Meeting held May 7, 2002. (Reference is made to the Company's Proxy Statement filed March 25, 2002).

Item One: Election of Director

Director One	For	2,276,736	Against	137,898

Item Two: Shareholder Proposal

For	635,295	Against	533,515	Abstain	32,031

Item Three: 2002 Stock Option Plan

For	933,280	Against	182,230	Abstain	85,331

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Optelecom's Common Stock, $0.03 par value (Common Stock) is traded in the over-the-counter market. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the two years ended December 31, 2002 and 2001, respectively. Such quotations do not necessarily reflect actual transactions:

	Bid Price
	High	Low
Quarter Ended
December 31, 2002	$6.50	$4.49
September 30, 2002	6.04	2.25
June 30, 2002	3.40	2.30
March 31, 2002	3.40	2.50
December 31, 2001	3.25	2.15
September 30, 2001	3.01	1.27
June 30, 2001	2.43	1.44
March 31, 2001	3.63	1.75

        There were approximately 618 record holders of the Common Stock as of December 31, 2002.

        Optelecom has not declared any cash dividends to date and does not expect to do so in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to Optelecom's Consolidated Statements of Operations for the fiscal years ended December 31, 2002, 2001 and 2000 with respect to Optelecom's Consolidated Balance Sheets at December 31, 2002 and 2001 are derived from the audited Consolidated Financial Statements of Optelecom, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended December 31, 1999 and 1998 and Consolidated Balance Sheet data at December 31, 1999 and 1998 are derived from Consolidated Financial Statements of Optelecom's not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Revenues, net	$14,908,554	$13,176,919	$10,676,829	$12,636,892	$16,333,749
Net income (loss)	1,644,120	(933,585)	(5,998,852)	(211,359)	(2,811,344)
Basic earnings (loss) per common share	0.58	(0.33)	(2.53)	(0.10)	(1.34)
Diluted earnings (loss) per common share	0.56	(0.33)	(2.53)	(0.10)	(1.34)
Total assets	6,627,223	6,373,679	6,872,492	8,615,614	8,631,948
Long-term obligations	—	69,111	663,642	1,380,575	1,726,672
Stockholders' equity	3,667,833	2,086,557	2,958,998	2,896,620	3,290,632

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2002 versus 2001

        2002 consolidated revenues of $14.9 million were $1.7 million or 13% higher than 2001. Sales increased in the Optical Products and Electro-Optics Units and were lower in the Copper Products Unit. Revenue for the Optical Products Unit increased by $1.9 million or 19%. This increase is attributed to the Company's focus of increasing sales channels both domestically and internationally. Sales to integrators and distributors increased substantially. Electro-Optics revenues increased to $1.2 million in 2002 from $1.1 million in 2001 as a result of expansion of the contract research and development services and the coil winding business. Revenue for the Copper Products Unit decreased by $0.4 million or 17%.

        Gross profit was $8.1 million in 2002 compared to $6.3 million in 2001. This increase of $1.8 million is primarily the result of a higher volume of sales of digital and high resolution products in 2002, which have higher profit margins. Additionally, there was a higher level of sales of lower margin copper products in the year ended December 31, 2001.

        Operating expenses were $6.5 million in 2002 compared to $7.0 million in 2001. This decrease of $0.5 million or 7.6% is primarily due to reductions in spending for engineering personnel, engineering consultants and lower corporate staff expense as a result of the 2002 restructuring of the Copper Products Unit. These reductions in 2002 spending were partially offset by higher selling personnel costs and the increased commissions necessary to support higher sales levels.

        The Company reported net income in 2002 of $1.6 million or $0.56 per diluted share compared to a net loss of $0.9 million or ($0.33) per share in 2001. There was a modest provision for state income tax in 2002 compared to no provision in 2001. The company is currently not paying federal income tax due to the net operating loss carryforwards from prior years.

2001 versus 2000

        2001 consolidated revenues of $13.2 million were $2.5 million or 23.4% higher than 2000. Sales increased in the Optical Products, Electro-Optics and Video Communications Units. Revenue for the Optical Products Unit increased by $1.7 million or 22%. This increase is attributed to the Company's focus of increasing sales channels both domestically and internationally. Sales to integrators, distributors and OEMs increased substantially. Electro-Optics revenues increased to $1.1 million in 2001 from $0.5 million in 2000 as a result of expansion of the contract research and development services and the coil winding business. Revenue for the Copper Products Unit increased slightly by $0.2 million or 8%.

        Gross Profit was $6.3 million in 2001 compared to $4.4 million in 2000. This increase was primarily the result of increased sales volume in 2001, higher material costs in 2000 and the write-off of inventory of $0.7 million during 2000.

        Operating expenses were $7.0 million in 2001 compared to $9.7 million in 2000. This decrease of $2.7 million or 28% is primarily due to the inclusion of $1.9 million of write-down of intangible assets in 2000. In addition, 2001's operating expenses were lower as a result of cost savings from personnel reductions and a reduction in discretionary spending in all areas of the Company.

        The Company reported a net loss in 2001 of $0.9 million or ($0.33) per diluted share compared to a net loss of $6.0 million or ($2.53) per diluted share in 2000. There was no provision for income tax in 2001 compared to a provision of $0.5 million in 2000.

Operating Segments

        Optelecom's products and services are categorized into three operating segments: Optical Products Unit, Electro-Optics Unit and the Copper Products Unit. Prior to 2001, the Company had been reporting the revenues and expenses of the Electro-Optics Unit within the Optical Products Unit. During 2001 it was determined by management that the Electro-Optics business should be reported separately in order to manage the business more effectively. In addition, the Unit that was previously reported as the Video Communications Unit has been renamed the Copper Products Unit to better convey the primary product line of that business unit. The financial results for the three operating segments have been prepared on a basis that is consistent with the manner in which Optelecom management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles.

OPTICAL PRODUCTS UNIT

Optical Products Division	2002	2001	2000
Net Sales	$11,784,552	$9,865,836	$8,120,005
Gross Profit	6,642,956	4,975,122	3,450,872
Total Operating Expense	5,712,658	5,903,893	6,046,908
Operating Income (Loss)	930,298	(928,771)	(2,596,036)

        See Note 13 of the Notes to Consolidated Financial Statements.

        2002 Sales for Optical Products of $11.8 million were 19% or $1.9 million higher than 2001's sales of $9.9 million. This increase is attributed to the Company's focus of increasing sales channels both domestically and internationally. Sales to integrators and distributors increased substantially over the prior year.

        In 2002 the Optical Products Unit continued to experience the benefits of the expansion and re-alignment of its sales and marketing departments. The emphasis that was placed on developing new sales and distribution channels, both domestically and internationally resulted in higher sales in 2002. During 2002, six independent sales representative organizations and nine integrators were added domestically and seven integrators were added in the international marketplace.

        Gross profit during 2002 of $6.7 million, or 56% of sales, was higher than 2001's gross profit of $5.0 million or 50% of sales. The increase of $1.7 million is primarily the result of the higher volume of sales of digital and high resolution products in 2002, which have higher profit margins.

        Operating expenses were $5.7 million in 2002, a slight decrease of $0.2 million from 2001. Sales and marketing costs increased $0.5 million over 2001, primarily due to higher commissions as a result of higher sales levels. Engineering costs decreased $0.3 million, primarily due to the savings realized from lower staff costs and reductions in the costs of engineering consultants during 2002. General and administrative costs decreased $0.4 million from $3.1 million in 2001 to $2.7 million in 2002. Cost reductions are primarily attributed to the reductions in facility costs, consulting expenses and other discretionary administrative spending.

ELECTRO-OPTICS UNIT

	2002	2001	2000
Net Sales	$1,242,783	$1,052,631	$472,225
Gross Profit	598,189	427,587	188,573
Total Operating Expense	—	—	—
Operating Income	598,189	427,587	188,573

        See note 13 of the Notes to Consolidated Financial Statements

        Electro-Optics sales of $1.2 million were $0.2 million higher than 2001. The increase is primarily attributable to the increased unit sales of the coil winding division while the contract research and development portion of the business was practically unchanged from 2001 to 2002. Operating income for 2002 improved slightly as compared to 2001 due to higher sales and cost savings pertaining to direct materials and outside consulting.

COPPER PRODUCTS UNIT

	2002	2001	2000
Net Sales	$1,881,218	$2,258,452	$2,084,599
Gross Margins	857,391	859,683	728,839
Total Operating Expenses	773,759	1,113,697	1,485,561
Operating Income (Loss)	83,632	(254,014)	(756,722)

        The Copper Products Unit is comprised of Paragon AV. Sales in 2002 of $1.9 million were 17% lower than 2001's sales of $2.3 million. The lower sales of 2002 are primarily attributable to reduced demand by financial institutions. The gross margin percentage increased to 46% in 2002 from 38% in 2001. This increase in gross margin in 2002 is due to a lower amount of third party components which have lower gross margins than internally manufactured products.

        Operating expenses in 2002 were $0.8 million compared to $1.1 million in 2001. This decrease of $0.3 million, or 31% from 2001 operating expense levels is due to reductions in staff and lower sales and marketing and administrative expenses.

OTHER INCOME (EXPENSE)

	2002	2001	2000
Interest expense—line of credit	$(77,442)	$(114,293)	$(98,133)
Interest expense—long term notes / other	(13,422)	(75,235)	(168,246)
Other income (expense)	139,540	(11,141)	93,466
Amortization of intangibles & goodwill	—	—	(284,804)
Write-down of intangible assets	—	—	(1,925,513)

Total other income (expense)	48,676	(200,669)	(2,383,230)

        Other income (expenses) totaled $0.5 million in 2002 compared to ($0.2 million) in 2001. Total interest expense was $0.09 million in 2002 compared to $0.19 million in 2001. Interest expense for 2002 decreased as result of paying down the principal on the line-of-credit and the long-term note and a reduction in the interest rate. In 2002 the average borrowing under the line-of-credit was $1.18 million compared to an average of $1.27 million in 2001. The interest rate averaged 6.59% in 2002 compared to 8.52% in 2001. Other income in 2002 relates to a refund of federal income taxes paid in a prior year.

Impact of Inflation

        Inflation has not had any significant effect on the operations of the Company during 2002, and we do not expect it to have any significant effect during 2003.

FINANCIAL CONDITION

        The Company's Stockholders' equity increased from $2.1 million in 2001 to $3.7 million in 2002. The net income and consequent decrease in accumulated deficit of $1.6 million was accompanied by a small increase of $105,153 in common stock and paid-in-capital, due to the exercise of stock options and purchase of shares pursuant to the employee stock purchase plan.

        Other key components of Optelecom's financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt. The Company's current ratio has increased to 1.98 at December 31, 2002 compared to 1.30 at December 31, 2001. This increase is attributed primarily to the decrease in the Company's accounts payable and bank line of credit. Accounts receivable increased this year from $2.5 million in 2001 to $3.2 million at December 31, 2002. A significant factor in this increase was relatively large shipments late in 2002. The Company has improved its collection process which has resulted in a reduction in days sales outstanding from 68 at December 31, 2001 to 59 at December 31, 2002.

        Inventory decreased from $2.8 million at December 31, 2001 to $2.5 million at December 31, 2002 primarily due to a decrease in production materials inventory. At the end of the year ended December 31, 2001, the Company increased its inventory of electronic optical components in response to the increasing demand for such components in anticipation of industry wide shortages. During the year ended December 31, 2002, as a result of the lessening of exposure to component shortages, we were able to focus on stocking material at subassembly and finished good levels. This resulted in our ability to service our customer's requirements in less time while benefiting from lower investment in overall inventories.

        The following chart shows the composition of inventory for the past three years, with Paragon inventory included in finished goods:

	2002	2001	2000
Production Materials (net of allowance for obsolescence)	$1,063,890	$1,712,650	$821,688
Work in Process	210,637	278,731	344,694
Finished Goods	1,178,674	804,267	636,310

TOTAL	$2,453,201	$2,795,648	$1,802,692

        In 2002, fixed asset additions were $0.12 million, compared to $0.09 million in 2001 and $0.37 million in 2000. The Company has adopted a conservative policy on capital purchases over the past two years in its effort to curtail spending and improve profitability.

        The Company's current liabilities decreased $1.2 million from $4.2 million in 2001 to $3.0 million in 2002 primarily as a result of a decrease of $1.1 million in the bank line-of-credit payable and $0.5 million in the notes payable balance. Accounts payable decreased $0.3 million from 2001 to 2002. These decreases were partially offset, however, by an increase of $0.2 million in commissions payable and $0.3 million in other current liabilities.

        Long term debt was eliminated as a result of paying off the remaining balance on the term loan associated with the Paragon acquisition in 1997 and the Economic Development Loan during the year ended December 31, 2002. In addition, the balance in deferred rent liability was eliminated due to the completion of the lease term on the Company's U.S. office space.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $1.8 million in 2002 compared to $0.3 million used in operating activities in 2001. After adding back adjustments such as depreciation and amortization and deferred rent to reconcile the net income / loss to net cash provided by / used in operating activities, the net cash provided was $2.0 million in 2002 compared to net cash usage of $0.6 million in 2001. This represents a substantial improvement over the prior year results. Working capital used in operating activities was $0.2 million in 2002. The net working capital usage was due to increases of $0.7 million in accounts receivable and a decrease of $0.3 million in accounts payable. These changes were offset by a net increase in commissions payable and other current liabilities of $0.5 million.

        Cash used in investing activities in 2002 increased slightly to $0.12 million compared to $0.09 million in 2001. The Company engaged in continued cost containment during 2002 as reflected in its modest level of capital expenditures.

        During 2002, the Company used $1.5 million in financing activities compared to $0.2 million provided by financing activities during 2001. The Company was successful in completely paying off ($0.5 million) its short and long-term notes and long-term capital leases. In addition, cash used in financing activities resulted from a reduction in net borrowings on the bank line-of-credit of $1.1 million compared to the prior years net increase in borrowings on the bank line-of-credit of $1.0 million. Additionally, proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan totaled $0.1 million during 2002.

        Prior to September 30, 2002 Optelecom had a revolving credit agreement with a bank whereby it could borrow up to $1.7 million with interest at the bank's prime rate plus 1.5%. The total amount of potential borrowings at any given time were based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory. This bank line-of-credit expired September 5, 2002. The bank provided an extension until September 30, 2002.

        Under a new banking facility, Optelecom has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $2.25 million under our existing bank line-of- credit as of December 31, 2002. This facility consists of two components: (a) a demand working capital line of credit which will enable the Company to borrow up to the lesser of $1.75 million or the borrowing base; and (b) a $500,000 transaction specific revolving demand export line of credit for short-term financing. The amount available will be the lesser of $500,000 or the borrowing base. The Company's borrowing base under the first facility equals the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000. The Company's borrowing base under the second facility equals the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States ("Ex-Im Bank") under Ex-Im Bank's Working Capital Guarantee Program. Both facilities carry interest at the rate of PRIME plus 1.25%, floating.

        Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was not in violation of any of these covenants at December 31, 2002.

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

        The following are our contractual obligations associated with debt obligations and lease commitments:

	2003	2004	2005	2006	2007
Operating leases (1)	$525,263	$502,362	$515,029	$510,438	$511,024
Capital leases (2)	1,006	—	—	—	—

Totals	$526,269	$502,362	$515,029	$510,438	$511,024

(1)
Operating leases include our office space in the U.S. and the U.K. Total rental expense under these leases for fiscal year 2002 was $263,342.

(2)
Capital lease obligations relate to computer and test equipment.

NEW ACCOUNTING STANDARDS

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of "(SFAS 121), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. SFAS 144 is effective for the Company beginning December 15, 2002. The Company does not expect the provisions of SFAS 144 to have a material impact on its financial position, results of operations or liquidity.

        In June 2002, the FASB issued Statement of Financial Accounting Standard Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies previous accounting guidance and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or liquidity.

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

        We consider certain accounting policies related to revenue recognition, valuation of accounts receivable, inventory and stock-based compensation to be critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K.

        Revenue Recognition—Revenue from commercial sales is recognized when product is shipped and accepted. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Optelecom follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred.

        Allowance for Doubtful Accounts—Optelecom maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of Optelecom's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Inventories—Production materials are valued at the lower of cost or market applied on a standard cost basis. Work-in-process represents direct labor, materials, and overhead incurred on products not delivered to date. Finished goods inventories are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis. Optelecom writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Stock-based Compensation—We account for stock-based compensation in accordance with Accounting Principles Board Opinion (ABP) NO. 25 "Accounting for Stock Issued to Employees" using the intrinsic value method. Accordingly, we do not recognize any stock compensation expense related to the granting of stock options with an exercise price equal to the fair value of our stock. We do not recognize stock compensation expense relating to the granting of stock options when the exercise price is deemed to be less than the fair market value of our stock and, also, when we issue restricted stock to employees. In our financial statements, we have made pro forma disclosures required by SFAS No. 148 "Accounting for Stock Based Compensation"using the fair value method.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the twelve months ended December 31, 2002 and 2001. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company's foreign subsidiary, Paragon. The Company believes this risk is immaterial.

        Optelecom currently has a bank line-of-credit with aggregate maximum borrowings totaling approximately $0.6 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to another 100 basis points to the current prime rate, for example, would have increased our consolidated interest by approximately $12,000 for the twelve months ended December 31, 2002. Optelecom has not entered into any hedging arrangements with respect to the interest obligations under these lines of credit.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OPTELECOM, INC.

Consolidated Financial Statements as of December 31, 2002 and 2001, and the
Three Years in the period ended December 31, 2002, and Independent Auditors' Reports

OPTELECOM, INC.

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Optelecom, Inc.
Gaithersburg, Maryland

        We have audited the accompanying consolidated balance sheet of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14 for the year ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG, LLP

McLean, Virginia
February 14, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Optelecom, Inc.
Gaithersburg, Maryland

        We have audited the accompanying consolidated balance sheets of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years ended December 31, 2001. Our audits also included the financial statement schedule as of December 31, 2001 and for each of the two years ended December 31, 2001 listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for each of the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 8, 2002

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,988	$58,869
Accounts and contracts receivable, net	3,164,721	2,478,045
Inventories, net	2,453,201	2,795,648
Prepaid expenses and other current assets	182,900	137,398

Total current assets	5,848,810	5,469,960
Property and equipment, net	522,983	774,351
Restricted certificate of deposit	129,368	129,368
Other assets	126,062	—

TOTAL ASSETS	$6,627,223	$6,373,679

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$971,416	$1,247,083
Other current liabilities and accrued payroll	1,410,889	786,280
Bank line-of-credit payable	576,079	1,675,865
Current portion of leases payable	1,006	19,673
Current portion of notes payable	—	489,110

Total current liabilities	2,959,390	4,218,011

Notes and leases payable	—	36,000
Deferred rent liability	—	33,111

Total liabilities	2,959,390	4,287,122

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.03 par value — shares authorized, 15,000,000; issued and outstanding, 2,877,891 and 2,833,321 shares as of 2002 and 2001, respectively	86,336	85,000
Discount on common stock	—	(11,161)
Additional paid-in capital	10,152,729	10,048,911
Deferred compensation	—	(6,432)
Foreign currency translation	41,538	227,129
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(5,347,723)	(6,991,843)

Total stockholders' equity	3,667,833	2,086,557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,627,223	$6,373,679

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000
Revenues	$14,908,554	$13,176,919	$10,676,829
Cost of goods sold	6,810,017	6,903,386	6,319,686

Gross profit	8,098,537	6,273,533	4,357,143
Operating expenses:
Engineering	1,145,532	1,451,913	1,734,517
Selling and marketing	2,605,130	2,423,415	2,148,635
General and administrative	2,735,756	3,142,262	3,649,317
Amortization of intangibles and goodwill	—	—	284,804
Write-down of intangible assets	—	—	1,925,513

Total operating expenses	6,486,418	7,017,590	9,742,786
Income (loss) from operations	1,612,119	(744,057)	(5,385,643)
Other income (expense):
Interest expense, net	(90,864)	(189,528)	(266,379)
Other income	139,540	—	104,607

Total other income (expense)	48,676	(189,528)	(161,772)
Income (loss) before income taxes	1,660,795	(933,585)	(5,547,415)
Provision for income taxes	16,675	—	451,437

Net income (loss)	$1,644,120	$(933,585)	$(5,998,852)

Foreign currency translation	(185,591)	24,233	194,992

Comprehensive income (loss)	$1,458,529	$(909,352)	$(5,803,860)

Basic earnings (loss) per share	$0.58	$(0.33)	$(2.53)

Diluted earnings (loss) per share	$0.56	$(0.33)	$(2.53)

Weighted average common shares outstanding—basic	2,850,587	2,825,651	2,373,271

Weighted average common shares outstanding—diluted	2,940,026	2,825,651	2,373,271

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000
Cash Flows From Operating Activities
Net income (loss)	$1,644,120	$(933,585)	$(5,998,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	360,927	425,125	682,918
Write-down of intangible assets	—	—	1,925,513
Loss (gain) on disposal of equipment	8,110	(294)	59,155
Write off discount on common stock	11,161	—	—
Deferred taxes	—	—	419,773
Accounts receivable provision	54,697	49,982	(66,725)
Inventory provision	(48,704)	92,833	(151,411)
Stock based compensation	6,432	2,102	3,221
Change in assets and liabilities:
Accounts and contracts receivable	(741,373)	943,740	(1,176,316)
Inventories	391,151	(1,085,789)	242,874
Prepaid expenses and other assets	(45,502)	(26,317)	375,221
Restricted certificates of deposit	—	(129,368)	—
Other assets	(126,062)	144,691	(26,299)
Accounts payable	(275,667)	189,788	(222,953)
Other current liabilities and accrued payroll	624,609	58,589	156,508
Deferred rent	(33,111)	(44,568)	(37,979)

Net cash provided by (used in) operating activities	1,830,788	(313,071)	(3,815,352)

Cash Flows From Investing Activities
Proceeds from sale of equipment	5,841	—	9,200
Capital expenditures	(123,510)	(90,849)	(368,167)

Net cash used in investing activities	(117,669)	(90,849)	(358,967)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	11,406,756	12,406,384	8,141,096
Payments on bank line-of-credit payable	(12,506,542)	(11,399,055)	(9,172,560)
Payments on notes payable and capital leases	(543,777)	(837,510)	(669,612)
Proceeds from issuance of common stock	64,226	33,809	4,819,316
Proceeds from exercise of stock options	40,928	1,000	1,043,701

Net cash (used in) provided by financing activities	(1,538,409)	204,628	4,161,941

Effect of currency translations	(185,591)	24,233	194,992
Net (decrease) increase in cash and cash equivalents	(10,881)	(175,059)	182,614
Cash and cash equivalents—beginning of period	58,869	233,928	51,314

Cash and cash equivalents—end of period	$47,988	$58,869	$233,928

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$105,895	$186,287	$264,234

Cash paid during the year for income taxes	$—	$—	$3,500

Supplemental information on non-cash investing and financing activities:
Capital lease obligations incurred for new equipment	$4,800	$—	$—

See notes to consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Number of Shares	Common Stock	Discount on Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
BALANCE, JANUARY 1, 2000	1,993,885	$59,817	$(11,161)	$4,202,544	$(38,031)	$(59,406)	$7,904	$(1,265,047)	$2,896,620
Common stock raised through equity	640,000	19,200	—	4,800,116	—	—	—	—	4,819,316
Common stock raised through exercise of options/stock awards	175,840	5,275	—	1,038,426	—	—	—	—	1,043,701
Stock based compensation	—	—	—	—	3,221	—	—	—	3,221
Foreign currency translation	—	—	—	—	—	—	194,992	—	194,992
Forfeiture of stock options	—	—	—	(7,948)	7,948	—	—	—	—
Net loss	—	—	—	—	—	(5,998,852)	—	—	(5,998,852)

BALANCE, DECEMBER 31, 2000	2,809,725	84,292	(11,161)	10,033,138	(26,862)	(6,058,258)	202,896	(1,265,047)	2,958,998
Common stock issued from exercise of options	500	15	—	985	—	—	—	—	1,000
Common stock issued from employee stock purchase plan	23,096	693		33,116	—	—	—	—	33,809
Foreign currency translation	—	—	—	—	—	—	24,233	—	24,233
Stock based compensation	—	—	—	—	14,682	—	—	—	14,682
Forfeiture of stock options	—	—	—	(18,328)	5,748	—	—	—	(12,580)
Net loss	—	—	—	—	—	(933,585)	—	—	(933,585)

BALANCE, DECEMBER 31, 2001	2,833,321	85,000	(11,161)	10,048,911	(6,432)	(6,991,843)	227,129	(1,265,047)	2,086,557
Common stock issued from exercise of options	25,420	761	—	63,465	—	—	—	—	64,226
Common stock issued from employee stock purchase plan	19,150	575		40,353	—	—	—	—	40,928
Foreign currency translation	—	—	—	—	—	—	(185,591)	—	(185,591)
Stock based compensation	—	—	—	—	6,432	—	—	—	6,432
Write off discount on stock	—	—	11,161	—	—	—	—	—	11,161
Net income	—	—	—	—	—	1,644,120	—	—	1,644,120

BALANCE, DECEMBER 31, 2002	2,877,891	$86,336	$—	$10,152,729	$—	$(5,347,723)	$41,538	$(1,265,047)	$3,667,833

See notes to consolidated financial statements.

OPTELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Property, Equipment, and Depreciation—Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the assets, whichever is shorter.

        Impairment of Long-Lived Assets—The Company periodically reviews the carrying value of long-lived assets including intangible assets, goodwill and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In 2000, the Company wrote off all unamortized intangibles and goodwill.

        Research and Development Costs—Research and development costs are expensed as incurred as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $847,000, $958,000 and $1,033,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Income Taxes—The Company accounts for income taxes using the asset and liability approach as defined by FASB No. 109. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities based on expected tax rates at the point the items are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to account for stock-based compensation using either the provisions of SFAS No. 123 or the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based employee compensation in accordance with APB No. 25. Stock-based compensation related to options granted to nonemployees is accounted for using the fair value method in accordance with the SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        The following table illustrates the effect on net income (loss) attributable to common stockholders and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2002	2001	2000
Net income (loss):
As reported	$1,644,120	$(933,585)	$(5,998,852)
Pro forma	$1,468,682	$(1,075,641)	$(6,168,884)
Basic earnings (loss) per share:
As reported	$0.58	$(0.33)	$(2.53)
Pro forma	$0.52	$(0.38)	$(2.60)

        The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

        The weighted-average fair value of options granted during 2002, 2001, and 2000 was $3.15, $1.67 and $4.52, respectively. The fair value of each option is estimated on the date of grant using the minimum value option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected stock price volatility	129%	118%	156%
Risk-free interest rate	2.39%	3.99%	5.06%
Average expected life	4 years	4 years	3 years

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

        Fair Value of Financial Instruments—The fair value of the Company's trade receivables, trade payables and the revolving credit agreement approximate their carrying amount because of the short maturity of these instruments.

        Presentation—Certain amounts from prior years have been reclassified to conform to the current year presentation.

2.    ACCOUNTS AND CONTRACTS RECEIVABLE

        Accounts and contracts receivable consisted of the following at December 31:

	2002	2001
Accounts and contracts receivable	$3,321,160	$2,579,787
Less: Allowance for doubtful accounts	(156,439)	(101,742)

	$3,164,721	$2,478,045

3.    INVENTORIES

        Inventories consisted of the following at December 31:

	2002	2001
Production materials	$1,367,886	$2,065,350
Work in process	210,637	278,731
Finished goods	1,178,674	804,267
Allowance for obsolescence	(303,996)	(352,700)

Net	$2,453,201	$2,795,648

4.    INTANGIBLE ASSETS AND GOODWILL

        In 2000, Optelecom determined that the intangible assets associated with Paragon Audio Visual, Ltd., were impaired under the requirements of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The value of the technology originally purchased from Paragon was determined to have no future value to Optelecom. In addition, Paragon was marketing the new products to a different client base. Therefore the old customer list had no future value. The Paragon Audio Visual, Ltd. company name had value in the marketplace only by being associated with Optelecom, Inc. and the new products and client base it was serving. As such, the value of the name had no future value to Optelecom. In 2000, the remaining balance of these intangibles assets of $1.7 million was written off.

        Furthermore, as a result of the impairment of the intangible assets and the value of the other assets originally acquired, the excess value assigned over the purchase price associated with goodwill was also impaired. Also in 2000, the remaining balance of goodwill of $0.2 million was written off.

5.    PROPERTY AND EQUIPMENT

        Property and equipment at December 31 consisted of the following:

	2002	2001
Laboratory equipment	$1,362,570	$1,288,484
Office equipment	1,894,916	1,863,661
Furniture and fixtures	75,018	67,845
Leasehold improvements	572,449	570,153
Motor vehicles	—	17,410

	3,904,953	3,807,553
Less accumulated depreciation and amortization	(3,381,970)	(3,033,202)

Net property and equipment	$522,983	$774,351

        Assets under capital leases are included in the above categories and consist of the following:

	2002	2001
Laboratory equipment	$85,171	$80,371
Office equipment	63,437	63,437

	148,608	143,808
Less accumulated amortization	(95,273)	(75,507)

Net assets under capital leases	$53,335	$68,301

        Depreciation expense was $360,927 and $425,125 for the years ended December 31, 2002 and 2001, respectively.

6.    OTHER CURRENT LIABILITIES AND ACCRUED PAYROLL

        Other current liabilities and accrued payroll at December 31 consisted of the following:

	2002	2001
Accrued payroll	$255,096	$188,562
Commissions payable	369,197	144,018
Accrued expenses	337,635	377,698
Other current liabilities	448,961	76,002

Other current liabilities and accrued payroll	$1,410,889	$786,280

7.    INCOME TAXES

        The Company has established a full valuation allowance against the deferred tax assets in accordance with FASB No. 109. Due to the recent tax losses, the Company determined that it could not conclude that realization of the deferred tax assets was more likely than not and that a valuation allowance was needed for the entire deferred tax assets.

        At December 31, 2002, Optelecom has tax effected net operating loss carryforwards available to offset future taxable income of approximately $1.19 million. These carryforwards begin to expire in the year 2019. The Company also has carryforwards available for alternative minimum tax purposes, which do not differ significantly from regular net operating loss carryforwards. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50%. The effects of potential ownership changes, if any, have not been analyzed by the Company.

        The components of the expense (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

	2002	2001	2000
Current	$16,675	$—	$(54,110)
Deferred	(1,218,437)	(215,543)	(2,113,315)
Valuation allowance	1,218,437	215,543	2,618,862

	$16,675	$—	$451,437

        The difference between the federal income tax expense (benefit) and the amount computed applying the statutory federal income tax rate are summarized as follows for the years ended December 31:

	2002	2001	2000
Federal income tax benefit at statutory rates	(34.0%)	(34.0%)	(34.0%)
(Reduction) increase of taxes:
State taxes, net of federal benefit	(3.3)	(2.6)	(4.3)
Valuation allowance related to net deferred tax assets	45.1	17.1	47.2
Income of foreign subsidiary	(7.8)	15.5	(0.1)
Net operating loss carryback	—	—	—
Equity adjustment related to litigation settlement	—	—	—
Foreign sales commission	—	—	—
Life insurance	—	4.2	—
Other	1.1	(0.2)	(0.7)

Effective income tax rate	1.1%	0.0%	8.1%

        Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows:

	2002	2001
Deferred tax assets:
Excess book depreciation	$100,120	$75,775
Inventory	92,905	231,464
Accrued vacation	50,321	41,500
Deferral of rent expense	—	12,582
Foreign	—	198,061
Bad debt reserve	57,319	34,526
Other	121,501	47,103
Net operating loss	1,193,802	2,193,394

Gross deferred tax assets	1,615,968	2,834,405
Less: valuation allowance	(1,615,968)	(2,834,405)

Net deferred tax assets	$—	$—

8.    NOTES PAYABLE TO BANK

        Prior to September 30, 2002, Optelecom had a revolving credit agreement with a bank whereby it could borrow up to $1,700,000 with interest at the bank's prime rate plus 1.5%. The total amount of potential borrowings at any given time were based on the sum of a percentage of certain eligible accounts receivable plus a percentage of qualifying inventory. This bank line-of-credit expired September 30, 2002.

        On September 30, 2002, the Company signed an agreement with a different bank to establish a new line-of-credit. The agreement is comprised of two separate facilities.

        The first facility is a demand working capital line of credit which enables the Company to borrow up to the lesser of $1.75 million or the borrowing base. The borrowing base equals the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000. In January 2003 this facility was increased from $1.75 million to $2.0 million. Additionally, a $255,000 sublimit was established for the issuance of a standby letter of credit for collateral rent support related to the new office lease.

        The second facility is a $500,000 transaction specific revolving demand export line of credit for short-term financing. The amount available is the lesser of $500,000 or the borrowing base. The borrowing base equals the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States ("Ex-Im Bank") under Ex-Im Bank's Working Capital Guarantee Program.

        Both facilities carry interest at the rate of PRIME plus 1.25%, floating, which was 5.5% at December 31, 2002.

        The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at December 31, 2002.

        The Company had a promissory note agreement with a bank that was collateralized by substantially all the assets and contracts of the Company. The original note principal was $2,500,000 and was payable in monthly installments of $62,500 through August 2002, with interest payable monthly at the rate of prime plus 1%. The principal balance as of December 31, 2001 was $465,110 and $0 as of December 31, 2002.

        In December 1998, the Company received a loan of $60,000 from the Economic Development Fund of Montgomery County, Maryland to maintain or establish jobs and an economic presence in Montgomery County, Maryland. The entire principal balance of $60,000 was paid during 2002, resulting in no future obligations.

9.    COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company's operating lease for the corporate office and manufacturing facilities expired August 31, 2002 and the Company negotiated a lease extension through March, 2003. In November 2002, the Company entered into a lease to occupy a new facility located in Germantown, Maryland. As an inducement to enter the new lease, the Company received certain incentives such as rent abatement. Additionally, the lease provides for scheduled rent increases. These lease incentives will be amortized over the lease period. Rent expense is being recognized on a straight-line basis.

        Paragon has leases for office and sales facilities, which expire in June, 2006.

        As of December 31, 2002, future net minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year Ended December 31:
2003	$525,263
2004	502,362
2005	515,029
2006	510,438
2007	511,024
Thereafter	3,196,268

$5,760,384

        Rental expense was $263,642, $261,627 and $269,228 in 2002, 2001and 2000, respectively.

        During 2002 and 2001, Optelecom leased office and laboratory equipment and a motor vehicle. These leases have terms ranging from one to five years and were recorded as operating and capital leases. The future minimum payments under these leases are $42,200.

        Legal Proceedings—From time to time, Optelecom is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report Optelecom is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, financial condition or results of operations.

10.  EARNINGS (LOSS) PER SHARE

        Reconciliation of the numerator and denominator for earnings per common share and diluted earnings per common share are shown below.

	2002	2001	2000
Basic Earnings (Loss) Per Share:
Earning (loss) available to common stockholders	$1,644,120	$(933,585)	$(5,998,852)

Weighted average common shares outstanding	2,850,587	2,825,651	2,373,271

Basic earnings (loss) per share	$0.58	$(0.33)	$(2.53)

Diluted Earnings Per Share:
Earning (loss) available to common stockholders	$1,644,120	$(933,585)	$(5,998,852)

Diluted Shares	2,940,026	2,825,651	2,373,271

Diluted earnings (loss) per share	$0.56	$(0.33)	$(2.53)

        The diluted share base for the years ending December 31, 2001 and 2000 excludes incremental shares of 5,486 and 391,687 due to their anti-dilutive effect as a result of the company's net losses in 2001 and 2000.

11.  STOCKHOLDERS' EQUITY

        Stock Placement—In 2000, Optelecom financed its cash requirements from operations of $3.8 million through cash generated from financing activities, primarily through the sale of its common stock. Total proceeds from the issuance of common stock was $4.8 million. As part of a private transaction, warrants to purchase an additional 40,000 shares of Optelecom's common stock, $.03 par value shares, were issued. Additionally, proceeds from the exercise of stock options were $1.0 million. During 2001 and 2002, proceeds from the exercise of stock options were $1,000 and $40,928, respectively.

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

        Stock Options—The 2000 Nonqualified Employee Stock Option Plan which was terminated and rolled into the 2002 Incentive Stock Option Plan provided for up to 300,000 shares available for grant. The exercise price of each option was the fair market value of the stock at the grant date. Options are exercisable after one year from the date of grant and in equal increments over four years. Options expire five years from the date of grant and, in most cases, upon termination of employment.

        The 2002 Incentive Stock Option Plan provides for up to 276,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to, the Company. There were 245,500 options available for future grant at December 31, 2002.

        The exercise price of each option is the fair market value of the stock at the grant date. Options are 25% exercisable at the grant date and in equal increments over three years. Options expire five years from the date of grant and, in most cases, upon termination of employment.

        In March 1999, as part of the 1991 Stock Option Plan, the Company established an employee incentive stock option plan, granting certain employees options at a set price dependent upon reaching incentive goals during the year. The number of options granted was determined at year-end and was based on a measurement of the goals achieved. This plan is accounted for as a variable stock compensation plan and deferred compensation expense is calculated based on the difference in the price of the stock at the grant date compared to the price of the stock at the measurement date. The deferred compensation is expensed over four years, the vesting period of the stock awards. The total deferred compensation expense under this plan was $97,515 of which $6,432 was expensed in 2002 and $14,682 was expensed in 2001. Options valued at $18,328 were forfeited due to employees leaving the employment of Optelecom during 2001.

        A summary of stock option activity for the Non-qualified Employee and Incentive Stock Option Plans during the years ended December 31 is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	176,801	$4.37	293,937	$4.55	326,576	$4.83
Granted	39,700	3.95	42,800	2.06	88,900	4.86
Exercised	16,169	2.36	500	2.00	99,340	5.35
Canceled	35,394	7.79	159,436	4.17	22,199	2.99

Outstanding, end of year	164,938	$3.72	176,801	$4.37	293,937	$4.55

Exercisable options, December 31	82,971	$4.05	84,641	$5.45	94,093	$4.81

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.44 to $2.38	49,683	2.30	$1.99	27,244	$2.10
$2.39 to $3.25	45,252	2.89	2.90	19,623	2.95
$3.38 to $5.50	43,953	2.69	4.07	19,854	4.09
$5.59 and above	26,050	2.53	7.84	16,250	8.60

	164,938	2.60	$3.72	82,971	$4.05

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

        A summary of stock option activity for the Non-qualified Director Plan during the year ended December 31 is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	83,000	$3.68	57,750	$4.55	104,250	$5.48
Granted	17,000	3.74	26,750	2.32	30,000	6.38
Exercised	8,750	2.98	—	—	76,500	6.53
Canceled	—	—	1,500	3.50	—	—

Outstanding, end of year	91,250	$3.85	83,000	$3.68	57,750	$4.55

Exercisable options, December 31	91,250	$3.85	83,000	$3.68	57,750	$4.55

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.75 to $2.41	36,250	3.01	$2.22	36,250	$2.22
$2.50 to $3.63	24,250	2.79	2.91	24,250	2.91
$3.67 to $5.87	24,000	2.98	4.63	24,000	4.63
$8.38 and above	6,750	2.15	13.25	6,750	13.25

	91,250	2.88	$3.85	91,250	$3.85

12.  EMPLOYEE BENEFIT PLANS

        The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of four years from the date of entry into the plan (date of employment). Under the plan, the Company's contribution is determined annually by the Board of Directors and is funded as accrued. There was no profit-sharing expense for 2002, 2001 and 2000.

        The Company has established a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company's full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $59,036, $69,127 and $67,199 in 2002, 2001, and 2000, respectively.

        In 1980, the Company adopted an employee cash/stock bonus plan for which 12,500 shares of the Company's common stock have been set aside to be issued to employees at the discretion of management. During 2002, 2001 and 2000, no shares were issued under the plan. In the aggregate, 4,320 shares have been issued under the plan.

13.  SEGMENT INFORMATION

        Optelecom manages its operations by three segments: the Optical Products Division which develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients, the Electro-Optics Division which is focused on Interferometric Fiber Optic Gyro coils, and the Copper Products Division which is focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium. The Copper Products Division was previously named the Video Communications Unit. These divisions reflect management's internal reportable information analysis and approximates Optelecom's strategic business units' financial results reported before income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior year information has been presented to reflect the new segments. The Company accounts for intersegment revenues at current market prices. Optelecom does not allocate income taxes, interest or other corporate expenses to segments.

	Year ended December 31, 2002
	Optical Products Division	Electro- Optics Division	Copper Products Division	Corporate and Other	Total
Revenues	$11,956,060	$1,242,783	$1,881,219	$—	$15,080,062
Intersegment revenues	(171,508)	—	—	—	(171,508)

Total revenues	11,784,552	1,242,783	1,881,219	—	14,908,554
Depreciation and amortization	338,958	—	21,969	—	360,927
Operating income	930,298	598,189	83,632	—	1,612,119
Assets	6,527,441	—	(56,141)	155,923	6,627,223
Capital expenditures	116,618	—	6,893	—	123,511
	Year ended December 31, 2001
	Optical Products Division	Electro- Optics Division	Copper Products Division	Corporate and Other	Total
Revenues	$10,293,125	$1,052,631	$2,258,452	$—	$13,604,208
Intersegment revenues	(427,289)	—	—	—	(427,289)

Total revenues	9,865,836	1,052,631	2,258,452	—	13,176,919
Depreciation and amortization	401,206	—	23,919	—	425,125
Operating (loss) income	(928,771)	427,587	(254,014)	11,141	(744,057)
Assets	5,927,436	—	372,765	73,478	6,373,679
Capital expenditures	80,913	—	9,936	—	90,849
	Year ended December 31, 2000
	Optical Products Division	Electro- Optics Division	Copper Products Division	Corporate and Other	Total
Revenues	$8,209,473	$472,225	$2,084,599	$—	$10,766,297
Intersegment revenues	(89,468)	—	—	—	(89,468)

Total revenues	8,120,005	472,225	2,084,599	—	10,676,829
Depreciation and amortization	375,535	—	22,579	284,804	682,918
Write-off intangibles	—	—	—	1,925,513	1,925,513
Operating (loss) income	(2,596,036)	188,573	(756,722)	(2,221,458)	(5,385,643)
Assets	6,419,845	—	993,918	(541,271)	6,872,492
Capital expenditures	368,167	—	—	—	368,167

        Reconciliation of operating profit by segment to net income before provision of income taxes:

	2002	2001	2000
Operating income (loss) by segment	$1,612,119	$(744,057)	$(5,385,643)
Interest expense—line of credit	(77,442)	(114,293)	(98,133)
Interest expense—long term notes	(13,422)	(75,235)	(168,246)
Other income (expense)	139,540	—	104,607

Total other income (expense)	48,676	(189,528)	(161,772)
Income (loss) before provision for income taxes	$1,660,795	$(933,585)	$(5,547,415)

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

14.  QUARTERLY INFORMATION (UNAUDITED)

        The following are the unaudited results of operations for the fiscal years ended December 31:

	March 31	June 30	September 30	December 31
	(amounts in thousands except per share data)
2002:
Revenues	$3,306	$3,328	$3,726	$4,549
Gross profit	1,750	1,856	2,169	2,324
Operating income	232	251	533	596
Net income	204	225	515	700
Earnings per share	$0.07	$0.08	$0.18	$0.25
2001:
Revenues	$3,055	$2,573	$3,810	$3,739
Gross profit	1,297	1,041	1,678	2,258	*
Operating (loss) income	(670)	(729)	245	410
Net (loss) income	(724)	(783)	199	374
(Loss) income per share	$(0.26)	$(0.28)	$0.07	$0.13

*
includes approximately $150,000 attributable to an inventory adjustment recorded during the fourth quarter that is attributable to prior quarters.

15.  SIGNIFICANT CUSTOMERS AND FOREIGN EXPORTS

        Optelecom does most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 2002, five commercial customers accounted for a total of 22% of sales, with the largest customer accounting for 7% and the next two largest customers accounting for 6% and 4%, respectively. No other customers accounted for more than 5% of sales. In 2001, one commercial customer accounted for 10% of sales and two other for 6% each of sales. No other customer accounted for more than 5%. In 2000, one commercial customer accounted for 7.8% of sales and another for 7.1% of sales. No other customer accounted for more than 5%.

        Included in Optical Products' revenues are export sales of $3,260,000, $3,407,000 and $2,779,592 for 2002, 2001, and 2000, respectively. Additionally, the Copper Products Unit has operations in England through its Paragon Audio Visual, Ltd. subsidiary and it had sales of $1,881,219, $2,258,452 and $2,084,599 for 2002, 2001 and 2000, respectively. Long-lived assets reported for the Copper Products segment, as described in the previous segment reporting, are located in the United Kingdom. All long-lived assets for the Optical Products segment are located in the United States.

16.  NEW ACCOUNTING PROUNCEMENTS

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of "(SFAS 121), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. SFAS 144 is effective for the Company beginning December 15, 2002. The Company does not expect the provisions of SFAS 144 to have a material impact on its financial position, results of operations or liquidity.

        In June 2002, the FASB issued Statement of Financial Accounting Standard Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies previous accounting guidance and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or liquidity.

* * * * * *

SCHEDULE II

OPTELECOM, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

		Charged to
	Balance at Beginning of Period
		Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2002:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$352,700	$150,434	$(199,138)	$303,996
Allowance for uncollectible accounts receivable	101,742	104,481	(49,784)	156,439
Year Ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	259,867	92,833	—	352,700
Allowance for uncollectible accounts receivable	51,760	211,087	(161,105)	101,742
Year Ended December 31, 2000:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	411,278	103,698	(255,109)	259,867
Allowance for uncollectible accounts receivable	118,485	72,699	(139,424)	51,760

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1.
Directors of the Company

  Clyde A. Heintzelman, Chairman of the Board, 64.

  Clyde Heintzelman has over 30 years of experience in telecommunications and the Internet industry. Mr. Heintzelman served as interim President and CEO of Optelecom from June 11, 2001 through December 11, 2001. Prior to this period he was President of Net2000. Prior to Net2000, Mr. Heintzelman served as president and CEO of SAVVIS Communications Corporation and as president and COO of DIGEX, both national Internet service providers. Prior to DIGEX, Mr. Heintzelman worked as general manager of sales and marketing, for Bell Atlantic Directory Services. His experience with Bell Atlantic also included vice president of sales and marketing of the C&P Telephone Companies, president and CEO of Bell Atlanticom, and general manager of Bell Atlantic Federal Systems.

  Mr. Heintzelman has served as a Director since December 7, 1998. Mr Heintzelman's current term expires in 2003.

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

  Mr. Ludwig has served on Optelecom's Board of Directors since 1980. His current term expires in 2004.

  Carl Rubbo, Jr., Director, 42.

  Managing Member, BTO Towers Series 25, LLC from January 2001 to present; Vice President and CFO of Capital Programs Management, Inc. from August 1999 to January 2002; Vice President of Branch Banking &Trust Company and Senior Vice President of Franklin National Bank from May 1996 to August 1999; Senior Vice President of Chevy Chase Federal Savings Bank from 1994 to May 1996

        Mr. Rubbo was elected to the Board of Directors in 1999. His current term expires in 2005.

  David R. Lipinski, Director, 51.

  Management Consultant; Vice President for Corporate Development of Stratos Lightwave from May 2000 to September 2002; Executive Director for Corporate Development of Methode Electronics, Inc. from April 1996 to May 2000.

  Mr. Lipinski was elected as a Director at the Shareholders' meeting on May 22, 2000. His current term expires in 2004.

  James Armstrong, Chief Financial Officer, Director, 46.

  Chief Financial Officer of the Company from September 25, 2002 to present; Controller of the Company from June 2001 to September 25, 2002; Director of Financial Planning and Analysis of Kinkos.com from August 1999 through January 2001; Chief Financial Officer of PC Data, Inc. from April 1998 through August 1999

  Mr. Armstrong was elected as a Director at the Shareholders' meeting on December 11, 2001. His current term expires in 2003.

2.
Executive Officers of the Company

  On June 11, 2001, Clyde Heintzelman became Acting President and Chief Executive Officer of Optelecom, succeeding Irving Zaks who resigned from those positions. At the 2001 Annual Shareholder Meeting on December 11, 2001, Edmund D. Ludwig was appointed President and Chief Executive Officer of the Company. See above description. James Armstrong was appointed Chief Financial Officer on September 25, 2002.

3.
Cash Compensation Paid to Directors

        Mr. Heintzelman was paid $14,900 during 2002.

Item 11. EXECUTIVE COMPENSATION

1.
Employment Contracts

        Mr. Edmund D. Ludwig and James Armstrong are both compensated pursuant to employment agreements which may be terminated by either party upon thirty (30) days written notice. Mr. Ludwig was elected President and CEO on December 11, 2001 and was Executive Vice President of Operations prior to his election. Mr. Armstrong was appointed Chief Financial Officer on September 25, 2002.

        The following table shows a three-year history of the compensation of Optelecom's Chief Executive Officer and Chief Financial Officer:

Summary Compensation Table

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options (#)	All Other Compensation
Edmund Ludwig, President, CEO, and Director	2002 2001 2000	$170,532 167,500 158,807	$104,668 4,239 —	$3,721 3,221 —	— — —	$	— — —
James Armstrong, Chief Financial Officer and Director	2002	$114,034	$44,063	—	—		—

Other annual compensation for Mr. Ludwig consisted of a vacation payout and an automobile allowance.

        Optelecom did not grant Mr. Ludwig any stock options during 2002 or 2001. Optelecom granted Mr. Armstrong 10,000 stock options in 2001.

        The following table shows information regarding the stock options exercised by Mr. Ludwig and Mr. Armstrong during 2002 and the number and value of unexercised stock options at December 31,

2002 The value of unexercised stock options is based on the closing price of $4.64 per share of common stock on December 31, 2002, the last trading day of 2002.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

Number of Securities Underlying Unexercised Options at December 31, 2002 (#)
Value of Unexercised In-the Money Options at December 31, 2001 ($)
Name	Shares Acquired on Exercise #	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edmund Ludwig	—	$—	—	—	$—	$—
James Armstrong	—	—	2,500	7,500	7,850	23,550

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

2.
Security Ownership of Certain Beneficial Owners

        As of December 31, 2002, the Company knows of no one who is a beneficial owner of more than 5% of the Company's outstanding Common Stock.

3.
Security Ownership of Management

        The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of December 31, 2002 by each director, nominee for director and all directors and officers as a group.

Name of Beneficial Owner	Shares of Common Stock Owned Beneficially (1)		Percent Of Class
Clyde A. Heintzelman	28,750	(2)	1.00%
Edmund D. Ludwig	96,477	(4)	3.35%
James Armstrong	10,387	(3)	*
Carl Rubbo, Jr.	22,000	(2)	*
David R. Lipinski	15,500	(2)	*

All Directors and Executive Officers as a Group	173,114		6.02%

(1)
For purposes of this statement "beneficial ownership" of a security exists when a person directly or indirectly has or shares "investment power", which includes the power to dispose or direct the disposition of such security, or "voting power", which includes the power to vote or direct the voting of such security.

(2)
Includes stock options entitling Messrs. Heintzelman, Rubbo, and Lipinski to acquire shares as part of the Directors' Stock Option Plan. As compensation for attending each meeting of the Board of Directors, Directors who are not also employees of the Company receive options to purchase 1000 shares of Optelecom stock with an option price equal to the market price of Optelecom stock on the day of the meeting.

(3)
Includes stock options that entitles the holder to acquire Optelecom shares as of December 31, 2002. Mr. Armstrong held such options for the purchase of 10,000 shares.

(4)
Includes 23,693 shares which Mr. Ludwig owns jointly with his wife, Mrs. Roberta Ludwig.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2002, Optelecom did not retain any parties related to Executives or Directors to perform services.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  1.
  Consolidated Financial Statements and Financial Statement Schedules

    Reports of Independent Auditors

  Statements

Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
  2.
  Financial Statement Schedules

    Schedule II Valuation and Qualifying Accounts, Years Ended December 31, 2002, 2001, and 2000

    Other schedules are omitted because they are not applicable or information is shown elsewhere in the financial statements or notes thereto.

  3.
  Exhibits

    23.1 Independent Auditors' Consent

    23.2 Independent Auditors' Consent

  4.
  Reports on Form 8-K

    None

Certification of Chief Executive Officer

I, Edmund Ludwig, Chief Executive Officer of Optelecom, Inc. (the "Registrant"), certify that:

(1)
I have reviewed the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the "Report")

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and audit committee of registrant's board of directors:

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
/s/ EDMUND LUDWIG Edmund Ludwig, Director, President and Chief Executive Officer

Certification of Chief Financial Officer

I, James Armstrong, Chief Financial Officer of Optelecom, Inc. (the "Registrant"), certify that:

(1)
I have reviewed the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the "Report")

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and audit committee of registrant's board of directors:

d.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
/s/ JAMES ARMSTRONG James Armstrong, Director and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTELECOM, INC.
Date: March 24, 2003	By	/s/ EDMUND LUDWIG Edmund Ludwig Director and President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM, INC.
Date: March 24, 2003	By	/s/ CLYDE HEINTZELMAN Clyde Heintzelman Chairman
Date: March 24, 2003	By	/s/ CARL RUBBO, JR. Carl Rubbo, Jr. Director
Date: March 24, 2003	By	/s/ DAVID R. LIPINSKI David R. Lipinski Director
Date: March 24, 2003	By	/s/ JAMES ARMSTRONG James Armstrong Director and Chief Financial Officer

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-48306) pertaining to the Employee Stock Purchase Plan and the 2002 Non-Qualified Stock Option Plan of Optelecom Inc. of our report dated February 14, 2003, with respect to the consolidated financial statements and schedules of Optelecom Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

ERNST & YOUNG, LLP

McLean, Virginia
March 21, 2003

Exhibit 23.2

INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in the Registration Statement No. 333- 48306 of Optelecom, Inc. on Form S-8 of our report dated March 8, 2002, appearing in the Annual Report on Form 10-K of Optelecom, Inc. for the year ended December 31, 2001.

DELOITTE TOUCHE LLP

McLean, Virginia
March 20, 2003