Form 10-Q
period 2003-03-31
OPTELECOM INC
filed 2003-05-15
CIK 275858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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

Yes ☒    No ☐

At May 12, 2003, the registrant had outstanding 2,994,111 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.

FORM 10-Q

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 and DECEMBER 31, 2002

	2003	2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,166	$47,988
Accounts and contracts receivable, net	2,109,909	3,164,721
Inventories, net	2,659,594	2,453,201
Prepaid expenses and other current assets	220,127	182,900
Total current assets	5,057,796	5,848,810

Property and equipment, net	726,757	522,983
Restricted certificate of deposit	129,368	129,368
Other assets	126,062	126,062
TOTAL ASSETS	$6,039,983	$6,627,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$654,001	$971,416
Accrued payroll	329,260	255,096
Commissions payable	203,976	369,197
Bank line-of-credit payable	—	576,079
Current portion of notes payable	44,806	—
Current portion of leases payable	—	1,006
Other current liabilities	457,804	786,596
Total current liabilities	1,689,847	2,959,390
Notes payable	135,000	—
Deferred rent liability	11,363	—
Total liabilities	1,836,210	2,959,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.03 par value - shares authorized, 15,000,000; issued and outstanding, 2,919,093 and 2,877,891 shares as of March 31, 2003 and December 31, 2002, respectively	87,573	86,336
Additional paid-in capital	10,281,981	10,152,729
Foreign currency translation	78,467	41,538
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(4,979,201)	(5,347,723)
Total stockholders’ equity	4,203,773	3,667,833
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,039,983	$6,627,223

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2003	2002
Revenues	$3,488,386	$3,306,191
Cost of goods sold	1,522,235	1,555,925
Gross profit	1,966,151	1,750,266

Operating expenses:
Engineering	302,005	226,400
Selling and marketing	513,154	578,242
General and administrative	775,151	713,627
Total operating expenses	1,590,310	1,518,269

Income from operations	375,841	231,997

Other income (expense):
Interest expense, net	(7,319)	(27,769)
Total other income (expense)	(7,319)	(27,769)

Income before income taxes	368,522	204,228
Provision for income taxes	—	—
Net income	$368,522	$204,228

Foreign currency translation	36,929	28,254
Comprehensive income	$405,451	$232,482

Basic earnings per share	$0.13	$0.07

Diluted earnings per share	$0.12	$0.07

Weighted average common shares outstanding — basic	2,892,695	2,836,341
Weighted average common shares outstanding — diluted	3,067,053	2,893,392

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net income	$368,522	$204,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,919	101,762
Accounts receivable provision	880	—
Inventory provision	(15,926)	—
Stock based compensation	—	1,524
Change in operating assets and liabilities:
Accounts and contracts receivable	1,053,932	297,539
Inventories	(190,467)	158,202
Prepaid expenses and other current assets	(37,227)	(34,904)
Other assets	—	(25,979)
Accounts payable	(317,415)	(245,518)
Other current liabilities and accrued payroll	(419,851)	105,105
Deferred rent liability	11,363	(12,261)
Net cash provided by operating activities	520,730	549,698
Cash Flows From Investing Activities:
Capital expenditures	(270,692)	(46,810)
Net cash used in investing activities	(270,692)	(46,810)
Cash Flows From Financing Activities:
Borrowings on bank line-of-credit payable	2,020,551	2,917,160
Payments on bank line-of-credit payable	(2,596,630)	(3,237,827)
Borrowings on notes payable	180,000	—
Payments on notes payable and capital leases	(1,200)	(199,516)
Proceeds from issuance of common stock	17,839	8,770
Proceeds from exercise of stock options	112,651	2,000
Net cash used in financing activities	(266,789)	(509,413)
Effect of currency translations	36,929	28,254
Net increase in cash and cash equivalents	20,178	21,729
Cash and cash equivalents - beginning of period	47,988	58,869
Cash and cash equivalents - end of period	$68,166	$80,598
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$9,996	$29,962
Cash paid during the period for income taxes	$15,200	$—

See notes to unaudited consolidated financial statements.

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

In the opinion of management, the unaudited accompanying financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002.

2.     Line of Credit

The Company has a revolving credit agreement with a bank whereby it may borrow up to $2,500,000.  This agreement consists of two separate facilities as follows:

The first facility is a demand working capital line of credit which will enable the Company to borrow up to the lesser of $2,000,000 or the borrowing base.   The borrowing base shall equal the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000.  In addition, a sublimit was established for the issuance of a standby letter of credit for collateral rent support related to the Company’s new office lease.

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

Both facilities carry interest at the rate of PRIME plus 1.25%, floating.  Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio.  The Company was in compliance with all of these covenants at March 31, 2003.

3.     Note Payable

The Company took delivery of major capital equipment for its manufacturing operations in March 2003 and incurred a promissory note with the vendor.  The note principal is $180,000 and is payable in semi-annual installments of $22,500 beginning June 2003 through December 2006, with interest payable at the rate of 4.40%.

4.     Accounts and Contracts Receivable

Accounts and contracts receivable consisted of the following:

	March 31, 2003

December 31, 2002

Accounts and contracts receivable	$2,267,228	$3,321,160
Less: Allowance for doubtful accounts	(157,319)	(156,439)
Total	$2,109,909	$3,164,721

5.     Inventory

Inventories consisted of the following:

	March 31, 2003	December 31, 2002
Production materials	$1,571,851	$1,367,886
Work in process	231,512	210,637
Finished goods	1,144,302	1,178,674
Allowance for obsolescence	(288,071)	(303,996)
Net	$2,659,594	$2,453,201

6.     Property and Equipment

Property and equipment are recorded at historical cost and are reported net of accumulated depreciation.  Depreciation of property and equipment is provided under the straight-line method over the estimated useful lives of the assets, generally five to ten years, not to exceed the lease term for leasehold improvements.  Accumulated depreciation and amortization was $2,886,951 and $3,381,970 at March 31, 2003 and December 31, 2002, respectively.

7.     Income Taxes

The Company has established a full valuation allowance against the deferred tax assets in accordance with FASB No. 109.  Based upon the level of current taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences net of the valuation allowance at December 31, 2003.  However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

8.     Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options and warrants, provided they are not antidilutive.  The following is a reconciliation of the basic and diluted earnings per share.

	Three Months ended March 31,
	2003	2002
Basic Earnings per Share:
Income available to common stockholders	$368,522	$204,228
Weighted average common shares – basic	2,892,695	2,836,341
Basic income per share	$0.13	$0.07

Diluted Earnings per Share:
Income available to common stockholders	$368,522	$204,228
Weighted average common shares – basic	2,892,695	2,836,341
Assumed conversion of:
Stock options	107,416	25,544
Warrants	66,942	31,507
Weighted average common shares – diluted	3,067,053	2,893,392
Diluted income per share	$0.12	$0.07

9.     Stock-based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

In accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

	Three Months ended March 31,
	2003	2002
Net income, as reported	$368,522	$204,228
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	88,389	32,354
Pro-forma net income	$280,133	$171,874

Net income per share:
Basic, as reported	$0.13	$0.07
Basic, pro-forma	0.10	0.06

Diluted, as reported	$0.12	$0.07
Diluted, pro-forma	0.09	0.06

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

10.   Business Unit Information

Beginning in 2003, Optelecom restructured its operations from three business segments into two segments: the Communication Products Division (CPD) and the Electro-Optics Division (EOD).  The CPD develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients.  In addition, the CPD now includes the previously-reported Copper Products Division (Paragon) which had been focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.  The EOD is focused on Interferometric Fiber Optic Gyro coils and engineering contract services for development of electro-optic devices and sub-systems for defense applications.  These divisions reflect the manner in which management analyzes internal reportable information and indicates Optelecom’s strategic business units’ financial results reported before income taxes.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior year information has been presented to reflect the new segments.  Optelecom does not allocate income taxes or interest expense to segments.

	Quarter ended March 31, 2003
	Communication Products Division	Electro– Optics Division	Total
Revenues	$2,755,525	$732,861	$3,488,386
Depreciation and amortization	66,919	—	66,919
Income from operations	26,041	349,800	375,841
Assets	5,749,983	290,000	6,039,983
Capital expenditures	270,692	—	270,692

	Quarter ended March 31, 2002
	Communication Products Division	Electro– Optics Division	Total
Revenues	$3,031,067	$275,124	$3,306,191
Depreciation and amortization	101,762	—	101,762
Income from operations	162,801	69,196	231,997
Assets	5,782,501	163,097	5,945,598
Capital expenditures	46,810	—	46,810

Optelecom is engaged primarily in the development, manufacture, and sale of integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations.  Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.

11.   New Accounting Pronouncements

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

OVERVIEW

Optelecom offers integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Optelecom has two business segments: the Communication Products Division (CPD) and the Electro-Optics Division (EOD).  The primary focus of the CPD is the design, manufacture and sale of optical fiber-based data communication equipment to both commercial and Government clients as well as the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.  This Division is now managing the processes previously reported under the Optical Products Unit and the Copper Products Unit.  The EOD develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers

The CPD addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies.  The majority of its current and future revenues are and will be derived from several niche markets that leverage the advantages of fiber optic telecommunications to address their transmission requirements.  Presently, the vertical markets served include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications.  Verticals that offer future sources of revenue include video teleconferencing, healthcare, and broadcasting market opportunities.  The CPD also includes the operations of the previously-named Copper Products Unit which addresses worldwide markets in financial market data information and business television services.  The products include multi-media applications utilizing unshielded twisted-pair copper or “structured” Category 5 (CAT5) cabling for in-house computer data networking applications.

In the EOD, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes.  During the past decade, Optelecom has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on. The EOD also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

Consolidated revenues for the three months ended March 31, 2003 were $3,488,386 compared to $3,306,191 for the same period of 2002, representing an increase of $182,195 or 6% when compared to the prior year.

Revenues for the Communication Products Division for the first quarter of 2003 were $2,755,525 as compared to $3,031,067 for the same period in 2002.  This decrease of $275,542 or 9% is attributable to a decline in sales of copper-based products to European customers as a result of the depressed financial market sector.  Additionally, the recently announced formation of Optelecom Europe Limited from the UK operation has resulted in a greater emphasis towards the promotion of fiber products by the former Paragon operation.

The Electro-Optics Division reported revenues of $732,861 for the first quarter of 2003 as compared to $275,124 for the same period in 2002.  This 166% increase of $457,737 is primarily attributable to the delivery of product associated with a major contract that occurred during the first quarter of 2003.

GROSS PROFIT

Consolidated gross profit was $1,966,151, or 56% for the three months ended March 31, 2003 as compared to $1,750,266, or 53% for the first quarter of 2002.  The Communication Products Division’s gross profit was $1,484,457 for the first quarter of 2003 compared to $1,636,964 in the first quarter of 2002.  The decrease of $152,507 or 9% was due to the lower level of sales of copper-based products during the first quarter of 2003 as the gross profit percentages were 54% during both periods.  The Electro-Optic Division experienced an increase of $368,392 or 325% in its gross profit from $113,302 in the first quarter of 2002 to $481,694 in the first quarter of 2003 primarily as a result of the delivery of product associated with a major contract that occurred during the first quarter of 2003.

ENGINEERING COSTS

Engineering costs for the first quarter of 2003 were $302,005 compared to $226,400 in the same period in  2002.  The increase of $75,605 or 33% is due to higher engineering personnel and laboratory expenses.

SELLING AND MARKETING

Selling and marketing costs were $513,154 for the first quarter of 2003 compared to $578,242 for the same period in 2002.  This decrease of $65,088 or 11% was primarily a result of lower sales commissions and lower demo equipment expenditures.  The first quarter of 2002 had higher commission expense due a higher level of international sales which typically have higher than average commission rates.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $775,151 for the first quarter of 2003 compared to $713,627 for the same period in 2002.  This increase of $61,524 or 9% is primarily attributable to increases in employee costs and facility expenses related to the relocation of the U.S. operations.

OTHER EXPENSE

Interest expense of $7,319 for the first quarter of 2003 compared to $27,769 for the same period last year.  Interest expense was lower primarily due to the lower principal balance of the Company’s bank line of credit.

FINANCIAL CONDITION AND LIQUIDITY

Stockholders’ equity increased from $3,667,833 at December 31, 2002 to $4,203,773 at March 31, 2003.  The increase is primarily attributable to net earnings of $368,522 as well as an increase in common stock and paid-in-capital due to the exercise of stock options and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt. The Company’s current ratio has increased to 2.99 at March 31, 2003 compared to 1.98 at December 31, 2002.  This increase is primarily attributed to the decrease in the Company’s borrowings under the bank line of credit and a reduction in accounts payable.

Accounts receivable, net decreased from $3,164,721 at December 31, 2002 to $2,109,909 at March 31, 2003 due to lower sales in the first quarter of 2003 as compared to the fourth quarter of 2002.  Inventories increased slightly from $2,453,201 at December 31, 2002 to $2,659,594 as of March 31, 2003 primarily due to management’s decision to increase stocking levels of higher volume products in an effort to increase its penetration of the security and surveillance market.

The Company’s current liabilities decreased from $2,959,390 at December 31, 2002 to $1,689,847 at March 31, 2003 primarily as a result of a decrease of $576,079 in the bank line-of-credit payable.  As of March 31, 2003, the line of credit had been completely paid down.  Additionally, accounts payable decreased $317,415 from 2002 to 2003 and other current liabilities were reduced by $328,792.

Cash provided by operating activities was $520,730 during the first three months of 2003 compared to $549,698 in the same period of 2002.  After adding back non-cash adjustments such as depreciation and amortization to reconcile the net income to net cash used by operating activities, the net cash provided was $420,395 for the first quarter of 2003 as compared to $307,514 in the first three months of 2002.  Working capital provided by operating activities was $100,335 for the three months ended March 31, 2003.  The working capital provided was due primarily to a decrease of $1,053,932 in accounts receivable which was partially offset by decreases in accounts payable of $317,415 and other current liabilities and accrued payroll of $419,851.

Cash used in investing activities during the three months ended March 31, 2003 was $270,692 compared to $46,810 in 2002.  The Company increased its level of capital asset acquisitions during the first quarter of 2003 to improve its manufacturing capabilities.

Cash used in financing activities during the first three months of 2003 was $266,789 compared to $509,413 in 2002.  The Company’s net bank line-of-credit payable was reduced by $576,079 as compared to a net reduction of $320,667 in the same period of 2002.  The Company also incurred $180,000 of bank note indebtedness as a result of its capital acquisitions during the first quarter of 2003.

Optelecom has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $2.5 million under our two-tiered bank line-of-credit.  The borrowings, if any, are secured by the assets of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.  Our foreign currency exchange rate risk comes primarily from our operations in Europe.  The net impact of foreign exchange activities on earnings was immaterial for the three-month period ended March 31, 2003 and 2002, respectively, however, we will continue to assess the impact, if any, as we continue to implement the distribution of our products in Europe through our direct infrastructure.  Interest rate exposure is primarily limited to the approximately $68,000 of cash owned by us.  We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term (less than twelve months) nature of certain investments.  We do not consider the present rate of inflation to have a significant impact on our business.

Item 4.  Controls and Procedures

As of March 31, 2003, the principal executive officer and principal financial officer evaluated controls and procedures related to its reporting and disclosure obligations, as well as its internal controls.  These officers have concluded that the disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to these officers by other employees of the Company and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

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

The Company filed a Form 8-K on March 27, 2003 as a result of changes in the Company’s Board of Directors. For details please see the 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM, INC.

Date:	May 15, 2003	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	May 15, 2003	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer

Certification of Chief Executive Officer

I, Edmund Ludwig, Chief Executive Officer of Optelecom, Inc. (the “Registrant”), certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the “Report”)
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

Date:	May 15, 2003	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Certification of Chief Financial Officer

I, James Armstrong, Chief Financial Officer of Optelecom, Inc. (the “Registrant”), certify that:

(1)	I have reviewed the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the “Report”)
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

Date:	May 15, 2003	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer