Form 10-Q
period 2003-06-30
OPTELECOM INC
filed 2003-08-14
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003
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

Yes ☒    No ☐

At August 8, 2003, the registrant had outstanding 3,104,774 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.

FORM 10-Q

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2003 and DECEMBER 31, 2002

	2003	2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$507,957	$46,012
Accounts and contracts receivable, net	2,159,162	3,164,721
Inventories, net	2,816,567	2,453,201
Prepaid expenses and other current assets	244,272	184,876
Total current assets	5,727,958	5,848,810

Property and equipment, net	1,156,316	522,983
Restricted certificate of deposit	129,368	129,368
Other assets	—	126,062
TOTAL ASSETS	$7,013,642	$6,627,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$755,768	$971,416
Accrued payroll	277,396	255,096
Commissions payable	199,800	369,197
Bank line-of-credit payable	—	576,079
Current portion of notes payable	67,500	—
Current portion of leases payable	—	1,006
Other current liabilities	672,109	786,596
Total current liabilities	1,972,573	2,959,390
Notes payable	112,500	—
Deferred rent liability	28,406	—
Total liabilities	2,113,479	2,959,390

STOCKHOLDERS’ EQUITY:
Common stock, $.03 par value - shares authorized, 15,000,000; issued and outstanding, 3,009,315 and 2,877,891 shares as of June 30, 2003 and December 31, 2002, respectively	90,279	86,336
Additional paid-in capital	10,531,065	10,152,729
Foreign currency translation	(13,257)	41,538
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(4,442,877)	(5,347,723)
Total stockholders’ equity	4,900,163	3,667,833
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,013,642	$6,627,223

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2003	2002
Revenues	$4,176,293	$3,327,857
Cost of goods sold	1,686,437	1,471,568
Gross profit	2,489,856	1,856,289

Operating expenses:
Engineering	324,966	299,228
Selling and marketing	661,231	596,757
General and administrative	959,704	708,852
Total operating expenses	1,945,901	1,604,837

Income from operations	543,955	251,452

Interest income (expense), net	909	(26,547)

Income before income taxes	544,864	224,905
Provision for income taxes	8,540	—
Net income	$536,324	$224,905

Foreign currency translation	(91,724)	(119,663)
Comprehensive income	$444,600	$105,242

Basic earnings per share	$0.18	$0.08

Diluted earnings per share	$0.17	$0.08

Weighted average common shares outstanding — basic	2,978,943	2,842,577
Weighted average common shares outstanding — diluted	3,170,891	2,894,497

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2003	2002
Revenues	$7,664,679	$6,634,048
Cost of goods sold	3,208,672	3,027,493
Gross profit	4,456,007	3,606,555

Operating expenses:
Engineering	626,971	525,628
Selling and marketing	1,174,385	1,174,999
General and administrative	1,734,855	1,422,479
Total operating expenses	3,536,211	3,123,106

Income from operations	919,796	483,449

Interest expense, net	(6,410)	(54,316)

Income before income taxes	913,386	429,133
Provision for income taxes	8,540	—
Net income	$904,846	$429,133

Foreign currency translation	(54,795)	(91,409)
Comprehensive income	$850,051	$337,724

Basic earnings per share	$0.31	$0.15

Diluted earnings per share	$0.29	$0.15

Weighted average common shares outstanding — basic	2,936,057	2,839,434
Weighted average common shares outstanding — diluted	3,112,977	2,893,821

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net income	$904,846	$429,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,223	201,384
Accounts receivable (benefit) / provision	(7,038)	10,592
Inventory benefit	(5,150)	(36,911)
Loss on sale / disposal of fixed assets	—	7,080
Stock based compensation	—	3,047
Change in operating assets and liabilities:
Accounts and contracts receivable	1,012,596	547,273
Inventories	(358,216)	146,503
Prepaid expenses and other current assets	(59,396)	(11,428)
Other assets	126,063	(25,979)
Accounts payable	(215,648)	(343,545)
Other current liabilities and accrued payroll	(261,584)	115,523
Deferred rent liability	28,406	(24,523)
Net cash provided by operating activities	1,316,102	1,018,149
Cash Flows From Investing Activities:
Proceeds from sale of equipment	—	5,841
Capital expenditures	(784,556)	(75,666)
Net cash used in investing activities	(784,556)	(69,825)
Cash Flows From Financing Activities:
Borrowings on bank line-of-credit payable	2,020,551	5,872,575
Payments on bank line-of-credit payable	(2,596,630)	(6,418,720)
Borrowings on notes payable	180,000	—
Payments on notes payable and capital leases	(1,006)	(391,294)
Proceeds from issuance of common stock	34,500	17,334
Proceeds from exercise of stock options	347,779	5,897
Net cash used in financing activities	(14,806)	(914,208)
Effect of foreign currency translations	(54,795)	(91,409)
Net increase (decrease) in cash and cash equivalents	461,945	(57,293)
Cash and cash equivalents - beginning of period	46,012	58,869
Cash and cash equivalents - end of period	$507,957	$1,576
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$11,459	$54,945
Cash paid during the period for income taxes	$15,200	$—

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

Both facilities carry interest at the rate of PRIME plus 1.25%, floating.  Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio.  The Company was in compliance with all of these covenants at June 30, 2003.

3.               Note Payable

The Company took delivery of major capital equipment for its manufacturing operations in March 2003 and incurred a promissory note with the vendor.  The note principal is $180,000 and is payable in semi-annual installments of $22,500 beginning June 2003 through December 2006, with interest payable at the rate of 4.40%.

4.               Accounts and Contracts Receivable

Accounts and contracts receivable consisted of the following:

	June 30, 2003	December 31, 2002
Accounts and contracts receivable	$2,308,563	$3,321,160
Less: Allowance for doubtful accounts	(149,401)	(156,439)
Total	$2,159,162	$3,164,721

5.               Inventory

Inventories consisted of the following:

	June 30, 2003	December 31, 2002
Production materials	$1,710,990	$1,367,886
Work in process	272,846	210,637
Finished goods	1,131,577	1,178,674
Allowance for obsolescence	(298,846)	(303,996)
Net	$2,816,567	$2,453,201

6.               Property and Equipment

Property and equipment are recorded at historical cost and are reported net of accumulated depreciation and amortization.  Depreciation of property and equipment is provided under the straight-line method over the estimated useful lives of the assets, generally five to ten years, not to exceed the lease term for leasehold improvements.  Accumulated depreciation and amortization was $2,846,967 and $3,381,970 at June 30, 2003 and December 31, 2002, respectively.

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

	Three Months ended June 30,
	2003	2002
Basic Earnings per Share:
Income available to common stockholders	$536,324	$224,905
Weighted average common shares – basic	2,978,943	2,842,577
Basic income per share	$0.18	$0.08

Diluted Earnings per Share:
Income available to common stockholders	$536,324	$224,905
Weighted average common shares – basic	2,978,943	2,842,577
Assumed conversion of:
Stock options	151,810	22,591
Warrants	40,138	29,329
Weighted average common shares – diluted	3,170,891	2,894,497
Diluted income per share	$0.17	$0.08

	Six Months ended June 30,
	2003	2002
Basic Earnings per Share:
Income available to common stockholders	$904,846	$429,133
Weighted average common shares – basic	2,936,057	2,839,434
Basic income per share	$0.31	$0.15

Diluted Earnings per Share:
Income available to common stockholders	$904,846	$429,133
Weighted average common shares – basic	2,936,057	2,839,434
Assumed conversion of:
Stock options	139,220	24,073
Warrants	37,700	30,314
Weighted average common shares – diluted	3,112,977	2,893,821
Diluted income per share	$0.29	$0.15

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

In accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

	Three Months ended June 30,
	2003	2002
Net income, as reported	$536,324	$244,905
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(109,136)	(28,466)
Pro-forma net income	$427,188	$216,439

Net income per share:
Basic, as reported	$0.18	$0.08
Basic, pro-forma	0.14	0.08

Diluted, as reported	$0.17	$0.08
Diluted, pro-forma	0.13	0.07

	Six Months ended June 30,
	2003	2002
Net income, as reported	$904,846	$429,133
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(197,525)	(60,821)
Pro-forma net income	$707,321	$368,312

Net income per share:
Basic, as reported	$0.31	$0.15
Basic, pro-forma	0.24	0.13

Diluted, as reported	$0.29	$0.15
Diluted, pro-forma	0.23	0.13

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

	Quarter ended June 30, 2003
	Communication Products Division	Electro- Optics Division	Total
Revenues	$3,747,300	$428,993	$4,176,293
Depreciation and amortization	84,304	—	84,304
Income from operations	400,920	143,035	543,955
Assets	6,634,114	379,528	7,013,642
Capital expenditures	513,864	—	513,864

	Quarter ended June 30, 2002
	Communication Products Division	Electro- Optics Division	Total
Revenues	$3,050,548	$277,309	$3,327,857
Depreciation and amortization	99,622	—	99,622
Income from operations	214,346	37,106	251,452
Assets	5,337,138	210,560	5,547,698
Capital expenditures	28,856	—	28,856

	Six months ended June 30, 2003
	Communication Products Division	Electro- Optics Division	Total
Revenues	$6,502,825	$1,161,854	$7,664,679
Depreciation and amortization	151,223	—	151,223
Income from operations	426,960	492,836	919,796
Assets	6,634,114	379,528	7,013,642
Capital expenditures	784,556	—	784.556

	Six months ended June 30, 2002
	Communication Products Division	Electro- Optics Division	Total
Revenues	$6,081,615	$552,433	$6,634,048
Depreciation and amortization	201,384	—	201,384
Income from operations	377,147	106,302	483,449
Assets	5,337,138	210,560	5,547,698
Capital expenditures	75,666	—	75,666

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

11.         New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities.  FIN 46 will require identification of our participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest.  For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIEs, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns.  FIN 46 also sets forth certain disclosure requirements regarding interests in VIEs that are deemed significant, even if consolidation is not required.  As we do not maintain any VIEs, the adoption of FIN 46, effective July 1, 2003 for entities acquired before February 1, 2003, will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

OVERVIEW

Optelecom offers integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Optelecom has two business segments: the Communication Products Division (CPD) and the Electro-Optics Division (EOD).  The primary focus of the CPD is the design, manufacture and sale of optical fiber-based data communication equipment to commercial and Government clients as well as the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.  This Division is now managing the processes previously reported under the Optical Products Unit and the Copper Products Unit.  The EOD develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

Consolidated revenues for the three months ended June 30, 2003 were $4,176,293 compared to $3,327,857 for the same period of 2002, representing an increase of $848,436 or 25% when compared to the prior year.

Revenues for the Communication Products Division for the second quarter of 2003 were $3,747,300 as compared to $3,050,548 for the same period in 2002.  This increase of $696,752 or 23% is attributable to new U.S. Department of Defense and ITS projects and the continued expansion of our customer base facilitated by growth in the number of Optelecom integrators.

The Electro-Optics Division reported revenues of $428,993 for the second quarter of 2003 as compared to $277,309 for the same period in 2002.  This 55% increase of $151,684 is primarily attributable to a significant increase in coil winding revenues.

GROSS PROFIT

Consolidated gross profit was $2,489,856, or 60% for the three months ended June 30, 2003 as compared to $1,856,289, or 56% for the second quarter of 2002.  The Communication Products Division’s gross profit was $2,259,064 for the second quarter of 2003 compared to $1,760,968 in the second quarter of 2002.  The increase of $498,096 or 28% was due to higher sales, the shift from analog to digital products, cost reductions and selective price increases.  The gross profit of the Electro-Optic Division increased from $95,321 in the second quarter of 2002 to $230,792 in the second quarter of 2003 primarily as a result of the increase in coil winding revenues in 2003.

ENGINEERING COSTS

Engineering costs for the second quarter of 2003 were $324,966 compared to $299,228 in the same period in  2002.  The increase of $25,738 or 9% is due to higher engineering personnel and laboratory expenses.

SELLING AND MARKETING

Selling and marketing costs were $661,231 for the second quarter of 2003 compared to $596,757 for the same period in 2002.  This increase of $64,474 or 11% was primarily a result of higher sales commissions and demo equipment expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $959,704 for the second quarter of 2003 compared to $708,852 for the same period in 2002.  This increase of $250,852 or 35% is primarily attributable to increases in employee costs and facility expenses related to the relocation of the U.S. operations.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of net interest income of $909 for the quarter ended June 30, 2003.  This income was generated as a result of accumulated cash reserves.  Other income (expense) for prior year quarter consisted of interest expense of $26,547.  The reduction of interest expense from the prior year to the current year is due to the payoff of the Company’s bank line of credit in the first quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES

Consolidated revenues for the six months ended June 30, 2003 were $7,664,679 compared to $6,634,048 for the same period of 2002, representing an increase of $1,030,631 or 16% when compared to the prior year.

Revenues for the Communication Products Division for the first six months of 2003 were $6,502,825 as compared to $6,081,613 for the same period in 2002.  This increase of $421,212 or 7% is attributable to new U.S. Department of Defense and ITS projects and the continued expansion of our customer base facilitated by growth in the number of Optelecom integrators.

The Electro-Optics Division reported revenues of $1,161,854 for the first six months of 2003 as compared to $552,435 for the same period in 2002.  This 110% increase of $609,419 is primarily attributable to the delivery of product associated with a major contract that occurred during the first quarter of 2003 and a significant increase in coil winding revenues.

GROSS PROFIT

Consolidated gross profit was $4,456,007, or 58% for the six months ended June 30, 2003 as compared to $3,606,555, or 54% for the six months ended June 30, 2002.  The Communication Products Division’s gross profit was $3,743,522 for the six months ended June 30, 2003 compared to $3,397,932 for the first six months of 2002. The increase of $345,590 or 10% was due to higher sales, the shift from analog to digital products, cost reductions and selective price increases.  The gross profit of the Electro-Optic Division increased from $208,623 for the first six months of 2002 to $712,486 for the six months ended June 30, 2003 primarily as a result of the delivery of product associated with a major contract that occurred during the first quarter of 2003.

ENGINEERING COSTS

Engineering costs for the six months ended June 30, 2003 were $626,971 compared to $525,628 for the same period in  2002.  The increase of $101,343 or 19% is due to higher engineering personnel and laboratory expenses.

SELLING AND MARKETING

Selling and marketing costs were $1,174,385 for the six months ended June 30, 2003 compared to $1,174,999 for the same period in 2002.  This decrease of $614 was primarily a result of slightly higher sales commissions in 2003 offset by lower demo equipment expenditures in 2003.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $1,734,855 for the six months ended June 30, 2003 compared to $1,422,479 for the same period in 2002.  This increase of $312,376 or 22% is primarily attributable to increases in employee costs and facility expenses related to the relocation of the U.S. operations.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of net interest expense of $6,410 for the six months ended June 30, 2003. Other income (expense) for prior year consisted of interest expense of $54,316.  The reduction of interest expense from the prior year to the current year is due to the payoff of the Company’s bank line of credit in the first quarter of 2003.

FINANCIAL CONDITION AND LIQUIDITY

Stockholders’ equity increased from $3,667,833 at December 31, 2002 to $4,900,163 at June 30, 2003.  The increase is primarily attributable to net earnings of $904,846 as well as an increase in common stock and paid-in-capital due to the exercise of stock options and warrants, and the purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt. The Company’s current ratio has increased to 2.90 at June 30, 2003 compared to 1.98 at December 31, 2002.  This increase is primarily attributed to the decrease in the Company’s borrowings under the bank line of credit and a reduction in accounts payable.

Accounts receivable, net decreased from $3,164,721 at December 31, 2002 to $2,159,162 at June 30, 2003 due to lower sales in the second quarter of 2003 as compared to the fourth quarter of 2002.  Inventories increased from $2,453,201 at December 31, 2002 to $2,816,567 as of June 30, 2003 primarily due to management’s decision to increase stocking levels of higher volume products in an effort to increase its penetration of the security and surveillance market.

The Company’s current liabilities decreased from $2,959,390 at December 31, 2002 to $1,972,573 at June 30, 2003 primarily as a result of a decrease of $576,079 in the bank line-of-credit payable.  As of March 31, 2003, the line of credit had been completely paid down.  Additionally, accounts payable decreased $215,648 from 2002 to 2003 and other current liabilities were reduced by $114,487.

Cash provided by operating activities was $1,316,102 during the first six months of 2003 compared to $1,018,149 in the same period of 2002.  After adding back non-cash adjustments such as depreciation and amortization to reconcile the net income to net cash used by operating activities, the net cash provided was $1,043,881 for the first six months of 2003 as compared to $614,325 in the first six months of 2002.  Working capital provided by operating activities was $272,221 for the six months ended June 30, 2003.  The working capital provided was due primarily to a decrease of $1,012,596 in accounts receivable which was partially offset by an increase in inventory of $358,216 and a decreases in accounts payable of $215,648.

Cash used in investing activities during the six months ended June 30, 2003 was $784,556 compared to $69,825 in 2002.  The Company increased its level of capital asset acquisitions during the first six months of 2003 to improve its manufacturing capabilities through manufacturing equipment and facility expansion.

Cash used in financing activities during the first six months of 2003 was $14,806 compared to $914,208 in 2002. The Company’s net bank line-of-credit payable was reduced by $576,079 as compared to a net decrease of $546,145 in the same period of 2002.  The Company incurred $180,000 of bank note indebtedness as a result of its capital acquisitions during the first quarter of 2003.  During 2002 the Company paid down its notes payable by $391,294.  Proceeds from the issuance of stock and the exercise of stock options and warrants increased from $23,231 for the first six months of 2002 to $382,279 in 2003.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.  Our foreign currency exchange rate risk comes primarily from our operations in Europe.  The net impact of foreign exchange activities on earnings was immaterial for the six-month period ended June 30, 2003 and 2002, respectively, however, we will continue to assess the impact, if any, as we continue to implement the distribution of our products in Europe through our direct infrastructure.  Interest rate exposure is primarily limited to the company’s cash balances.  We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term (less than twelve months) nature of certain investments.  We do not consider the present rate of inflation to have a significant impact on our business.

Item 4.  Controls and Procedures

As of June 30, 2003, the principal executive officer and principal financial officer evaluated controls and procedures related to its reporting and disclosure obligations, as well as its internal controls.  These officers have concluded that the disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to these officers by other employees of the Company and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

OPTELECOM, INC.

Date:	August 14, 2003	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	August 14, 2003	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer