Form 10-Q/A
period 2003-06-30
OPTELECOM INC
filed 2003-09-05
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to Form 10-Q of Optelecom, Inc. for the quarter ended June 30, 2003 filed on August 14, 2003 is being filed solely for the purposes of (a) updating the certifications in Exhibits 31.1 and 31.2; and (b) filing certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted in the August 14, 2003 filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM, INC.

Date:	September 5, 2003	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	September 5, 2003	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer