Form 10-Q
period 2003-09-30
OPTELECOM INC
filed 2003-11-10
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003
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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an acclerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

At November 7, 2003, the registrant had outstanding 3,114,086 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.

FORM 10-Q

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 and DECEMBER 31, 2002

	2003	2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,115,489	$46,012
Accounts and contracts receivable, net	2,726,905	3,164,721
Inventories, net	3,030,940	2,453,201
Prepaid expenses and other current assets	241,926	184,876
Total current assets	7,115,260	5,848,810

Property and equipment, net	1,111,263	522,983
Restricted certificate of deposit	129,368	129,368
Other assets	—	126,062
TOTAL ASSETS	$8,355,891	$6,627,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$896,017	$971,416
Accrued payroll	372,663	255,096
Commissions payable	165,535	369,197
Bank line-of-credit payable	—	576,079
Current portion of notes payable	45,000	—
Current portion of leases payable	—	1,006
Other current liabilities	867,349	786,596
Total current liabilities	2,346,564	2,959,390
Notes payable	112,500	—
Deferred rent liability	45,450	—
Total liabilities	2,504,514	2,959,390

STOCKHOLDERS’ EQUITY:
Common stock, $.03 par value - shares authorized, 15,000,000; issued and outstanding, 3,112,908 and 2,877,891 shares as of September 30, 2003 and December 31, 2002, respectively	93,387	86,336
Additional paid-in capital	10,825,137	10,152,729
Foreign currency translation	(4,600)	41,538
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(3,797,500)	(5,347,723)
Total stockholders’ equity	5,851,377	3,667,833
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,355,891	$6,627,223

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2003	2002
Revenues	$4,498,752	$3,726,282
Cost of goods sold	1,992,054	1,557,689
Gross profit	2,506,698	2,168,593

Operating expenses:
Engineering	386,847	308,660
Selling and marketing	706,108	493,185
General and administrative	753,859	833,699
Total operating expenses	1,846,814	1,635,544

Income from operations	659,884	533,049

Interest income (expense), net	(3,480)	(17,887)

Income before income taxes	656,404	515,162
Provision for income taxes	11,027	—
Net income	$645,377	$515,162

Foreign currency translation	8,657	(37,450)
Comprehensive income	$654,034	$477,712

Basic earnings per share	$0.21	$0.18

Diluted earnings per share	$0.20	$0.18

Weighted average common shares outstanding — basic	3,088,340	2,848,036
Weighted average common shares outstanding — diluted	3,235,752	2,922,167

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2003	2002
Revenues	$12,163,431	$10,360,330
Cost of goods sold	5,200,726	4,585,182
Gross profit	6,962,705	5,775,148

Operating expenses:
Engineering	1.013,818	834,288
Selling and marketing	1,880,493	1,668,184
General and administrative	2,488,714	2,256,178
Total operating expenses	5,383,025	4,758,650

Income from operations	1,579,680	1,016,498

Interest income (expense), net	(9,890)	(72,203)

Income before income taxes	1,569,790	944,295
Provision for income taxes	19,567	—
Net income	$1,550,223	$944,295

Foreign currency translation	(46,138)	(128,859)
Comprehensive income	$1,504,085	$815,436

Basic earnings per share	$0.52	$0.33

Diluted earnings per share	$0.49	$0.33

Weighted average common shares outstanding — basic	2,987,376	2,842,333
Weighted average common shares outstanding — diluted	3,135,656	2,903,762

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net income	$1,550,223	$944,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,323	288,125
Accounts receivable (benefit) / provision	27,999	15,378
Inventory (benefit) / provision	(18,184)	8,827
Loss on sale / disposal of fixed assets	—	8,111
Stock based compensation	—	4,571
Change in operating assets and liabilities:
Accounts and contracts receivable	409,817	92,928
Inventories	(559,555)	(133,913)
Prepaid expenses and other current assets	(57,050)	(36,521)
Other assets	126,063	(25,978)
Accounts payable	(75,399)	(233,175)
Other current liabilities and accrued payroll	(5,343)	362,918
Deferred rent liability	45,450	(33,111)
Net cash provided by operating activities	1,683,344	1,262,455
Cash Flows From Investing Activities:
Proceeds from sale of equipment	—	5,840
Capital expenditures	(827,603)	(76,389)
Net cash used in investing activities	(827,603)	(70,549)
Cash Flows From Financing Activities:
Borrowings on bank line-of-credit payable	2,020,551	8,892,598
Payments on bank line-of-credit payable	(2,596,630)	(9,482,137)
Borrowings on notes payable	180,000	—
Payments on notes payable and capital leases	(23,506)	(487,647)
Proceeds from issuance of common stock	66,291	26,201
Proceeds from exercise of stock options	613,168	27,058
Net cash provided by (used in) financing activities	259,874	(1,023,927)
Effect of foreign currency translations	(46,138)	(128,859)
Net increase (decrease) in cash and cash equivalents	1,069,477	39,120
Cash and cash equivalents - beginning of period	46,012	58,869
Cash and cash equivalents - end of period	$1,115,489	$97,989
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$15,436	$80,679
Cash paid during the period for income taxes	$36,242	$—

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

2.               Line of Credit

The Company has a revolving credit agreement with a bank whereby it may borrow up to $3,500,000.  This agreement consists of two separate facilities as follows:

The first facility is a demand working capital line of credit which will enable the Company to borrow up to the lesser of $3,000,000 or the borrowing base.  The borrowing base shall equal the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000.  In addition, a sublimit was established for the issuance of a standby letter of credit for collateral rent support related to the Company’s new office lease.

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

The first facility carries interest at the rate of LIBOR plus 3.50%.  The second facility carries interest at the rate of PRIME plus 1.25%, floating.  Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio.  The Company was in compliance with all of these covenants at September 30, 2003.

3.               Note Payable

The Company took delivery of major capital equipment for its manufacturing operations in March 2003 and incurred a promissory note with the vendor.  The note principal is $180,000 and is payable in semi-annual installments of $22,500 beginning June 2003 through December 2006, with interest payable at the rate of 4.40%.

4.               Accounts and Contracts Receivable

Accounts and contracts receivable consisted of the following:

	September 30, 2003	December 31, 2002
Accounts and contracts receivable	$2,911,343	$3,321,160
Less: Allowance for doubtful accounts	(184,438)	(156,439)
Total	$2,726,905	$3,164,721

5.               Inventory

Inventories consisted of the following:

	September 30, 2003	December 31, 2002
Production materials	$1,762,764	$1,367,886
Work in process	562,774	210,637
Finished goods	991,214	1,178,674
Allowance for obsolescence	(285,812)	(303,996)
Net	$3,030,940	$2,453,201

6.               Property and Equipment

Property and equipment are recorded at historical cost and are reported net of accumulated depreciation and amortization.  Depreciation of property and equipment is provided under the straight-line method over the estimated useful lives of the assets, generally five to ten years, not to exceed the lease term for leasehold improvements.  Accumulated depreciation and amortization was $2,924,578 and $3,381,970 at September 30, 2003 and December 31, 2002, respectively.

7.               Warranties

The Company offers a lifetime warranty on its products.  Prior to July 2002, the warranty period was four years.  The Company recognizes the expense associated with these warranties ratably over the expected lives of the products in proportion to the actual returns experienced.  Changes in the Company’s deferred extended warranty reserves during the nine months ended September 30, 2003 are as follows:

Balance, December 31, 2002	$44,512
Actual warranties processed through September 30, 2003	23,583
Changes in liability for pre-existing warranties during the period, including expirations	(14,473)
Balance, September 30, 2003	$53,622

8.               Income Taxes

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

9.               Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options and warrants, provided they are not antidilutive.  The following is a reconciliation of the basic and diluted earnings per share.

	Three Months ended September 30,
	2003	2002
Basic Earnings per Share:
Income available to common stockholders	$645,377	$515,162
Weighted average common shares – basic	3,088,340	2,848,036
Basic income per share	$0.21	$0.18

Diluted Earnings per Share:
Income available to common stockholders	$645,377	$515,162
Weighted average common shares – basic	3,088,340	2,848,036
Assumed conversion of:
Stock options	147,412	35,293
Warrants	—	38,838
Weighted average common shares – diluted	3,235,752	2,922,167
Diluted income per share	$0.20	$0.18

	Nine Months ended September 30,
	2003	2002
Basic Earnings per Share:
Income available to common stockholders	$1,550,223	$944,295
Weighted average common shares – basic	2,987,376	2,842,333
Basic income per share	$0.52	$0.33

Diluted Earnings per Share:
Income available to common stockholders	$1,550,223	$944,295
Weighted average common shares – basic	2,987,376	2,842,333
Assumed conversion of:
Stock options	148,280	27,874
Warrants	—	33,555
Weighted average common shares – diluted	3,135,656	2,903,762
Diluted income per share	$0.49	$0.33

10.         Stock-based Compensation

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

	Three Months ended September 30,
	2003	2002
Net income, as reported	$645,377	$515,162
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(97,437)	(37,450)
Pro-forma net income	$547,940	$477,712

Net income per share:
Basic, as reported	$0.21	$0.18
Basic, pro-forma	0.18	0.17

Diluted, as reported	$0.20	$0.18
Diluted, pro-forma	0.17	0.16

	Nine Months ended September 30,
	2003	2002
Net income, as reported	$1.550,223	$944,295
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(295,498)	(128,859)
Pro-forma net income	$1,254,725	$815,436

Net income per share:
Basic, as reported	$0.52	$0.33
Basic, pro-forma	0.42	0.29

Diluted, as reported	$0.49	$0.33
Diluted, pro-forma	0.40	0.13

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

11.         Business Unit Information

Beginning in 2003, Optelecom restructured its operations from three business segments into two segments: the Communication Products Division (CPD) and the Electro-Optics Division (EOD).  The CPD develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients.  In addition, the CPD now includes the previously-reported Copper Products Division (formerly Paragon, now Optelecom Europe, Limited (OEL)) which had been focused on the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.  The EOD is focused on Interferometric Fiber Optic Gyro coils and engineering contract services for development of electro-optic devices and sub-systems for defense applications.  These divisions reflect the manner in which management analyzes internal reportable information and indicates Optelecom’s strategic business units’ financial results reported before income taxes.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior year information has been presented to reflect the new segments.  Optelecom does not allocate income taxes or interest expense to segments.

	Quarter ended September 30, 2003
	Communication Products Division	Electro- Optics Division	Total
Revenues	$4,171,084	$327,668	$4,498,752
Depreciation and amortization	88,100	—	88,100
Income from operations	594,620	65,264	659,884
Assets	8,025,680	330,211	8,355,891
Capital expenditures	43,047	—	43,047

	Quarter ended September 30, 2002
	Communication Products Division	Electro- Optics Division	Total
Revenues	$3,153,552	$572,730	$3,726,282
Depreciation and amortization	86,741	—	86,741
Income from operations	287,039	246,010	533,049
Assets	5,977,807	288,584	6,266,391
Capital expenditures	723	—	723

	Nine months ended September 30, 2003
	Communication Products Division	Electro- Optics Division	Total
Revenues	$10,673,909	$1,489,522	$12,163,431
Depreciation and amortization	239,323	—	239,323
Income from operations	1,021,580	558,100	1,579,680
Assets	8,025,680	330,211	8,355,891
Capital expenditures	827,603	—	827,603

	Nine months ended September 30, 2002
	Communication Products Division	Electro- Optics Division	Total
Revenues	$9,235,167	$1,125,163	$10,360,330
Depreciation and amortization	288,125	—	288,125
Income from operations	664,186	352,312	1,016,498
Assets	5,977,807	288,584	6,266,391
Capital expenditures	76,389	—	76,389

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

12.         New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company’s obligations under certain guarantees that it has issued, including product warranty guarantees.  A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements.  The disclosure provisions are effective for interim and annual periods ending after December 15, 2002.  The Company’s adoption of this pronouncement has not had a material affect on the company’s consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Consolidated revenues for the three months ended September 30, 2003 were $4,498,752 compared to $3,726,282 for the same period of 2002, representing an increase of $772,470 or 21% when compared to the prior year.

Revenues for the Communication Products Division for the third quarter of 2003 were $4,171,084 as compared to $3,153,552 for the same period in 2002.  This increase of $1,017,532 or 32% is attributable to a combination of new customers in the security market segment as well as projects from numerous existing customers in both the security and ITS markets.  The growth is being fueled by new customer identification resulting from the expansion of trade show attendance over the past two years.

The Electro-Optics Division reported revenues of $327,668 for the third quarter of 2003 as compared to $572,729 for the same period in 2002.  This 43% decrease of $245,061 is primarily attributable to above average revenue in the prior year period, including initial revenues under a technology transfer program.

GROSS PROFIT

Consolidated gross profit was $2,506,698, or 56% for the three months ended September 30, 2003 as compared to $2,168,593, or 58% for the third quarter of 2002.  The Communication Products Division’s gross profit was $2,393,972 for the third quarter of 2003 compared to $1,802,598 in the third quarter of 2002.  The increase of $365,995 or 20% was due to higher sales, the shift from analog to digital products, cost reductions and selective price increases.  The gross profit of the Electro-Optic Division decreased from $365,995 in the third quarter of 2002 to $112,726 in the third quarter of 2003 primarily as a result of the higher than average revenues realized in 2002 relating to the technology transfer program.

ENGINEERING COSTS

Engineering costs for the third quarter of 2003 were $386,847 compared to $308,660 in the same period in 2002.  The increase of $78,187 or 25% is due to higher engineering personnel and laboratory expenses.

SELLING AND MARKETING

Selling and marketing costs were $706,108 for the third quarter of 2003 compared to $493,185 for the same period in 2002.  This increase of $212,923 or 43% was primarily a result of higher expenditures for sales commissions, advertising and sales literature.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $753,859 for the third quarter of 2003 compared to $833,699 for the same period in 2002.  This decrease of $79,840 or 10% is primarily attributable to decreases in consulting fees in the third quarter of 2003 as compared to the prior year.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of net interest expense of $3,480 for the quarter ended September 30, 2003.  Other income (expense) for prior year quarter consisted of net interest expense of $17,887.  The reduction of interest expense from the prior year to the current year is due to the payoff of the Company’s bank line of credit in the first quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Consolidated revenues for the nine months ended September 30, 2003 were $12,163,431 compared to $10,360,330 for the same period of 2002, representing an increase of $1,803,101 or 17% when compared to the prior year.

Revenues for the Communication Products Division for the first nine months of 2003 were $10,673,909 as compared to $9,235,166 for the same period in 2002.  This increase of $1,438,743 or 16% is attributable to new security, transportation and U.S. Government projects.  In addition, the Company’s customer base has increased due to the growth in the number of Optelecom integrators, especially overseas.

The Electro-Optics Division reported revenues of $1,489,522 for the first nine months of 2003 as compared to $1,125,164 for the same period in 2002.  This 32% increase of $364,358 is primarily attributable to the delivery of product associated with a major contract that occurred during the first quarter of 2003 and a significant increase in coil winding revenues.

GROSS PROFIT

Consolidated gross profit was $6,962,706, or 57% for the nine months ended September 30, 2003 as compared to $5,775,148, or 56% for the nine months ended September 30, 2002.  The Communication Products Division’s gross profit was $6,137,494 for the nine months ended September 30, 2003 compared to $5,200,528 for the first nine months of 2002.  The increase of $936,966 or 18% was due to higher sales, the shift from analog to digital products, cost reductions and selective price increases.  The gross profit of the Electro-Optic Division increased from $574,620 for the first nine months of 2002 to $825,212 for the nine months ended September 30, 2003 primarily as a result of the delivery of product associated with a major contract that occurred during the first quarter of 2003.

ENGINEERING COSTS

Engineering costs for the nine months ended September 30, 2003 were $1,013,818 compared to $834,288 for the same period in 2002.  The increase of $179,530 or 22% is due to higher expenditures for engineering personnel and laboratory costs.

SELLING AND MARKETING

Selling and marketing costs were $1,880,493 for the nine months ended September 30, 2003 compared to $1,668,184 for the same period in 2002.  This 13% increase of $212,309 was primarily a result of slightly higher sales commissions in 2003 offset by lower demo equipment expenditures in 2003.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $2,488,714 for the nine months ended September 30, 2003 compared to $2,256,178 for the same period in 2002.  This increase of $232,536 or 10% is primarily attributable to increases in employee costs and facility expenses related to the relocation of the U.S. operations.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of net interest expense of $9,890 for the nine months ended September 30, 2003. Other income (expense) for prior year consisted of net interest expense of $72,203.  The reduction of interest expense from the prior year to the current year is due to the payoff of the Company’s bank line of credit in the first quarter of 2003.

FINANCIAL CONDITION AND LIQUIDITY

Stockholders’ equity increased from $3,667,833 at December 31, 2002 to $5,851,377 at September 30, 2003.  The increase is primarily attributable to net earnings of $1,504,085 as well as an increase in common stock and paid-in-capital due to the exercise of stock options and warrants, and the purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets, accounts payable and debt.  The Company’s current ratio has increased to 3.03 at September 30, 2003 compared to 1.98 at December 31, 2002.  This increase is primarily attributed to the increase in cash balances and decreases in the Company’s borrowings under the bank line of credit.

Accounts receivable, net decreased from $3,164,721 at December 31, 2002 to $2,726,905 at September 30, 2003 due to lower sales in the third quarter of 2003 as compared to the fourth quarter of 2002.  Inventories increased from $2,453,201 at December 31, 2002 to $3,164,721 as of September 30, 2003 primarily due to management’s decision to increase stocking levels of higher volume products in an effort to increase its penetration of the security and surveillance market.

The Company’s current liabilities decreased from $2,959,390 at December 31, 2002 to $2,346,564 at September 30, 2003 primarily as a result of a decrease of $576,079 in the bank line-of-credit payable.  As of March 31, 2003, the line of credit had been completely paid down.  Additionally, accounts payable decreased $75,399 and commissions payable were reduced by $203,662 from December 31, 2002 to September 30, 2003.

Cash provided by operating activities was $1,683,344 during the first nine months of 2003 compared to $1,262,455 in the same period of 2002.  After adjusting for non-cash items such as depreciation and amortization to reconcile the net income to net cash used by operating activities, the net cash provided was $1,799,361 for the first nine months of 2003 as compared to $1,269,307 in the first nine months of 2002.  Working capital used in operating activities was $118,018 for the nine months ended September 30, 2003.  The working capital used was due primarily to a decrease of $409,817 in accounts receivable which was offset by an increase in inventory of $559,555 and a decrease in accounts payable of $75,399.

Cash used in investing activities during the nine months ended September 30, 2003 was $827,603 compared to $70,549 in 2002.  The Company increased its level of capital asset acquisitions during the first nine months of 2003 to improve its manufacturing capabilities through manufacturing equipment and facility expansion.

Cash provided by financing activities during the first nine months of 2003 was $259,874 compared to cash used in financing activities of $1,023,927 in 2002. The Company’s net bank line-of-credit payable was reduced by $576,079 as compared to a net decrease of $546,145 in the same period of 2002.  The Company incurred $180,000 of note indebtedness as a result of its capital acquisitions during the first quarter of 2003.  During 2002 the Company paid down its notes payable by $487,647.  Proceeds from the issuance of stock and the exercise of stock options and warrants increased from $53,259 for the first nine months of 2002 to $679,459 in 2003.

Optelecom has the ability, provided there are sufficient accounts receivable and inventory, to borrow up to $3.5 million under our two-tiered bank line-of-credit.  The borrowings, if any, are secured by the assets of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.  Our foreign currency exchange rate risk comes primarily from our operations in Europe.  The net impact of foreign exchange activities on earnings was immaterial for the nine-month period ended September 30, 2003 and 2002, respectively, however, we will continue to assess the impact, if any, as we continue to implement the distribution of our products in Europe through our direct infrastructure.  Interest rate exposure is primarily limited to the company’s cash balances.  We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term (less than twelve months) nature of certain investments.  We do not consider the present rate of inflation to have a significant impact on our business.

Item 4.  Controls and Procedures

As of September 30, 2003, the principal executive officer and principal financial officer evaluated controls and procedures related to its reporting and disclosure obligations, as well as its internal controls.  These officers have concluded that the disclosure controls and procedures are sufficient to provide that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to these officers by other employees of the Company and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

OPTELECOM, INC.

Date:	November 10, 2003	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	November 10, 2003	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer