Form 10-K
period 2003-12-31
OPTELECOM INC
filed 2004-03-30
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

At September 30, 2003, shares of the registrant’s Common Stock, $0.03 Par Value, held by persons other than “affiliates” of the registrant had an aggregate market value of $37,728,445 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 26, 2004, the registrant had outstanding 3,151,243 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

OPTELECOM, INC.
FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1.   BUSINESS

GENERAL

Optelecom, Inc. is a Delaware corporation whose business activities began in 1972. Optelecom’s early business commenced with the design and delivery of specialized laser systems and fiber optic communications products for the defense arm of the Federal government. During the mid-1990’s we successfully transitioned from having a significant number of military customers to being an industry provider of copper and fiber optic based communications products for commercial and government customers. We have focused on providing integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.

Optelecom currently manages its operations under two business segments: the Communication Products Division (CPD)  and the Electro-optics Technology unit (EO). The Communication Products Division is focused on the development, manufacture and sale of optical fiber-based data communication equipment to both commercial and Government clients. The Electro-optics Technology unit develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers. Prior to 2003, the Company managed its operations under three business segments: the Optical Products unit, the Electro-optics Technology unit and the Copper Products Unit.  During 2003 the Optical Products unit and Copper Products unit were combined into the current Communication Products Division. As a result of this integration, the Copper Products unit, formerly operating under the name Paragon Audio Visual, was renamed Optelecom Europe Limited (OEL). As a result, OEL will support the full range of Optelecom’s fiber optic product line in Europe, the Middle East and Africa.  Segment information for all prior periods presented has been restated to conform to the current presentation.

During 2003 the Company established a new business unit called Integrated Systems. This unit will focus on delivering video content management solutions to both new and existing customers. Initial product offerings will include rich media communications and networked security systems. While the Company incurred insignificant costs in developing the Integrated Systems unit during 2003, management expects the unit to begin generating revenue in 2004 when it intends to report it as a separate operating unit.

Fiber optic communications equipment is the main element of Optelecom’s sales. The marketplace served by Optelecom is experiencing a period of continuous growth and change as the industry continues to grow. Technology development is constantly and rapidly improving the capability to transmit at increasing data rates over even greater distances with fiber-based communication systems.

In the Electro-optics Technology unit, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. During the past decade, Optelecom has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on. The Electro-optics unit also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems. Additionally, the group is currently engaged in a series of contracts with the U. S. Air Force and prime contractors to develop elements of a fiber optic data bus network for a new air vehicle.

The table below displays the Company’s three-year revenue and operating income (loss) by segment:

	2003		2002		2001
Operating Unit	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income (Loss)
Communication Products	$15,327,411	$1,427,838	$13,665,771	$1,235,680	$12,124,288	$(980,252)
Electro-Optics	1,792,247	544,497	1,242,783	376,439	1,052,631	236,195
Company Totals	$17,119,658	$1,972,335	$14,908,554	$1,612,119	$13,176,919	$(744,057)

PRODUCTS AND MARKETS

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. The majority of its current and future revenues are and will be derived from several niche markets that apply the advantages of fiber optic telecommunications to their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications. Vertical markets that offer future potential sources of revenue include video teleconferencing, healthcare, and broadcasting. CPD offers many product solutions to address our customers’ needs. Its products are classified into the following categories:

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

Uncompressed Digital Video Transmission Products

Uncompressed digital video products provide an extremely high quality video signal over long distances via optical fiber. The bandwidth required to achieve this performance is considerably greater than that needed for lower video quality systems, however, the enormous bandwidth capacity of fiber optic transmission media provides an obvious path for utilization of digital video technology. Additionally, since the video transmission format is strictly digital, it can be easily combined with digitized voice and digital data streams. This feature facilitates switching and multiplexing of a wide variety of signals.

Current products include one, two, four, and eight channel digital video multiplexing and de-multiplexing units offering near broadcast quality performance, with many also combining audio and data with the digital video for transmission via one optical fiber using one optical wavelength for each transmission direction. During 2003, we introduced a new line of 9 bit single and dual channel video transmitters priced competitively for the security market.

The totally modular approach used in the digital system design architecture reduces the inventory and logistical support investment required to address the increasing demand for these products. Marketplace reception has been positive and new applications involving a combination of our other product offerings with the capabilities of the digital video equipment are being constantly proposed.

CWDM (Course Wavelength Division Multiplexer) Systems

CWDM allows the transmission and reception of multiple channels of light operating at different wavelengths through a single optical fiber. With this technology, the user can configure systems which transport the video and data channel count transmitted by one wavelength (typically up to eight) multiplied by the wavelength channel capacity of the CWDM. Optelecom offers CWDM systems with optical wavelength channel counts of from two to seventeen, as well as single channel add/drop multiplexers   By using a two channel WDM (Wavelength Division Multiplexer) along with two eight channel digital video multiplexers transmitting at different optical wavelengths, sixteen channels of video along with data and audio may be transmitted via one optical fiber in one direction. Similarly, by using a seventeen channel CWDM (Course Wavelength Division Multiplexer) along with up to seventeen eight channel digital video multiplexers each transmitting at different optical wavelengths, one hundred thirty six channels of very high quality digital video, along with audio and data, may be transmitted via one optical fiber in one direction. Alternately, by using the seventeenth wavelength for return path audio and data, one hundred twenty eight video channels can be transmitted in one direction along with bi-directional audio and data.

Combining Optelecom’s wide variety of transmission products with available CWDM components permits the user to configure multiple variations of point-to-point or distributed linear optical networks for the transmission of video, audio, and data. via a single optical fiber.

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

ELECTRO OPTICS TECHNOLOGY UNIT (EO)

The Electro Optics Technology Unit focuses on Interferometric Fiber Optic Gyro (IFOG) coils, which are components in rotation-sensing instruments that are beginning to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. Optelecom has used its expertise derived from prior Department of Defense activities to develop winding technology for IFOG coils and to manufacture these coils. In 2003, continued improvements were incorporated to increase production capacity in anticipation of increased requirements for these coils. Optelecom currently supports Boeing in a program for Wright-Patterson AFB which is devoted to development of military aircraft photonic network systems. Optelecom is in the implementation stage of an effort to develop a demonstration of photonic vehicle control feedback components. Under a related Small Business Innovation Research (SBIR) contract completed in 2003, Optelecom investigated photonics systems optimized for aerospace vehicles, which culminated in the design of an optical subsystem prototype. Our photonic aerospace vehicle work provides an opportunity for Optelecom to apply its optical development and fabrication expertise to an important aircraft system application with potential application to commercial markets.

SALES AND MARKETING

COMMUNICATION PRODUCTS DIVISION

The Communication Products Division sells its products domestically through direct sales, select commercial integrators and resellers. In addition, several vendors incorporate Optelecom products in their product offerings. This enables Optelecom to penetrate markets we do not address directly.

The Company continues to focus it’s resources on developing additional sales and distribution channels. Specifically, in 2003 we added seven representatives and forty-seven integrators domestically. Internationally, we added seven new integrators. We expect this number to continue to grow in 2004 as we further expand the market share of our fiber transmission products.

The Company’s primary method of making new customer contacts has been through participation in an expanded trade show schedule in both the Security and Traffic markets. These trade shows have resulted in a significant increase in quotations and order activity. In addition, our updated web site (www.optelecom.com) has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment.

ELECTRO OPTICS TECHNOLOGY UNIT

The Electro-optics unit sales are pursued independently of other corporate sales functions. This unit relies on established contacts, response to request for proposals (RFP’s) and participation in technical conferences to market precision wound coils and other contract services.

RESEARCH AND DEVELOPMENT

	2003	2002	2001
Expenditures on Company sponsored research and development activities	$979,000	$847,000	$958,000

During 2003, the Company invested in the development of several new products. These products will permit us to increase our penetration of the present vertical markets we serve by permitting our customers to increase information throughput at reduced price points. It is anticipated that the new Digital Video (DV) products, both compressed and uncompressed, will gain significant market share due to their extremely high reliability, increased bandwidth/channel capacities, and robust video compression techniques.

A network software management card incorporating an Ethernet capability was developed and introduced in 2002. This unit allows remote access to, and management of Optelecom equipment from a customers existing network.

MANUFACTURING PROCESSES

QUALITY ASSURANCE

Optelecom has established and maintains a Quality Assurance system fully compliant with the requirements of ISO-9001 (an internationally recognized quality system standard for companies that design and manufacture products). All operating segments have received registration to the standard. This registration is re-validated every six months by an independent third party audit. The company successfully passed audits in January and July of 2003. During the successful January audit Optelecom was updated from the 1994 version of ISO-9001 to the 2000 version; Optelecom was compliant to the updated standard throughout 2003 (a year ahead of the deadline). The Corrective Action and feedback process along with Quality Council meetings continue to be aggressively utilized to drive continuous improvements.

COMMUNICATION PRODUCTS DIVISION

The Communication Products Division performs routine and specialized manufacturing, assembly, and product testing functions in our corporate headquarters. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in our business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a limiting factor. During 2003, manufacturing basics continued to be an area of primary focus. This involved correcting, reassessing and improving many of the core manufacturing processes.

ELECTRO OPTICS TECHNOLOGY

The Electro-Optics unit uses custom facilities designed and fabricated by Optelecom for precision wound coil production and contract research and development. Currently, five coil winding machines are employed in satisfying contract winding production requirements.

COMPETITION

The two business segments of Optelecom compete in separate and distinct markets.

COMMUNICATION PRODUCTS DIVISION

This Unit competes with other companies of roughly equal size that have similar resources. The majority of our competitors are privately held companies. We estimate the total market for Optelecom transmission products to be approximately $180 million in 2003. The size of the traffic and security surveillance markets, which represents the largest segment, is estimated to be approximately $60 million worldwide. The competition in these markets has established mature sales channels that allow for continued market penetration in both domestic and international markets. We anticipate that the expansion of Optelecom’s sales and distribution channels worldwide will be the basis for sustained growth. The Company expects to increase its share of these expanding markets. In addition, our products contain two technologies that are in limited supply to these markets: the compressed and uncompressed Digital Video products.

ELECTRO OPTICS TECHNOLOGY

Products offered by Electro-optics are sold to both small companies and large defense contractors who tend to dominate the market. These companies have greater marketing, manufacturing, financial, research and personnel resources than Optelecom. Furthermore, as Department of Defense contracting activity has declined, these companies have started to compete in markets that were primarily addressed by companies with resources similar to Optelecom’s. Our approach to this competitive environment is to offer services and second source production capabilities which complement the capabilities and interests of our customers.

SEASONALITY

Optelecom’s products are based on communications equipment technology. As such, seasonality affects our revenues to the extent that normal contracting activities are affected by capital budget seasonality.

PATENTS

Although Optelecom holds certain patents which relate to optical modulator technology and optical fiber networks, our business as a whole is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from other parties.

BACKLOG

At the end of 2003, the estimated backlog for each business segment was $1,100,000 in the Communication Products Division and $705,000 in the Electro Optics Products Unit. The Company expects to recognize a majority of the backlog as revenue in the first quarter of 2004.

EMPLOYEES

At December 31, 2003, a total of 69 full-time employees worldwide were employed at Optelecom, including 13 in research, development and engineering, 13 in sales and marketing, 31 in manufacturing and 12 in general management, administration and finance. The number of employees by operating segment is as follows: Optical Products Unit—64;  Electro Optics—5. We expect a slight increase in headcount over the next 12 months, primarily in the areas of sales, marketing and manufacturing. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees. There can be no assurance that we will be successful in attracting and retaining such personnel. Our employees are not represented by any collective bargaining organization and we consider our employee relations to be good.

Item 1A.   RISK FACTORS

The statements contained in this report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding Optelecom’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding Optelecom’s business and strategies, product markets, sales, marketing, customer support and service, research and development, manufacturing, competition, backlog, employees, financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under “Risk Factors” in this Report on Form 10-K. The fact that some of the risk factors may be the same or similar to Optelecom’s past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Fluctuations In Financial Performance

Optelecom has experienced and may, in the future, continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, but are not limited to, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold and timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls. Therefore, Optelecom’s business, financial condition, and operating results could be adversely affected if increased revenues are not achieved.

Dependence On Major Customers

For the twelve months ended December 31, 2003 approximately 21% of our revenues were accounted for by sales to five commercial customers. This is a decline from the prior year when five customers represented 22% of our revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future product generations, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that Optelecom’s current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect Optelecom’s business, financial condition and operating results.

Technological Change

Optelecom’s products are sold in markets that are subject to rapid technological change. Our future success will depend in part upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing such products or producing enhancements that meet these changing demands, that Optelecom will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Our inability to develop and introduce new products or product enhancements in a timely manner or our failure to achieve market acceptance of a new product could have a material adverse effect on Optelecom.

Competition

We face intense and increasing competition from a large number of competitors, some of which are larger than Optelecom and have larger product development, research and sales staffs. We believe that the products developed in 2002 and 2003 and the products currently being developed will position us to compete effectively through 2004 and well into 2005. There can be no assurance, however, that our competitors will not develop products that are as, or possibly more, effective than ours. We continuously monitor our competitors’ product introductions to evaluate our ability to compete.

Future Capital Needs; Uncertainty Of Additional Funding

Optelecom believes that our existing capital resources, including an existing $3,500,000 bank line-of-credit and future operating cash flows, will generate the funds needed for our long-term cash requirements.

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

Need To Attract And Retain Key Employees

Optelecom is substantially dependent on the business and technical expertise of our senior management and on our ability to attract and retain key management and technical employees. The loss of members of senior management or of other key employees or our inability to attract and retain other employees with necessary business or technical skills in the future would have a material adverse effect on Optelecom’s business.

Price Volatility In Public Market

Optelecom’s Common Stock currently trades on the NASDAQ Small Cap Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that were unrelated to our operating performance. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of Optelecom or our competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by Optelecom or our competitors, regulatory developments in both the United States and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in our operating and product development results, may have a significant impact on the market price of Optelecom’s Common Stock.

Absence Of Dividends; Dilution

Optelecom has not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Dilution will occur upon the exercise of outstanding stock options and may occur upon future equity financing that could be required to fund operations.

Item 2.   PROPERTIES

The Company’s corporate office and manufacturing facility are located at 12920 Cloverleaf Center Drive, Germantown, Maryland. This facility has 30,000 square feet of space, 26,000 of which are occupied by Optelecom, with the remaining 4,000 square feet sub-leased. Our move in 2003 to this facility which has been specifically designed and fitted to accommodate our current requirements and our anticipated near-term growth needs is expected to improve our ability to serve our customers.

As part of the 2001 restructuring of Optelecom Europe Limited, its facilities were consolidated in a smaller, but superior, facility in Thatcham, England, consisting of approximately 2,100 square feet of office space. This lease expires in June 2006, and the premises are in good repair, and are adequate for current requirements.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of our shareholders during the fourth quarter of 2003.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, representing its only class of publicly traded equity securities, is traded on the NASDAQ Small-Cap market under the symbol OPTC. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the two years ended December 31, 2003 and 2002, respectively. Such quotations do not necessarily reflect actual transactions:

	Bid Price
	High	Low
Quarter Ended
December 31, 2003	$13.88	$8.65
September 30, 2003.	15.99	10.24
June 30, 2003	12.95	7.71
March 31, 2003	8.67	4.23
December 31, 2002	6.50	4.49
September 30, 2002	6.04	2.25
June 30, 2002	3.40	2.30
March 31, 2002	3.40	2.50

There were 584 record holders of the Common Stock as of December 31, 2003. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to retain any future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and other factors that the Company’s Board of Directors deems relevant.

Listed below is information on the Company’s equity compensation plans as of March 8, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	243,050	$4.88	287,899
Equity compensation plans not approved by security holders	—	—	—
Totals	243,050	$4.88	287,899

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historic consolidated financial data for the periods and dates indicated that has been derived from the Company’s audited consolidated financial statements which have been audited by the Company’s independent public accountants. The information set forth below is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2003	2002	2001	2000	1999
Year ended December 31,
Revenues, net	$17,119,658	$14,908,554	$13,176,919	$10,676,829	$12,636,892
Net income (loss)	3,553,266	1,644,120	(933,585)	(5,998,852)	(211,359)
Basic earnings (loss) per common share	1.18	0.58	(0.33)	(2.53)	(0.10)
Diluted earnings (loss) per common share	1.11	0.56	(0.33)	(2.53)	(0.10)
As of December 31,
Total assets	10,431,897	6,627,223	6,373,679	6,872,492	8,615,614
Long-term obligations	164,020	—	69,111	663,642	1,380,575
Stockholders’ equity	7,956,476	3,667,833	2,086,557	2,958,998	2,896,620

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Optelecom, Inc. designs, develops, manufactures and markets high-bandwidth fiber optic-based communications systems for traffic monitoring, security / surveillance, and business video systems. Over the past two years the company has aggressively pursued several operational objectives including: 1) the expansion of a distribution network both in the United States and abroad, 2) realization of manufacturing and process improvements and 3) implementation of a cost and asset management program.

The successful execution of these initiatives along with increased demand in our core markets has enabled the Company to significantly improve its financial condition in 2002 and 2003, as evidenced by increasing levels of profitability and positive cash flow.

In the fourth quarter of 2003 the Company determined that its deferred tax assets, comprised mainly of net operating loss carryforwards and tax credits, were more likely to be realized than not. As a result, the Company reversed its deferred tax valuation allowance and recognized a one-time non-cash tax benefit of $1.6 million. The Company will begin recognizing tax provisions in 2004.

The Company will continue in 2004 to work at broadening its sales channels, sustaining gross profit margins and controlling costs. To supplement the growth expected in its core business, the Company in 2003 established a new business unit called Integrated Systems. This unit will focus on delivering video content management solutions to both existing and new customers and is expected to start generating revenue in 2004.

2003 versus 2002

2003 consolidated revenues of $17.1 million were $2.2 million or 15% higher than 2002. Sales increased in both the Communication Products Division and Electro-Optics Unit. Revenue for the Communication Products Division increased by $1.7 million or 12%. This increase is attributed to the Company’s continued focus of increasing sales channels both domestically and internationally. Sales to integrators, distributors and end users increased substantially over the prior year. While product pricing remained relatively stable between 2002 and 2003, the sales growth was attributable to increased sales orders and increased units sold. Electro-Optics revenues increased to $1.8 million in 2003 from $1.2 million in 2002 as a result of expansion of the contract services and the coil winding businesses.

Gross profit was $9.3 million in 2003 compared to $8.1 million in 2002. This 15% increase of $1.2 million is primarily the result of a higher volume of sales of digital and data communications products in 2003, which had higher profit margins in 2003 compared to 2002 as a result of continued improvements in manufacturing efficiencies and reductions in material costs over the prior year. As a percentage of sales, our 2003 gross margin remained constant with our 2002 gross margin at 54%. The Company expects margins in 2004 to be comparable to 2003.

Operating expenses were $7.3 million in 2003 compared to $6.5 million in 2002. This increase of $0.8 million or 13% is primarily due to increases in spending for engineering personnel, sales advertising and trade show costs and higher occupancy costs as a result of the Company’s move to a larger and expanded facility early in 2003. As a percentage of revenue our operating expenses declined 1% from 44% in 2002 to 43% in 2003. As our revenue increases we are experiencing a reduction in our operating expenses as a percentage of revenue. In 2001 our operating expense as a percent of revenue was 53%.

The Company reported net income in 2003 of $3.6 million or $1.11 per diluted share compared to net income of $1.6 million or $0.56 per diluted share in 2002. The Company’s 2003 net income includes a $1.6 million tax benefit due to the reversal of the deferred tax valuation allowance. The Company based its decision to reverse the deferred tax valuation allowance on the consistently strong profit performance over the last two and one-half years, along with our expectation of continued future profitability. The Company will begin to recognize tax expense in 2004.

2002 versus 2001

2002 consolidated revenues of $14.9 million were $1.7 million or 13% higher than 2001. Sales increased in the Optical Products and Electro-Optics Units and were lower in the Copper Products Unit. Revenue for the Optical Products Unit increased by $1.9 million or 19%. This increase is attributed to the Company’s focus of increasing sales channels both domestically and internationally. Sales to integrators and distributors increased substantially as a result of market penetration and the continuing availability of existing products and new products. Electro-Optics revenues increased to $1.2 million in 2002 from $1.1 million in 2001 as a result of expansion of the contract research and development services and the coil winding business. Revenue for the Copper Products Unit decreased by $0.4 million or 17% as the Company began to shift its sales focus from copper-based products to fiber-based products.

Gross profit was $8.1 million in 2002 compared to $6.3 million in 2001. This increase of $1.8 million is primarily the result of a higher volume of sales of digital and high resolution products in 2002, which have higher profit margins. Additionally, there was a higher level of sales of lower margin copper products in the year ended December 31, 2001. As a percentage of sales, our 2002 gross margin improved to 54% from our 2001 gross margin of 48%.

Operating expenses were $6.5 million in 2002 compared to $7.0 million in 2001. This decrease of $0.5 million or 7.6% is primarily due to reductions in spending for engineering personnel, engineering consultants and lower corporate staff expense as a result of the 2002 restructuring of the Copper Products Unit. The principal purpose of this restructuring was to relocate key administrative functionality from Europe to the US operations. These reductions in 2002 spending were partially offset by higher selling personnel costs and the increased commissions necessary to support higher sales levels.

The Company reported net income in 2002 of $1.6 million or $0.56 per diluted share compared to a net loss of $0.9 million or ($0.33) per share in 2001. There was a modest provision for state income tax in 2002 compared to no provision in 2001. The company is currently not paying federal income tax due to the net operating loss carryforwards from prior years.

Operating Segments

Optelecom’s products and services are categorized into two operating segments: the Communication Products Division and the Electro-Optics Technology unit. Prior to 2003, the Company had been reporting the revenues and expenses of the Copper Products unit separately. During 2003 management decided to combine the Copper Products unit and the Optical Products into the Communication Products Division in order to manage the business more effectively. The financial results for the two operating segments have been prepared on a basis that is consistent with the manner in which Optelecom management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.

COMMUNICATION PRODUCTS DIVISION

Communication Products Division	2003	2002	2001
Net Sales	$15,237,411	$13,665,771	$12,124,288
Gross Profit	8,438,028	7,500,348	5,845,946
Total Operating Expense	7,023,204	6,264,668	6,826,198
Operating Income (Loss)	1,427,838	1,235,680	(980,252)

2003 Sales for Communication Products Division of $15.2 million were 14% or $1.8 million higher than 2002’s sales of $13.4 million. This increase is attributed to the Company’s focus of increasing sales channels both domestically and internationally. Sales to integrators and distributors increased substantially over the prior year.

In 2003 the Communication Products Division continued to experience the benefits of the expansion and re-alignment of its sales and marketing departments. The emphasis that was placed on developing new sales and distribution channels, both domestically and internationally resulted in higher sales in 2003. During 2003, seven independent sales representative organizations and forty seven integrators were added domestically and seven integrators were added in the international marketplace.  The Company expects to continue to add independent sales representative organizations and integrators both domestically and internationally in 2004.

Gross profit during 2003 of $8.4 million, or 55% of sales, was higher than 2002’s gross profit of $7.5 million or 56% of sales. The increase of $0.9 million is primarily the result of the higher volume of sales of digital and data communications products in 2003. The slight decline in gross profit margin in 2003 is mainly attributable to significantly lower margins on a large installation for the upcoming Olympics in Athens. Management determined that the benefit of having our technology showcased at this premier venue provided exposure to a level of potential customers that could not be easily reached otherwise.  The Company expects margins in 2004 to be comparable to 2003.

Operating expenses were $7.0 million in 2003 compared to $6.3 million in 2002. Sales and marketing costs increased $0.2 million over 2002, primarily due to higher advertising and trade show costs. Engineering costs increased $0.2 million, primarily due to higher staff costs in 2003. General and administrative costs increased $0.4 million from $2.7 million in 2002 to $3.1 million in 2003. Cost increases are primarily attributed to the increases in personnel and occupancy costs as a result of locating to larger facilities early in 2003 and increased sales levels.

ELECTRO-OPTICS TECHNOLOGY UNIT

	2003	2002	2001
Net Sales	$1,792,247	$1,242,783	$1,052,631
Gross Profit	845,253	598,189	427,587
Total Operating Expense	300,756	221,750	191,392
Operating Income	544,497	376,439	236,195

Electro-Optics sales of $1.8 million in 2003 were $0.6 million higher than 2002. The increase is primarily attributable to the increased unit sales of the coil winding division and higher sales under the contract research and development portion of the business in 2003 when compared to 2002. Operating income for 2003 improved slightly as compared to 2002 primarily due to higher sales levels.

OTHER INCOME (EXPENSE)

	2003	2002	2001
Interest expense—line of credit	$(11,483)	$(77,442)	$(109,019)
Interest expense—long term notes / other	(3,465)	(13,422)	(80,509)
Other income (expense)	4,602	139,540	—
Total other income (expense)	$(10,346)	$48,676	$(189,528)

Other income (expenses) totaled ($0.01) million in 2003 compared to $0.05 million in 2002. Total interest expense was $0.01 million in 2003 compared to $0.09 million in 2002. Interest expense for 2003 decreased as result of paying down the principal on the line-of-credit. The average borrowing under the line-of-credit was $0.6 million in 2003 and $1.18 million in 2002. The interest rate averaged 5.5% in 2003. Other income in 2003 relates to interest income while other income in 2002 represents a refund of federal income taxes paid in a prior year.

Impact of Inflation

Inflation has not had a significant effect on the operations of the Company during 2003, and we do not expect it to have a significant effect during 2004.

FINANCIAL CONDITION

The Company’s Stockholders’ equity increased from $3.7 million in 2002 to $8.0 million in 2003. The net income and consequent decrease in accumulated deficit of $3.6 million was accompanied by an increase of $0.8 million in common stock and paid-in-capital, due to the exercise of stock options and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets and accounts payable. The Company’s current ratio has increased to 3.59 at December 31, 2003 compared to 1.98 at December 31, 2002. This increase is attributed primarily to the increase in cash from $0.05 million to $1.4 million, the increase in the current deferred tax asset to $1.1 million and the $0.6 million decrease in the Company’s bank line of credit. Accounts receivable decreased this year from $3.2 million in 2002 to $2.8 million at December 31, 2003. A significant factor in this decrease was relatively large shipments late in 2002.

Inventory increased slightly from $2.5 million at December 31, 2002 to $2.7 million at December 31, 2003 primarily due to increases in production materials and work in process inventories. These increases were due to the Company’s decision to increase stocking levels to meet customer requirements, primarily for the growing security and surveillance market. During the year ended December 31, 2002, as a result of the lessening of exposure to component shortages, we were able to focus on stocking material at subassembly and finished good levels. This resulted in our ability to service our customer’s requirements in less time while benefiting from lower investment in overall inventories.

The following chart shows the composition of inventory for the past three years, with Optelecom Europe Limited’s inventory included in finished goods:

	2003	2002	2001
Production Materials	$1,637,331	$1,367,886	$2,065,350
Work in Process	414,639	210,637	278,731
Finished Goods	889,022	1,178,674	804,267
Allowance for Obsolescence	(279,992)	(303,996)	(352,700)
TOTAL	$2,661,000	$2,453,201	$2,795,648

In 2003, fixed asset additions were $1.2 million, compared to $0.12 million in 2002 and $0.09 million in 2001. During 2001 and 2002 the Company had adopted a conservative policy on capital purchases in its effort to curtail spending and improve profitability. During 2003, as the Company’s profitability continued to improve, capital spending was increased in order to improve and expand on engineering and factory capabilities. While the Company does not currently have any capital asset purchase commitments, we anticipate an investment in capital expenditures of approximately $0.5 million in 2004.

The Company’s current liabilities decreased $0.7 million from $3.0 million in 2002 to $2.3 million in 2003 primarily as a result of a decrease of $0.6 million in the bank line-of-credit payable and $0.2 million in other current liabilities. Accounts payable increased only slightly by $0.08 million from 2002 to 2003. During 2003 the Company incurred short term note indebtedness of $0.07 million as a result of purchasing new capital equipment under a financing arrangement.

Likewise, long-term debt was increased by $0.09 million as a result of purchasing new capital equipment under a financing arrangement. In addition, the Company incurred a deferred rent liability as a result of entering into a new lease term on the Company’s U.S. office space.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have provided positive cash flows for 2003 and 2002. Cash provided by operating activities was $2.3 million in 2003 compared to $1.8 million in 2002.

Cash used in investing activities in 2003 increased to $1.0 million compared to $0.1 million in 2002. The Company was more active in capital asset acquisition during 2003 in an effort to improve and expand manufacturing capabilities as well as increased leasehold improvements associated with moving into a new corporate facility.

During 2003, financing activities provided $0.09 million compared to $1.5 million used by financing activities during 2002.  Cash provided by financing activities resulted from the elimination of the bank line-of-credit of $0.6 million compared to the prior years net decrease in borrowings on the bank line-of-credit of $1.1 million. Additionally, proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan totaled $0.7 million during 2003.

Under its current banking facility, the Company has the ability to borrow up to $3.5 million under its existing bank line-of-credit as of December 31, 2003, provided there are sufficient accounts receivable and inventory. This facility consists of two components:  (a) a demand working capital line of credit which will enable the Company to borrow up to the lesser of $3.0 million or the borrowing base; and (b) a $500,000 transaction specific revolving demand export line of credit for short-term financing. The amount available will be the lesser of $500,000 or the borrowing base. The Company’s borrowing base under the first facility equals the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000. The Company’s borrowing base under the second facility equals the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.

The first facility carries interest at the rate of LIBOR (1.46% at December 31, 2003) plus 3.5%. The second facility carries interest at the rate of PRIME (4.0% at December 31, 2003) plus 1.25%, floating.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at December 31, 2003.

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

The following are our contractual obligations as of December 31, 2003 are as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations	$157,500	$67,500	$90,000	$—	$—
Capitalized lease obligations	—	—	—	—	—
Operating lease obligations(1)	5,240,307	504,508	1,539,531	1,067,000	2,129,268
Purchase obligations	—	—	—	—	—
Totals	$5,397,807	$572,008	$1,629,531	$1,067,000	$2,129,268

(1)          Operating leases include our office space in the U.S. and the U.K. Total rental expense under these leases for fiscal year 2002 was $263,342.

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares effective for financial instruments entered into or modified after May 31, 2003. As the Company does not have any of these types of instruments outstanding, the adoption of this statement did not have any impact upon the Company’s Consolidated Financial Statements.

In December 2003, the FASB issued Staff Position (FSP) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. The FSP concludes that companies will be permitted to recognize that amount for year-end 2003 financial statements pursuant to FAS 106 or to delay having to report the effects of the Act until remaining questions are resolved. Management does not believe the adoption of this statement will have any impact upon the Company’s Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Optelecom’s discussion and analysis of its financial condition and results of operations are based upon Optelecom’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Optelecom to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Optelecom evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. Optelecom bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider certain accounting policies related to revenue recognition, valuation of accounts receivable, inventory,  stock-based compensation and income taxes to be critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of

Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K.

Revenue Recognition—Revenue from commercial sales is recognized when product is shipped and accepted. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Optelecom follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Beginning December 2002, the Company established a warranty reserve for expenses associated with future warranty claims. This reserve is updated on a quarterly basis.

Allowance for Doubtful Accounts—Optelecom maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer such as collection history and the results of credit inquiries. If the financial condition of Optelecom’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Income Taxes—The company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2003 and 2002,  the company had deferred tax assets in excess of deferred tax liabilities of $1.7 million and $1.6 million, respectively. For the reasons cited below, at December 31, 2003 and 2002, management determined that it is more likely than not that $1.7 million and $0.0 million, respectively, of such assets will be realized, resulting in a valuation allowance of $0.0 million and $1.6 million, respectively.

The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The company has used tax planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

Approximately $4.8 million of future taxable income (predominately U.S.) ultimately is needed to realize the net deferred tax assets at December 31, 2003. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect the company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, loss of market share, delays in product availability or technological obsolescence.

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income taxes have been made for all years.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the twelve months ended December 31, 2003 and 2002. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company’s foreign subsidiary, Paragon. The Company believes this risk is immaterial.

Optelecom currently has no bank line-of-credit with aggregate maximum borrowings. Optelecom has not entered into any hedging arrangements with respect to any prior interest obligations under these lines of credit.

CERTAIN RISKS OF FOREIGN OPERATIONS

In December 1997, Optelecom purchased OEL (formerly Paragon Audio Visual), which operates primarily in countries outside the United States and is subject to certain risks such as currency exchange rates. There can be no assurances that these factors will not have an adverse impact on our future international sales or operating results. We do not currently enter into foreign currency hedging transactions and therefore may be exposed to possible losses on international transactions.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Stockholders of Optelecom, Inc.
Gaithersburg, Maryland

We have audited the accompanying consolidated balance sheet of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON, LLP

Baltimore, Maryland
February 20, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Stockholders of Optelecom, Inc.
Gaithersburg, Maryland

We have audited the accompanying consolidated balance sheets of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule for the  year ended December 31, 2002 listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG, LLP

McLean, Virginia
February 14, 2003

INDEPENDENT AUDITORS’ OPINION

To the Board of Directors and
Stockholders of Optelecom, Inc.
Gaithersburg, Maryland

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Optelecom, Inc. and subsidiaries (“the Company”) for the year ended December 31, 2001. Our audit also included the consolidated financial statement schedule of valuation and qualifying accounts as of and for the year ended December 31, 2001. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 8, 2002

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,387,866	$47,988
Accounts and contracts receivable, net	2,834,956	3,164,721
Inventories, net	2,661,000	2,453,201
Deferred tax asset—current	1,069,479	—
Prepaid expenses and other current assets	340,078	182,900
Total current assets	8,293,379	5,848,810
Property and equipment, net	1,350,366	522,983
Restricted certificate of deposit	129,368	129,368
Deferred tax asset—non-current	658,784	—
Other assets	—	126,062
TOTAL ASSETS	$10,431,897	$6,627,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,052,410	$971,416
Accrued payroll	315,889	255,096
Commissions payable	287,767	369,197
Bank line-of-credit payable	—	576,079
Current portion of leases payable	—	1,006
Current portion of notes payable	67,500	—
Other current liabilities	587,835	786,596
Total current liabilities	2,311,401	2,959,390
Notes and leases payable	90,000	—
Security deposits payable	11,526
Deferred rent liability	62,494	—
Total liabilities	2,475,421	2,959,390
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,114,898 and 2,877,891 shares as of 2003 and 2002, respectively	93,446	86,336
Additional paid-in capital	10,942,206	10,152,729
Other comprehensive income	(19,672)	41,538
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(1,794,457)	(5,347,723)
Total stockholders’ equity	7,956,476	3,667,833
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,431,897	$6,627,223

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2003	2002	2001
Revenues	$17,119,658	$14,908,554	$13,176,919
Cost of goods sold	7,836,377	6,810,017	6,903,386
Gross profit	9,283,281	8,098,537	6,273,533
Operating expenses:
Engineering	1,370,933	1,145,532	1,451,913
Selling and marketing	2,817,327	2,605,130	2,423,415
General and administrative	3,122,686	2,735,756	3,142,262
Total operating expenses	7,310,946	6,486,418	7,017,590
Income (loss) from operations	1,972,335	1,612,119	(744,057)
Other income (expense):
Interest expense, net	(10,346)	(90,864)	(189,528)
Other income	—	139,540	—
Total other income (expense)	(10,346)	48,676	(189,528)
Income (loss) before income taxes	1,961,989	1,660,795	(933,585)
Benefit (provision) for income taxes	1,591,277	(16,675)	—
Net income (loss)	$3,553,266	$1,644,120	$(933,585)
Basic earnings (loss) per share	$1.18	$0.58	$(0.33)
Diluted earnings (loss) per share	$1.11	$0.56	$(0.33)
Weighted average common shares outstanding—basic	3,019,279	2,850,587	2,825,651
Weighted average common shares outstanding—diluted	3,197,807	2,940,026	2,825,651
Net income (loss)	$3,553,266	$1,644,120	$(933,585)
Foreign currency translation	(61,210)	(185,591)	24,233
Comprehensive income (loss)	$3,492,056	$1,458,529	$(909,352)

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2003	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$3,553,266	$1,644,120	$(933,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	332,822	360,927	425,125
Loss (gain) on disposal of equipment	—	8,110	(294)
Write off discount on common stock	—	11,161	—
Accounts receivable provision	(54,356)	54,697	49,982
Inventory provision	(24,005)	(48,704)	92,833
Stock based compensation	—	6,432	2,102
Deferred rent	62,494	(33,111)	(44,568)
Deferred tax asset	(1,624,158)	—	—
Change in assets and liabilities:
Accounts and contracts receivable	384,120	(741,373)	943,740
Inventories	(183,794)	391,151	(1,085,789)
Prepaid expenses and other assets	(157,178)	(45,502)	(26,317)
Restricted certificates of deposit	—	—	(129,368)
Other assets	126,062	(126,062)	144,691
Accounts payable	80,994	(275,667)	189,788
Other current liabilities	(219,399)	624,609	58,589
Net cash provided by (used in) operating activities	2,276,868	1,830,788	(313,071)
Cash Flows From Investing Activities
Proceeds from sale of equipment	—	5,841	—
Security deposit	11,526	—	—
Capital expenditures	(980,205)	(123,510)	(90,849)
Net cash used in investing activities	(968,679)	(117,669)	(90,849)
Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	2,020,551	11,406,756	12,406,384
Payments on bank line-of-credit payable	(2,596,630)	(12,506,542)	(11,399,055)
Payments on notes payable and capital leases	(23,506)	(543,777)	(837,510)
Proceeds from issuance of common stock	58,636	64,226	33,809
Proceeds from exercise of stock options	633,847	40,928	1,000
Net cash provided by (used in) financing activities	92,898	(1,538,409)	204,628
Effect of exchange rates on cash and cash equivalents	(61,210)	(185,591)	24,233
Net increase (decrease) in cash and cash equivalents	1,339,878	(10,881)	(175,059)
Cash and cash equivalents—beginning of period	47,988	58,869	233,928
Cash and cash equivalents—end of period	$1,387,866	$47,988	$58,869
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$15,436	$105,895	$186,287
Cash paid during the year for income taxes	$36,374	$—	$—
Supplemental information on non-cash investing and financing activities:
Notes and capital lease obligations incurred for new equipment	$180,000	$4,800	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Number of Shares	Common Stock	Discount on Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2001	2,809,725	$84,292	$(11,161)	$10,033,138	$(26,862)	$(6,058,258)	$202,896	$(1,265,047)	$2,958,998
Common stock issued from exercise of options	500	15	—	985	—	—	—	—	1,000
Common stock issued from employee stock purchase plan	23,096	693		33,116	—	—	—	—	33,809
Foreign currency translation	—	—	—	—	—	—	24,233	—	24,233
Stock based compensation	—	—	—	—	14,682	—	—	—	14,682
Forfeiture of stock options	—	—	—	(18,328)	5,748	—	—	—	(12,580)
Net loss	—	—	—	—	—	(933,585)	—	—	(933,585)
BALANCE, DECEMBER 31, 2001	2,833,321	85,000	(11,161)	10,048,911	(6,432)	(6,991,843)	227,129	(1,265,047)	2,086,557
Common stock issed from exercise of options	25,420	761	—	63,465	—	—	—	—	64,226
Common stock issued from employee stock purchase plan	19,150	575		40,353	—	—	—	—	40,928
Foreign currency translation	—	—	—	—	—	—	(185,591)	—	(185,591)
Stock based compensation	—	—	—	—	6,432	—	—	—	6,432
Write off discount on stock	—	—	11,161	—	—	—	—	—	11,161
Net income	—	—	—	—	—	1,644,120	—	—	1,644,120
BALANCE, DECEMBER 31, 2002	2,877,891	86,336	—	10,152,729	—	(5,347,723)	41,538	(1,265,047)	3,667,833
Common stock issued from exercise of options and warrants	224,014	6,720	—	627,126	—	—	—	—	633,846
Common stock issued from employee stock purchase plan	10,993	330		52,181	—	—	—	—	52,511
Stock awards	2,000	60	—	20,920	(14,855)	—		—	6,125
Foreign currency translation	—	—	—	—		—	(61,210)	—	(61,210)
Tax benefit from exercise of options	—	—	—	104,105	—	—	—	—	104,105
Net income	—	—	—	—	—	3,553,266	—	—	3,553,266
BALANCE, DECEMBER 31, 2003	3,114,898	$93,446	$—	$10,957,061	$(14,855)	$(1,794,457)	$(19,672)	$(1,265,047)	$7,956,476

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company designs, manufactures and markets video communication products, specializing in transmission and distribution equipment for the delivery of real time video.

Optelecom reorganized its operations during 2003 into two operating segments: the Communication Products Division  (CPD) and the Electro-optics Technology Unit (EO). CPD develops, manufactures, and sells optical fiber based data communication equipment to both commercial and government clients. EO fabricates precision-wound coils of optical fiber used in fiber optic gyroscopes and manufactures innovative optical devices under contract, primarily to government and defense industry customers. Segment information for all prior periods has been restated to conform to the current presentation.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Optelecom UK Limited (Optelecom UK), and Optelecom Europe Limited. All significant inter-company transactions and balances have been eliminated.

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

Accounts Receivable—Accounts receivable potentially subject the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

Revenue Recognition—Revenue from commercial sales is recognized when product is shipped. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. Shipping and handling fees and the related costs are recorded as components of cost of goods sold.

Product Warranty—In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Beginning in July 2002 the Company offers a lifetime warranty on its products. Prior to 2002 the warranty period was limited to four years. Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

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

Property, Equipment, and Depreciation—Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the assets, whichever is shorter. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets—The Company periodically reviews the carrying value of long-lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount which the carrying amount of the assets exceeds their fair value. No such impairment losses were recorded during 2003, 2002 or 2001.

Research and Development Costs—Research and development costs are expensed as incurred as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $979,000, $847,000 and $958,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes—The Company accounts for income taxes using the asset and liability approach as defined by FASB No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities based on expected tax rates at the point the items are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation—The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, in accounting for its employee stock options and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). APB 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. FAS 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of FAS 123.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (FAS 148). FAS 148 amends FAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Standard are effective for fiscal years ending after December 15, 2002, and have been incorporated into these financial statements and accompanying footnotes.

Stock-based compensation related to options granted to nonemployees is accounted for using the fair value method in accordance with the SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2003	2002	2001
Net income (loss), as reported	$3,553,266	$1,644,120	$(933,585)
Less: Stock-based employee compensation costs, net of income tax, as if fair value method had been applied	(405,601)	(175,438)	(142,056)
Net income (loss) pro forma	$3,147,665	$1,468,682	$(1,075,641)
Basic income (loss) per share:
As reported	$1.18	$0.58	$(0.33)
Pro forma	$1.04	$0.52	$(0.38)
Diluted income (loss) per share:
As reported	$1.11	$0.56	$(0.33)
Pro forma.	$0.98	$0.50	$(0.38)

The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The weighted-average fair value of options granted during 2003, 2002, and 2001 was $5.89, $3.15 and $1.67 respectively. The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	122%	129%	118%
Risk-free interest rate	2.27%	2.39%	3.99%
Average expected life	4 years	4 years	4 years

Foreign Currency Translation—The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the current exchange rate in effect at the end of the year. The gains and losses that result from this process, and gains and losses on inter-company transactions that are long-term in nature and that the Company does not intend to repatriate, are shown in the foreign currency translation adjustment balance in the stockholder’s equity section of the balance sheet. The revenue and expense accounts of the foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the year.

Cash and Cash Equivalents—The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Certificate of Deposit—The Company has provided a performance bond in relation to a contract which is secured by a letter of credit in the amount of $129,368. This letter of credit is fully collateralized by a certificate of deposit. The certificate of deposit is redeemable by the Company upon the satisfactory completion of the contract in 2005.

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments, which include cash equivalents, trade receivables, accounts payables and accrued expenses, and the revolving credit agreement approximate their fair values due to the short maturities.

Earnings Per Share—Basic earnings per share is computed by dividing net income (loss) by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic earnings per share. Diluted earnings per share is computed by dividing net income (loss) by weighted average shares and common equivalent shares outstanding.

The computation of weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Basic Earnings (Loss) Per Share:
Earning (loss) available to common stockholders	$3,553,266	$1,644,120	$(933,585)
Weighted average common shares outstanding	3,019,279	2,850,587	2,825,651
Basic earnings (loss) per share	$1.18	$0.58	$(0.33)
Diluted Earnings (Loss) Per Share:
Earning (loss) available to common stockholders	$3,553,266	$1,644,120	$(933,585)
Weighted average common shares outstanding	3,019,279	2,850,587	2,825,651
Effect of stock options and warrants	178,528	89,439	—
Diluted Shares	3,197,807	2,940,026	2,825,651
Diluted earnings (loss) per share	$1.11	$0.56	$(0.33)

Options outstanding for 5,486 shares for 2001 are excluded from the calculation of weighted average common shares—dilutive because they are anti-dilutive as a result of the Company’s net loss in 2001.

Recent Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares effective for financial instruments entered into or modified after May 31, 2003. As the Company does not have any of these types of instruments outstanding, the adoption of this statement did not have any impact upon the Company’s Consolidated Financial Statements.

In December 2003, the FASB issued Staff Position (FSP) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. The FSP concludes that companies will be permitted to recognize that amount for year-end 2003 financial statements pursuant to FAS 106 or to delay having to report the effects of the Act until remaining questions are resolved. Management does not believe the adoption of this statement will have any impact upon the Company’s Consolidated Financial Statements.

2. ACCOUNTS AND CONTRACTS RECEIVABLE

Accounts and contracts receivable consisted of the following at December 31:

	2003	2002
Accounts and contracts receivable	$2,937,040	$3,321,160
Less: Allowance for doubtful accounts	(102,084)	(156,439)
	$2,834,956	$3,164,721

3. INVENTORIES

Inventories consisted of the following at December 31:

	2003	2002
Production materials	$1,637,331	$1,367,886
Work in process	414,639	210,637
Finished goods	889,022	1,178,674
Allowance for obsolescence	(279,992)	(303,996)
Net	$2,661,000	$2,453,201

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2003	2002
Laboratory equipment	$1,695,428	$1,362,570
Office equipment	1,998,705	1,894,916
Furniture and fixtures	83,159	75,018
Leasehold improvements	500,199	572,449
Computer hardware and software	99,806	—
	4,377,297	3,904,953
Less accumulated depreciation and amortization	(3,026,931)	(3,381,970)
Net property and equipment	$1,350,366	$522,983

Assets under capital leases are included in the above categories and consisted of the following:

	2003	2002
Laboratory equipment	$85,171	$85,171
Office equipment	52,389	63,437
	137,560	148,608
Less accumulated amortization	(92,915)	(95,273)
Net assets under capital leases	$44,645	$53,335

Depreciation expense was $332,822, $360,927 and $425,125 for the years ended December 31, 2003, 2002 and 2001, respectively.

5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at December 31:

	2003	2002
Accrued expenses	$400,568	$339,087
Income taxes payable	20,782	16,675
Other current liabilities	166,485	430,834
Other current liabilities	$587,835	$786,596

6.  INCOME TAXES

The components of income from continuing operations before income taxes consisted of the following for the years ended December 31:

	2003	2002	2001
U.S. Operations	$1,621,094	$1,910,125	$(508,363)
Non-U.S. Operations	340,895	(249,150)	(425,222)
	$1,961,989	$1,660,975	$(933,585)

The components of the expense (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

Current expense (benefit)	2003	2002	2001
U.S. Operations	$27,153	$16,675	$—
Non-U.S. Operations	—	—	—
	$27,153	$16,675	$—

Deferred expense (benefit)	2003	2002	2001
U.S. Operations	$(1,324,455)	$—	$—
Non-U.S. Operations	(293,975)	—	—
	$(1,618,430)	$—	$—
Total	$(1,591,277)	$16,675	$—

The difference between the federal income tax expense (benefit) and the amount computed applying the statutory federal income tax rate are summarized as follows for the years ended December 31:

	2003	2002	2001
United States Federal tax at statutory rates	34.0%	34.0%	34.0%
(Reduction) increase of taxes:
State taxes, net of federal benefit	1.9	3.3	2.6
Valuation allowance related to net deferred tax assets	(116.8)	(45.1)	(17.1)
Income from foreign subsidiary	—	7.8	(15.5)
Life insurance	—	—	(4.2)
Other	(0.2)	(1.1)	0.2
Effective income tax rate	(81.1)%	(1.1)%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows:

	2003	2002
Gross deferred tax assets:
Excess book depreciation	$97,215	$100,120
Inventory	199,256	92,905
Accrued vacation	60,329	50,321
Deferral of rent expense	22,898	—
Bad debt reserve	41,676	57,319
Accrued warranty reserve	22,294	—
Tax credits	311,792	—
Other	1,979	121,501
Net operating loss—non-US	191,818	—
Net operating loss	779,006	1,193,802
Gross deferred tax assets	1,728,263	1,615,968
Less: valuation allowance	—	(1,615,968)
Net deferred tax assets	1,728,263	—
Gross deferred tax liabilities:
Other	(5,730)	—
Net deferred tax assets	$1,722,533	$—

As of December 31, 2003, Optelecom had tax effected net operating loss and business tax credit carryforwards of approximately $779,000 and $267,000, respectively, for US income tax purposes. These carryforwards begin to expire in the year 2020. The Company also had tax credit carryforwards available for alternative minimum tax purposes of approximately $45,000, which do not expire. The use of these net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change of ownership as determined by the Internal Revenue Service. The effects of potential ownership changes, if any, have not been analyzed by the Company. Additionally, as of December 31, 2003, Optelecom had tax effected net operating loss carryforwards in jurisdictions outside the United States of approximately $192,000, which carry forward indefinitely.

In evaluating the Company’s ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. Based on the weight of the positive and negative evidence and the information available, Optelecom believes that it is more likely than not that its deferred tax assets will be realized.

7.  NOTES PAYABLE TO BANK

Under its current banking facility, the Company has the ability to borrow up to $3.5 million under its existing bank line-of-credit as of December 31, 2003, provided there are sufficient accounts receivable and inventory,. This facility consists of two components:  (a) a demand working capital line of credit which will enable the Company to borrow up to the lesser of $3.0 million or the borrowing base; and (b) a $500,000 transaction specific revolving demand export line of credit for short-term financing. The amount available will be the lesser of $500,000 or the borrowing base. The Company’s borrowing base under the first facility equals the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000. The Company’s borrowing base under the second facility equals the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.

The first facility carries interest at the rate of LIBOR (1.46% at December 31, 2003) plus 3.5%. The second facility carries interest at the rate of PRIME (4.0% at December 31, 2003) plus 1.25%, floating.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at December 31, 2003.

The Company had a promissory note agreement with a bank that was collateralized by substantially all the assets and contracts of the Company. The original note principal was $2,500,000 and was payable in monthly installments of $62,500 through August 2002, with interest payable monthly at the rate of prime plus 1%. The principal balance was repaid during 2002.

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

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company’s operating lease for the corporate office and manufacturing facilities expired August 31, 2002 and the Company negotiated a lease extension through March, 2003. In November 2002, the Company entered into a lease to occupy a new facility located in Germantown, Maryland. As an inducement to enter the new lease, the Company received certain incentives such as rent abatement. Additionally, the lease provides for scheduled rent increases. These lease incentives will be amortized over the lease period. Rent expense is being recognized on a straight-line basis.

Optelecom Europe, Ltd. has leases for office and sales facilities, which expire in June, 2006.

As of December 31, 2003, future net minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year Ended December 31:
2004	$504,508
2005	517,175
2006	511,332
2007	511,024
2008	525,617
Thereafter	2,670,651
$5,240,307

Rental expense was $530,478, $263,642 and $261,627 in 2003, 2002 and 2001, respectively.

During 2003 and 2002, Optelecom leased office and laboratory equipment and a motor vehicle. These leases have terms ranging from one to five years and were recorded as operating and capital leases. The future minimum payments under these leases are $28,892.

Legal Proceedings—From time to time, Optelecom is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report Optelecom is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, financial condition or results of operations.

9.  STOCKHOLDERS’ EQUITY

Common Stock—During 2002 and 2003, proceeds from the exercise of stock options were $40,928 and $633,847, respectively.

Director’s Stock Compensation—Each non-employee Director receives stock options to purchase 1,000 shares of common stock for each board meeting attended either in person or by telephone. Additionally, each non-employee Director is granted 1,000 shares of restricted common stock at the closing price on the date of the annual shareholders’ meeting.

Stock Options—The 2000 Nonqualified Employee Stock Option Plan was terminated and rolled into the 2002 Incentive Stock Option Plan. The Company issued 23,400 options under the 2000 Plan. The exercise price of each option was the fair market value of the stock at the grant date. Options are exercisable after one year from the date of grant and in equal increments over four years. Options expire five years from the date of grant and, in most cases, upon termination of employment.

The 2002 Incentive Stock Option Plan provides for up to 276,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to the Company. There were 143,399 options available for future grant at December 31, 2003. The exercise price of each option is the fair market value of the stock at the grant date. Options are 25% exercisable at the grant date, 75% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.

A summary of stock option activity for the Non-qualified Employee and Incentive Stock Option Plans during the years ended December 31 is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	164,938	$3.72	176,801	$4.37	293,937	$4.55
Granted	103,851	5.30	39,700	3.95	42,800	2.06
Exercised	72,764	3.73	16,169	2.36	500	2.00
Canceled	8,475	5.45	35,394	7.79	159,436	4.17
Outstanding, end of year	187,550	$4.51	164,938	$3.72	176,801	$4.37
Exercisable options, December 31	72,915	$4.31	82,971	$4.05	84,641	$5.45

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.44 to $3.25	48,781	2.28	$2.37	26,557	$2.44
$3.38 to $4.65	18,012	1.89	3.55	9,212	3.58
$4.66 to $4.66	83,207	4.02	4.66	15,821	4.66
$4.77 and above	37,550	3.26	7.40	21,325	6.69
	187,550	3.21	$4.51	72,915	$4.31

The 2001 Nonqualified Director Stock Option Plan provides for up to 200,000 shares available for grant. Under this plan, each non-employee director who attends a Board of Directors meeting is granted an option to purchase 1,000 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter. There were 144,500 options available for future grant at December 31, 2003.

A summary of stock option activity for the Non-qualified Director Plan during the year ended December 31 is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	91,250	$3.85	83,000	$3.68	57,750	$4.55
Granted	15,500	9.81	17,000	3.74	26,750	2.32
Exercised	51,250	3.18	8,750	2.98	—	—
Canceled	—	—	—	—	1,500	3.50
Outstanding, end of year	55,500	$6.14	91,250	$3.85	83,000	$3.68
Exercisable options, December 31	55,500	$6.14	91,250	$3.85	83,000	$3.68

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.75 to $2.61	15,000	2.64	$2.34	15,000	$2.34
$2.74 to $4.88	15,250	1.95	3.73	15,250	3.73
$5.00 to $10.49	14,750	3.40	7.08	14,750	7.08
$10.82 and above	10,500	3.25	13.75	10,500	13.75
	55,500	2.77	$6.14	55,500	$6.14

10.  EMPLOYEE BENEFIT PLANS

The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of four years from the date of entry into the plan (date of employment). Under the plan, the Company’s contribution is determined annually by the Board of Directors and is funded as accrued. There was no profit-sharing expense for 2003, 2002 and 2001.

The Company also has a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company’s full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $84,318, $59,036 and $69,127 in 2003, 2002 and 2001, respectively.

11.  BUSINESS SEGMENT INFORMATION

Description of the Types of Products from which each Segment Derives its Revenues

The Company manages its operations in two segments: the Communication Products Division which develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients, and the Electro-Optics Division which is focused on Interferometric Fiber Optic Gyro coils.

Measurement of Segment Profit of Loss and Segment Assets

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. Inter-segment sales at current market prices.

Factors Management Used to Identify the Company’s Reportable Segments

The Company’s reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies. The following table summarizes revenues, depreciation and amortization, operating income, total assets, and capital expenditures by business segment for fiscal 2003, 2002, and 2001:

	Year ended December 31, 2003
	Communication Products Division	Electro- Optics Division	Total
Revenues	$15,327,411	$1,792,247	$17,119,658
Depreciation and amortization	332,822	—	332,822
Income from operations	1,427,838	544,497	1,972,335
Assets	9,190,104	306,424	9,496,528
Capital expenditures	1,160,205	—	1,160,205

	Year ended December 31, 2002
	Communication Products Division	Electro- Optics Division	Total
Revenues	$13,665,771	$1,242,783	$14,908,554
Depreciation and amortization	360,927	—	360,927
Income from operations	1,235,680	376,439	1,612,119
Assets	6,312,719	314,504	6,627,223
Capital expenditures	123,511	—	123,511

	Year ended December 31, 2001
	Communication Products Division	Electro- Optics Division	Total
Revenues	$12,124,288	$1,052,631	$13,176,919
Depreciation and amortization	425,125	—	425,125
Income from operations	(980,252)	236,195	(744,057)
Assets	6,076,513	297,166	6,373,679
Capital expenditures	90,849	—	90,849

Reconciliation of operating profit by segment to net income before benefit (provision) for income taxes:

	2003	2002	2001
Operating income (loss) by segment	$1,972,335	$1,612,119	$(744,057)
Interest expense—line of credit	(11,483)	(77,442)	(109,019)
Interest expense—long term notes	(3,465)	(13,422)	(80,509)
Other income (expense)	4,602	139,540	—
Total other income (expense)	(10,346)	48,676	(189,528)
Income (loss) before provision for income taxes	$1,961,989	$1,660,795	$(933,585)

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

Significant Customers and Foreign Exports

Optelecom does most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 2003, five commercial customers accounted for a total of 21% of sales with no one customer accounting for more than 10% of sales. In 2002, five commercial customers accounted for a total of 22% of sales with no one customer accounting for more than 10% of sales. In 2001, five commercial customers accounted for a total of 29% of sales with one customer accounting for more than 10% of sales.

Included in the Communication Products’ revenues are export sales of $1,462,967, $3,260,000 and $3,407,000 for 2003, 2002, and 2001, respectively. Additionally, the Communication Products Division has operations in Europe through its Optelecom Europe, Ltd. subsidiary and it had sales of $3,224,158, $1,881,219 and $2,258,452 for 2003, 2002 and 2001, respectively. Long-lived assets reported for the Optelecom Europe, Ltd. are located in the United Kingdom. All long-lived assets for the Communication Products segment are located in the United States.

12.  QUARTERLY INFORMATION (UNAUDITED)

The following unaudited information sets forth our results of operations on a quarterly basis for the two years ended December 31, 2003 and 2002:

	March 31	June 30	September 30	December 31
	(amounts in thousands except per share data)
2003:
Revenues, net	$3,488	$4,176	$4,499	$4,957
Gross profit	1,966	2,490	2,507	2,320
Operating income	376	544	660	392
Net income	369	536	645	2,003
Earnings per share—basic	$0.13	$0.18	$0.21	$0.64
Earnings per share—diluted	$0.12	$0.17	$0.20	$0.62
2002:
Revenues, net	$3,306	$3,328	$3,726	$4,549
Gross profit	1,750	1,856	2,169	2,324
Operating (loss) income	232	251	533	596
Net (loss) income	204	225	515	700
Earnings per share—basic	$0.07	$0.08	$0.18	$0.25
Earnings per share—diluted	$0.07	$0.08	$0.18	$0.23

Item 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.   CONTROLS AND PROCEDURES

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s senior management to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect our internal control over financial reporting subsequent to the date we conducted the above-described evaluation. The Company is currently reviewing the new internal controls documentation and attestation requirements regarding Rule 404 of the Sarbanes Oxley Act of 2002 and is confident that it will fully comply with such requirements.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item regarding directors and executive officers is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors and employees including, our principal executive officer and principal financial officer and all of our employees performing financial and accounting functions. Our Code of Ethics is posted to our website www.optelecom.com and may be found under the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.

Item 11.   EXECUTIVE COMPENSATION

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Section entitled “Executive Compensation” and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No response is required to this item.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Section entitled “Selection of the Auditor” and is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Number	Description
(a)	The following documents are filed as a part of this report:
(1)	All financial statements;

The consolidated financial statements of the Company and its subsidiaries on pages 22 through 25 hereof and the reports thereon of Grant Thornton LLP, Ernst & Young LLP and Deloitte & Touche LLP appearing on pages 19, 20 and 21 hereof.

(2)	Financial Statement Schedule

Schedule II for the year ended December 31, 2003 and the report thereon of Grant Thornton LLP, Ernst & Young LLP and Deloitte & Touche LLP appearing on pages  19, 20 and 21 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

(3)	Exhibits
	3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-K filed March 31, 1998)
	3.2	By-Laws (Incorporated by reference from Form 10-K filed March 31, 1998)
	21	List of Subsidiaries
	23.1	Consent of Grant Thornton LLP—Independent Certified Public Accountants
	23.2	Consent of Ernst & Young LLP—Independent Certified Public Accountants
	23.3	Consent of Deloitte & Touche LLP—Independent Certified Public Accountants
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTELECOM, INC.
Date: March 29, 2004	By	/s/ Edmund Ludwig
Edmund Ludwig
Director and President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM, INC.
Date: March 29, 2004	By	/s/ Carl Rubbo, Jr.
Carl Rubbo, Jr.
Director
Date: March 29, 2004	By	/s/ David R. Lipinski
David R. Lipinski
Director
Date: March 29, 2004	By	/s/ James Armstrong
James Armstrong
Director and Chief Financial Officer

SCHEDULE II

OPTELECOM, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Charged to
	Balance at Beginning of Period	Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$303,996	$266,412	$(290,417)	$279,991
Allowance for uncollectible accounts receivable	156,439	77,350	(131,706)	102,084
Valuation allowance for deferred tax assets	1,449,630	—	(1,449,630)	—
Year Ended December 31, 2002:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	352,700	150,434	(199,138)	303,996
Allowance for uncollectible accounts receivable	101,742	104,481	(49,784)	156,439
Valuation allowance for deferred tax assets	2,760,817	—	(1,311,187)	1,449,630
Year Ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	259,867	92,833	—	352,700
Allowance for uncollectible accounts receivable	51,760	211,087	(161,105)	101,742
Valuation allowance for deferred tax assets	2,760,817	—	—	2,760,817