Form 10-Q
period 2004-03-31
OPTELECOM INC
filed 2004-05-14
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004
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

Yes ☒    No ☐

At May 12, 2004, the registrant had outstanding 3,161,980 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 and DECEMBER 31, 2003

	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,171,811	$1,387,866
Accounts and contracts receivable, net	2,487,994	2,834,956
Inventories, net	2,961,221	2,661,000
Deferred tax asset—current	931,133	1,069,479
Prepaid expenses and other current assets	363,445	340,078
Total current assets	7,915,604	8,293,379

Property and equipment, net	1,531,531	1,350,366
Restricted certificate of deposit	134,759	129,368
Deferred tax asset—non-current	658,784	658,784
Other assets	3,912	—
TOTAL ASSETS	$10,244,590	$10,431,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$692,577	$1,052,410
Accrued payroll	430,245	315,889
Commissions payable	172,145	287,767
Current portion of notes payable	45,000	67,500
Other current liabilities	324,345	587,835
Total current liabilities	1,664,312	2,311,401
Notes and leases payable	90,000	90,000
Security deposits payable	11,526	11,526
Deferred rent liability	94,577	62,494
Total liabilities	1,860,415	2,475,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,150,993 and 3,114,898 shares as of March 31, 2004 and December 31, 2003, respectively	94,529	93,446
Additional paid-in capital	11,075,487	10,942,206
Other comprehensive loss	(29,763)	(19,672)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(1,491,031)	(1,794,457)
Total stockholders’ equity	8,384,175	7,956,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,244,590	$10,431,897

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2004	2003

Revenues	$4,180,123	$3,488,386
Cost of goods sold	1,769,016	1,522,235
Gross profit	2,411,107	1,966,151

Operating expenses:
Engineering	371,499	302,005
Selling and marketing	688,337	513,154
General and administrative	909,779	775,151
Total operating expenses	1,969,615	1,590,310

Income from operations	441,492	375,841

Other income (expense):
Interest income (expense), net	2,487	(7,319)
Other income	5,391	—
Total other income (expense)	7,878	(7,319)

Income before income taxes	449,370	368,522
Provision for income taxes	145,945	—
Net income	$303,425	$368,522
Basic earnings per share	$0.10	$0.13
Diluted earnings per share	$0.09	$0.12
Weighted average common shares outstanding—basic	3,127,520	2,892,695
Weighted average common shares outstanding—diluted	3,256,489	3,067,053

Net income	$303,425	$368,522
Foreign currency translation	(10,091)	36,929
Comprehensive income	$293,334	$405,451

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2004	2003
Cash Flows From Operating Activities
Net income	$303,425	$368,522
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	102,888	66,919
Accounts receivable provision	358	880
Inventory provision	(69,979)	(15,926)
Stock based compensation	2,625	—
Deferred rent	32,083	11,363
Deferred tax asset	138,346	—
Change in assets and liabilities:
Accounts and contracts receivable	346,604	1,053,932
Inventories	(230,242)	(190,467)
Prepaid expenses and other assets	(23,367)	(37,227)
Other assets	(3,912)	—
Accounts payable	(359,833)	(317,415)
Other current liabilities	(264,756)	(419,851)
Net cash (used in) provided by operating activities	(25,760)	520,730

Cash Flows From Investing Activities
Capital expenditures	(283,486)	(270,692)
Net cash used in investing activities	(283,486)	(270,692)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	—	2,020,551
Payments on bank line-of-credit payable	—	(2,596,630)
Borrowings on notes payable	—	180,000
Payments on notes payable and capital leases	(22,500)	(1,200)
Increase in certificate of deposit	(5,391)	—
Proceeds from issuance of common stock	22,700	17,839
Proceeds from exercise of stock options	109,039	112,651
Net cash provided by (used in) financing activities	103,848	(266,789)
Effect of exchange rates on cash and cash equivalents	(10,657)	36,929
Net (decrease) increase in cash and cash equivalents	(216,055)	20,178
Cash and cash equivalents—beginning of period	1,387,866	47,988
Cash and cash equivalents—end of period	$1,171,811	$68,166

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$9,996
Cash paid during the period for income taxes	$28,012	$15,200

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.               Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although Optelecom, Inc. (the Company) believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003.

The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year.

2.               Inventory

Inventories consisted of the following:

	March 31, 2004	December 31, 2003
Production materials	$1,626,996	$1,637,331
Work in process	262,249	414,639
Finished goods	1,281,988	889,022
Allowance for obsolescence	(210,012)	(279,992)
Net	$2,961,221	$2,661,000

3.               Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options and warrants, provided they are not antidilutive.  The following is a reconciliation of the basic and diluted earnings per share.

	Three Months ended March 31,
	2004	2003
Basic Earnings per Share:
Income available to common stockholders	$303,425	$368,522
Weighted average common shares – basic	3,127,520	2,892,695
Basic income per share	$0.10	$0.13

Diluted Earnings per Share:
Income available to common stockholders	$303,425	$368,522
Weighted average common shares – basic	3,127,520	2,892,695
Assumed conversion of:
Stock options	128,969	107,416
Warrants	—	66,942
Weighted average common shares – diluted	3,256,489	3,067,053
Diluted income per share	$0.09	$0.12

4.               Stock-based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, in accounting for its employee stock options and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). APB 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. FAS 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of FAS 123.

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

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months ended March 31,
	2004	2003
Net income, as reported	$303,425	$368,522
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(216,876)	(88,389)
Pro-forma net income	$86,549	$280,133

Net income per share:
Basic, as reported	$0.10	$0.13
Basic, pro-forma	$0.03	$0.10

Diluted, as reported	$0.09	$0.12
Diluted, pro-forma	$0.03	$0.09

The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

5.               Business Unit Information

The Company manages its operations in three segments:  the Communication Products Division which develops, manufactures, and sells optical fiber-based data communications equipment to both commercial and government customers; the Electro-Optics Division which is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract , primarily to government and defense industry customers; and the Integrated Systems Division which concentrates on the delivery of video content management solutions to both new and existing customers.  The Integrated Systems Division began operating in 2003 but Management currently views it as a reportable segment

	Quarter ended March 31, 2004
	Communication Products Division	Integrated Systems Division	Electro- Optics Division	Total

Revenues	$3,785,809	$14,370	$379,944	$4,180,123
Depreciation and amortization	102,888	—	—	102,888
Income (loss) from operations	384,194	(45,466)	102,764	441,492
Assets	9,979,724	—	264,866	10,244,590
Capital expenditures	283,486	—	—	283,486

	Quarter ended March 31, 2003
	Communication Products Division	Integrated Systems Division	Electro- Optics Division	Total

Revenues	$2,755,525	—	$732,861	$3,488,386
Depreciation and amortization	66,919	—	—	66,919
Income from operations	26,041	—	349,800	375,841
Assets	5,749,983	—	290,000	6,039,983
Capital expenditures	270,692	—	—	270,692

Optelecom is engaged primarily in the development, manufacture, and sale of integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations.  Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.  Geographically the majority of our revenues come from sales in the United States.  During the three months ended March 31, 2004 and 2003 revenue by geographic region was as follows:

	2004	2003
United States	$3,120,569	$2,081,571
Europe	466,394	957,766
Asia - Pacific	303,062	320,783
Other	290,098	128,266
Total	$4,180,123	$3,488,386

The increase in the U.S. region is due to higher CPD sales resulting from the Company’s expanding integrator and reseller sales channels along with increased penetration of the security and surveillance marketplace.  The decline in the European region in mainly due to lower contract R&D revenues associated with the Electro-Optics division.

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

OVERVIEW

Optelecom offers integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Optelecom currently manages its operations under three business segments: the Communication Products Division (CPD), the Electro-Optics Division (EOD), and the Integrated Systems Division (ISD).  The primary focus of the CPD is the design, manufacture and sale of optical fiber-based data communication equipment to commercial and Government clients as well as the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.  This Division is now managing the processes previously reported under the Optical Products Unit and the Copper Products Unit.  The EOD develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers.  The ISD is focused on delivering video content management solutions to both new and existing customers.  Initial product offerings in this segment will include rich media communications and networked security systems.

The CPD addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. The majority of its current and future revenues are and will be derived from several niche markets that apply the advantages of fiber optic telecommunications to their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications.  The Company plans to develop products that will take advantage of the bandwidth capacity of fiber, primarily in the area of Gigabit Ethernet and Redundant Self-Healing Ring Networks.  A common characteristic of these systems is the capability to deliver a large quantity of video feeds over a single fiber.  These products are targeted at the security and surveillance and traffic markets.

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

Integrated Systems Division offers solutions in the areas of video storage, retrieval, and rich media communications. Solutions in video storage and retrieval are targeted for the surveillance and security markets.  Rich media communications solutions are targeted for the general corporate communications, engineering and scientific, and healthcare markets.

RESULTS OF OPERATIONS

Optelecom, Inc. designs, develops, manufactures and markets high-bandwidth fiber optic-based communications systems for traffic monitoring, security / surveillance, and business video systems. Over the past two years the company has aggressively pursued several operational objectives including: 1) the expansion of a distribution network both in the United States and worldwide, 2) realization of manufacturing and process improvements and 3) implementation of a cost and asset management program.

The successful execution of these initiatives along with increased demand in our core markets has enabled the Company to significantly improve its financial condition in 2002, 2003 and 2004, as evidenced by increasing levels of profitability and positive cash flow.

The Company will continue in 2004 to work at broadening its sales channels, sustaining gross profit margins and controlling costs. To supplement the growth expected in its core business, the Company in 2003 established a new business unit called Integrated Systems. This unit will focus on delivering video content management solutions to both existing and new customers and is beginning to generate revenue in 2004.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES

Consolidated revenues for the three months ended March 31, 2004 of $4.2 million were $0.7 million or 20% higher than 2003. Revenue for the Communication Products Division increased by $1.0 million or 37%. This increase is attributed to the Company’s continued focus of increasing sales channels both domestically and internationally. Sales to integrators and end users increased substantially over the prior year quarter. While product pricing remained relatively stable between 2003 and 2004, the sales growth was attributable to increased sales orders and increased units sold.  Electro-Optics revenues decreased to $0.4 million for the first quarter of 2004 from $0.7 million in 2003 as a result of a decline in contract services revenues related to the delivery of product associated with a major contract realized during the first quarter of 2003.  This decline was partially offset by an increase in coil winding revenues from 2003 to 2004.  Integrated Systems, a new business unit, reported modest revenues from rich media services during the first quarter of 2004.

GROSS PROFIT

Consolidated gross profit was $2,411,107, or 58% for the three months ended March 31, 2004 as compared to $1,966,151, or 56% for the first quarter of 2003.  The Communication Products Division’s gross profit was $2,237,479 for the first quarter of 2004 compared to $1,484,457 in the first quarter of 2003.  The increase of $753,022 or 50% was due to higher sales, cost reductions, selective price increases  and the shift from analog to digital products.  This shift from analog to digital enables the Company to focus on the sale and manufacture of leading edge product technology which are more efficiently produced than analog products.  The gross profit of the Electro-Optic Division decreased from $481,694 in the first quarter of 2003 to $176,508 in the first quarter of 2004 primarily as a result of the higher than average revenues realized in 2003 relating to the delivery of product associated with a major contract.

OPERATING EXPENSES

Operating expenses were $1,969,615 for the quarter ended March 31, 2004 compared to $1,590,310 in 2003. This increase of $379,305 or 24% is generally indicative of the need to increase the Company’s infrastructure in order to support higher sales levels.  Engineering expenses increased from $302,005 in the first quarter of 2003 to $371,499 for the first quarter of 2004 due to increases in engineering personnel.  The addition of engineering personnel will allow the Company to more effectively respond to product development requirements.  Selling and marketing expenses increased from $513,154 in the first quarter of 2003 to $688,337 for the first quarter of 2004.  This 34% increase of $175,183 results from higher personnel, commissions and advertising costs incurred.  General and administrative costs increased from $775,151 in the first quarter of 2003 to $909,779 for the first quarter of 2004.  This 17% increase of $134,628 is primarily attributable to increases in personnel and consulting costs, and depreciation related to the expansion of plant equipment.  The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the quarter ended March 31, 2004 consisted of net interest income of $2,487 and other miscellaneous income of $5,391.  Other income (expense) for prior year quarter consisted of net interest expense of $7,319.  The reduction of interest expense from the prior year to the current year is due to the payoff of the Company’s bank line of credit in the first quarter of 2003.

FINANCIAL CONDITION

The Company’s Stockholders’ equity increased from $8.0 million at December 31, 2003 to $8.4 million at March 31, 2004 due to our recording net income, the exercise of stock options by employees and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets and accounts payable. The Company’s current ratio has increased to 4.76 at March 31, 2004 compared to 3.59 at December 31, 2003. This increase is attributed primarily to the $0.3 million increase in inventory and the $0.4 million decrease in the Company’s balance in accounts payable.

Inventory increased slightly from $2.7 million at December 31, 2003 to $3.0 million at March 31, 2004 primarily due to increases in finished goods inventories. This increase was due to the Company’s decision to increase stocking levels to meet customer requirements, primarily for the growing security and surveillance market and the pre-building of finished goods expected to ship subsequent to March 31, 2004.  As the demand for Optelecom’s products from the security marketplace continues to increase, the Company expects to increase the quantity of certain finished goods products to facilitate its ability to meet the quick delivery requirements of that marketplace.

During the first quarter of 2004 fixed asset additions were $0.28 million, compared to $0.27 million in 2003.  During 2003, as the Company’s profitability continued to improve over prior year levels, capital spending was increased in order to improve and expand on engineering and manufacturing capabilities. This trend continues into 2004.  While the Company does not currently have any capital asset purchase commitments, we anticipate an overall investment in capital expenditures of approximately $0.5 million in 2004.

The Company’s current liabilities decreased $0.6 million from $2.3 million at December 31, 2003 to $1.7 million at March 31, 2004 primarily as a result of a decrease of $0.3 million in accounts payable and $0.3 million in other current liabilities.  The Company’s deferred rent liability was increased by $0.03 million as a result of the lease term on the Company’s U.S. office space.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $0.03 million for the quarter ended March 31, 2004 compared to cash provided of $0.52 million in the first quarter of the prior year.  Our cash from operations is the result of our net income, adjustment for depreciation, amortization and other non-cash items and changes in our operating assets and liabilities.  As noted above, we increased our inventory levels in order to have items on hand to meet the delivery needs of our customers.  Should this market continue to increase, we expect to continue to increase inventory levels to meet this need.  While the increase in inventory was not the only item that impacted our operating cash flows, it was one significant component.

Cash used in investing activities was $0.3 million for the quarters ending March 31, 2003 and 2004.  The Company has maintained a comparable level of spending during the current year in its efforts to improve and expand manufacturing capabilities.

During the first quarter of 2004, financing activities provided $0.1 million in cash compared to $0.3 million used in financing activities during the first quarter of 2003.  Cash provided by financing activities during the current quarter resulted primarily from the proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan.  The use of cash in financing activities for the prior year is attributed primarily to the elimination of the bank line-of-credit of $0.6 million. Additionally, proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan totaled $0.13 million during the first quarter of 2003.

The Company has the ability to borrow up to $3.5 million under its existing bank line-of-credit as of March 31, 2004, provided there are sufficient accounts receivable and inventory. This facility consists of two components:  (a) a demand working capital line of credit which will enable the Company to borrow up to the lesser of $3.0 million or the borrowing base; and (b) a $500,000 transaction specific revolving demand export line of credit for short-term financing.  The Company’s borrowing base under the first facility equals the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000. The Company’s borrowing base under the second facility equals the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.

The first facility carries interest at the rate of LIBOR (1.34% at March 31, 2004) plus 3.5%. The second facility carries interest at the rate of PRIME (4.0% at March 31, 2004) plus 1.25%, floating.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at March 31, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the three months ended March 31, 2004 and 2003. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company’s foreign subsidiary, Optelecom Europe Limited. The Company believes this risk is immaterial.

Optelecom currently has no borrowings under its available bank lines-of-credit.  Optelecom has not entered into any hedging arrangements with respect to any prior interest obligations under these lines of credit.

Item 4.  Controls and Procedures

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6A - EXHIBITS

Exhibits are incorporated by reference to the Company’s December 31, 2003 Form 10-K

ITEM 6B - REPORTS ON FORM 8-K

February 25, 2004 – The Company filed an 8-K announcing the appointment of Mr. Urso to the Board of Directors

March 18, 2004 – The Company filed an 8-K announcing the appointment of Mr. Fatzinger to the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM, INC.

Date:	May 14, 2004	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	May 14, 2004	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer