Form 10-Q
period 2004-06-30
OPTELECOM INC
filed 2004-08-13
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

At August 12, 2004, the registrant had outstanding 3,166,918 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 and DECEMBER 31, 2003

(Unaudited)

	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,864,856	$1,387,866
Accounts and contracts receivable, net	2,518,653	2,834,956
Inventories, net	3,123,502	2,661,000
Deferred tax asset—current	762,793	1,069,479
Prepaid expenses and other current assets	267,000	340,078
Total current assets	8,536,804	8,293,379

Property and equipment, net	1,597,804	1,350,366
Restricted certificate of deposit	134,759	129,368
Deferred tax asset—non-current	682,585	658,784
Other assets	36,419	—
TOTAL ASSETS	$10,988,371	$10,431,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$987,356	$1,052,410
Accrued payroll	365,808	315,889
Commissions payable	158,727	287,767
Current portion of notes payable	45,000	67,500
Other current liabilities	450,676	587,835
Total current liabilities	2,007,567	2,311,401

Notes and leases payable	90,000	90,000
Security deposits payable	11,526	11,526
Deferred rent liability	125,191	62,494
Total liabilities	2,234,284	2,475,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,166,818 and 3,114,898 shares as of June 30, 2004 and December 31, 2003, respectively	95,004	93,446
Additional paid-in capital	11,140,462	10,942,206
Other comprehensive loss	(28,731)	(19,672)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(1,187,601)	(1,794,457)
Total stockholders’ equity	8,754,087	7,956,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,988,371	$10,431,897

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2004	2003

Revenues	$4,264,704	$4,176,293
Cost of goods sold	1,831,514	1,686,437
Gross profit	2,433,190	2,489,856

Operating expenses:
Engineering	345,664	324,966
Selling and marketing	850,448	661,231
General and administrative	788,326	959,704
Total operating expenses	1,984,438	1,945,901

Income from operations	448,752	543,955

Other income (expense):
Interest income (expense), net	591	909
Income before income taxes	449,343	544,864
Provision for income taxes	145,912	8,540
Net income	$303,431	$536,324
Basic earnings per share	$0.10	$0.18
Diluted earnings per share	$0.09	$0.17
Weighted average common shares outstanding-basic	3,160,425	2,978,943
Weighted average common shares outstanding-diluted	3,287,450	3,170,891

Net income	$303,431	$536,324
Foreign currency translation	1,032	(91,724)
Comprehensive income	$304,463	$444,600

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2004	2003

Revenues	$8,444,827	$7,664,679
Cost of goods sold	3,600,530	3,208,672
Gross profit	4,844,297	4,456,007

Operating expenses:
Engineering	717,163	626,971
Selling and marketing	1,538,785	1,174,385
General and administrative	1,698,105	1,734,855
Total operating expenses	3,954,053	3,536,211

Income from operations	890,244	919,796

Other income (expense):
Interest income (expense), net	8,469	(6,410)
Income before income taxes	898,713	913,386
Provision for income taxes	291,857	8,540
Net income	$606,856	$904,846
Basic earnings per share	$0.19	$0.31
Diluted earnings per share	$0.19	$0.29
Weighted average common shares outstanding-basic	3,143,972	2,936,057
Weighted average common shares outstanding-diluted	3,272,020	3,112,977

Net income	$606,856	$904,846
Foreign currency translation	(9,059)	(54,795)
Comprehensive income	$597,797	$850,051

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2004	2003
Cash Flows From Operating Activities
Net income	$606,856	$904,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,397	151,223
Accounts receivable provision / (benefit)	217	(7,038)
Inventory benefit	(85,612)	(5,150)
Stock based compensation	8,850	—
Deferred rent	62,697	28,406
Deferred tax asset	282,885	—
Change in assets and liabilities:
Accounts and contracts receivable	316,086	1,012.596
Inventories	(376,889)	(358,216)
Prepaid expenses and other current assets	73,078	(59,396)
Other assets	(36,419)	126,063
Accounts payable	(65,054)	(215,648)
Other current liabilities	(216,282)	(261,584)
Net cash provided by operating activities	777,810	1,316,102

Cash Flows From Investing Activities
Capital expenditures	(454,462)	(784,556)
Net cash used in investing activities	(454,462)	(784,556)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	—	2,020,551
Payments on bank line-of-credit payable	—	(2,596,630)
Borrowings on notes payable	—	180,000
Payments on notes payable and capital leases	(22,500)	(1,006)
Increase in certificate of deposit	(5,391)	—
Proceeds from issuance of common stock	36,839	34,500
Proceeds from exercise of stock options	154,126	347,779
Net cash provided by (used in) financing activities	163,074	(14,806)
Effect of exchange rates on cash and cash equivalents	(9,432)	(54,795)
Net increase in cash and cash equivalents	476,990	461,945
Cash and cash equivalents—beginning of period	1,387,866	46,012
Cash and cash equivalents—end of period	$1,864,856	$507,957

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$11,549
Cash paid during the period for income taxes	$7,500	$15,200

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

The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year.

2.               Inventory

Inventories consisted of the following:

	June 30, 2004	December 31, 2003
Production materials	$1,579,021	$1,637,331
Work in process	333,860	414,639
Finished goods	1,405,000	889,022
Allowance for obsolescence	(194,379)	(279,992)
Net	$3,123,502	$2,661,000

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

	Three Months ended June 30,
	2004	2003
Basic Earnings per Share:
Income available to common stockholders	$303,431	$536,324
Weighted average common shares – basic	3,160,425	2,978,943
Basic income per share	$0.10	$0.18

Diluted Earnings per Share:
Income available to common stockholders	$303,431	$536,324
Weighted average common shares – basic	3,160,425	2,978,943
Assumed conversion of:
Stock options	127,025	151,810
Warrants	—	40,138
Weighted average common shares – diluted	3,287,450	3,170,891
Diluted income per share	$0.09	$0.17

	Six Months ended June 30,
	2004	2003
Basic Earnings per Share:
Income available to common stockholders	$606,856	$904,846
Weighted average common shares – basic	3,143,972	2,936,057
Basic income per share	$0.19	$0.31

Diluted Earnings per Share:
Income available to common stockholders	$606,856	$904,846
Weighted average common shares – basic	3,143,972	2,936,057
Assumed conversion of:
Stock options	128,048	139,220
Warrants	—	37,700
Weighted average common shares – diluted	3,272,020	3,112,977
Diluted income per share	$0.19	$0.29

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

	Three Months ended June 30,
	2004	2003
Net income, as reported	$303,431	$536,324
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(245,134)	(109,136)
Pro-forma net income	$58,297	$427,188

Net income per share:
Basic, as reported	$0.10	$0.18
Basic, pro-forma	$0.02	$0.14

Diluted, as reported	$0.09	$0.17
Diluted, pro-forma	$0.02	$0.13

	Six Months ended June 30,
	2004	2003
Net income, as reported	$606,856	$904,846
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(462,009)	(197,525)
Pro-forma net income	$144,847	$707,321

Net income per share:
Basic, as reported	$0.19	$0.31
Basic, pro-forma	$0.05	$0.24

Diluted, as reported	$0.19	$0.29
Diluted, pro-forma	$0.04	$0.23

The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

5.               Business Unit Information

The Company manages its operations in three segments:  the Communication Products Division which develops, manufactures, and sells optical fiber-based data communications equipment to both commercial and government customers; the Electro-Optics Division which is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers; and the Integrated Systems Division which concentrates on the delivery of video content management solutions to both new and existing customers.  The Integrated Systems Division began operating in 2003 but Management currently views it as a reportable segment.

	Quarter ended June 30, 2004
	Communication Products Division	Integrated Systems Division	Electro- Optics Division	Total

Revenues	$3,697,348	—	$567,356	$4,264,704
Depreciation and amortization	104,509	—	—	104,509
Income (loss) from operations	251,221	(39,587)	237,118	448,752
Assets	10,581,115	—	407,256	10,988,371
Capital expenditures	170,976	—	—	170,976

	Quarter ended June 30, 2003
	Communication Products Division	Integrated Systems Division	Electro- Optics Division	Total

Revenues	$3,747,300	—	$428,993	$4,176,293
Depreciation and amortization	84,304	—	—	84,304
Income from operations	400,920	—	143,035	543,955
Assets	6,634,114	—	379,528	7,013,642
Capital expenditures	513,864	—	—	513,864

	Six Months ended June 30, 2004
	Communication Products Division	Integrated Systems Division	Electro- Optics Division	Total

Revenues	$7,483,157	$14,370	$947,300	$8,444,827
Depreciation and amortization	207,397	—	—	207,397
Income (loss) from operations	635,415	(85,053)	339,882	890,244
Assets	10,581,115	—	407,256	10,988,371
Capital expenditures	454,462	—	—	454,462

	Six Months ended June 30, 2003
	Communication Products Division	Integrated Systems Division	Electro- Optics Division	Total

Revenues	$6,502,825	—	$1,161,854	$7,664,679
Depreciation and amortization	151,223	—	—	151,223
Income from operations	426,960	—	492,836	919,796
Assets	6,634,114	—	379,528	7,013,642
Capital expenditures	784,556	—	—	784,556

Optelecom is engaged primarily in the development, manufacture, and sale of integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations.  Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.  Geographically the majority of our revenues come from sales in the United States.  During the six months ended June 30, 2004 and 2003 revenue by geographic region was as follows:

	2004	2003
United States	$6,031,357	$5,190,062
Europe	1,257,799	1,695,518
Asia - Pacific	390,659	531,083
Other	765,012	248,016
Total	$8,444,827	$7,664,679

The increase in the U.S. region is due to higher CPD sales resulting from the Company’s expanding integrator and reseller sales channels along with increased penetration of the security and surveillance marketplace.  The decline in the European region is mainly due to lower contract R&D revenues associated with the Electro-Optics division.

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

OVERVIEW

Optelecom offers integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Optelecom currently manages its operations under three business segments: the Communication Products Division (CPD), the Electro-Optics Division (EOD), and the Integrated Systems Division (ISD).  The primary focus of the CPD is the design, manufacture and sale of optical fiber-based data communication equipment to commercial and Government clients as well as the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.  This Division is now managing the processes previously reported under the Optical Products Unit and the Copper Products Unit.  The EOD is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers.  The ISD is focused on delivering video content management solutions to both new and existing customers.  Initial product offerings in this segment will include rich media communications and networked security systems.

The CPD addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. The majority of its current and future revenues is and will be derived from several niche markets that apply the advantages of fiber optic telecommunications to their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications.  The Company plans to develop products that will take advantage of the bandwidth capacity of fiber, primarily in the area of Gigabit Ethernet and Redundant Self-Healing Ring Networks.  A common characteristic of these systems is the capability to deliver a large quantity of video feeds over a single fiber.  These products are targeted at the security and surveillance and traffic markets.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES

	2004	2003

Communication Products Division	$3,697,348	$3,747,300
Electro-Optics Division	567,356	428,993
Integrated Systems Division	—	—
Total Revenue	$4,264,704	$4,176,293

Consolidated revenues for the three months ended June 30, 2004 of $4,264,704 were $88,411 or 2% higher than 2003. Revenue for the Communication Products Division decreased by $49,952 or 1%. This slight decrease is attributed to the decline in sales in the traffic sector.  We believe this decline is a near-term issue related to the timing of contract awards and not indicative of a long-term trend.  The decline in our traffic market sector was almost entirely offset by increases in the security and surveillance markets.  Electro-Optics revenues increased $138,363 to $567,356 for the second quarter of 2004 from $428,993 in 2003 as a result of an increase in contract services revenues as well as an increase in coil winding revenues from 2003 to 2004.  Integrated Systems, a new business unit, did not report any revenues from rich media services during the second quarter of 2004.

GROSS PROFIT

Consolidated gross profit was $2,433,190, or 57% for the three months ended June 30, 2004 as compared to $2,489,856, or 60% for the second quarter of 2003.  The Communication Products Division’s gross profit was $2,113,957 for the second quarter of 2004 compared to $2,259,065 in the second quarter of 2003.  Gross profit for the Communications Products Division as a percent of revenue was 57% and 60% for the three months ended June 30, 2004 and 2003, respectively.  The decrease of $145,108 or 6% was due to slightly lower sales and higher labor and materials costs.  The gross profit of the Electro-Optics Division increased from $230,792 in the second quarter of 2003 to $319,234 in the second quarter of 2004 primarily as a result of the higher than average revenues realized in 2004 and tighter cost controls in the second quarter of 2004.  Gross profit for the Electro-Optics Division as a percent of revenue increased to 56% for the second quarter of 2004 from 54% for the second quarter of 2003.

OPERATING EXPENSES

Operating expenses were $1,984,438 for the quarter ended June 30, 2004 compared to $1,945,901 in 2003. This increase of $38,537, or 2% is mainly due to the increased costs associated with supporting higher sales volumes.  Engineering expenses increased from $324,966 in the second quarter of 2003 to $345,664 for the second quarter of 2004 due to increases in engineering personnel.  The addition of engineering personnel will allow the Company to more effectively respond to product development requirements.  Selling and marketing expenses increased from $661,231 in the second quarter of 2003 to $850,448 for the second quarter of 2004.  This 29% increase of $189,217 results from higher personnel, commissions, advertising costs and trade show expenses incurred.  General and administrative costs decreased from $959,704 in the second quarter of 2003 to $788,326 for the second quarter of 2004.  This 18% decrease of $171,378 is primarily attributable to decreases in fringe benefits, consulting costs and other professional fees.  The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the quarter ended June 30, 2004 consisted of net interest income of $591.  Other income for the prior year quarter consisted of net interest income of $909.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES

	2004	2003

Communication Products Division	$7,483,157	$6,502,825
Electro-Optics Division	947,300	1,161,854
Integrated Systems Division	14,370	—
Total Revenue	$8,444,827	$7,664,679

Consolidated revenues for the six months ended June 30, 2004 of $8,444,827 were $780,148 or 10% higher than 2003. Revenue for the Communication Products Division increased by $980,332 or 15%. This increase is attributed to the Company’s continued focus of increasing sales channels both domestically and internationally. Sales to integrators and end users increased substantially over the prior year quarter. While product pricing remained relatively stable between 2003 and 2004, the sales growth was attributable to increased sales orders and increased units sold.    Electro-Optics revenues decreased to $947,300 for the first six months of 2004 from $1,161,854 in 2003 as a result of a decline in contract services revenues related to the delivery of product associated with a major contract realized during the first quarter of 2003.  This decline was partially offset by an increase in coil winding revenues from 2003 to 2004 from $489,870 to $612,516.  Integrated Systems, a new business unit, reported modest revenues from rich media services during the six months ended June 30, 2004.

GROSS PROFIT

Consolidated gross profit was $4,844,297, or 57% for the six months ended June 30, 2004 as compared to $4,456,007, or 58% for the first six months of 2003.  The Communication Products Division’s gross profit was $4,351,435 for the six months ended June 30, 2004 compared to $3,743,522 for 2003.  Gross profit for the Communications Products Division as a percent of revenue was 58% for the six months ended June 30, 2004 and 2003.  The increase of $607,913 or 16% was due to higher sales, selective price increases and the shift from analog to digital products.  This shift from analog to digital enables the Company to focus on the sale and manufacture of leading edge product technology which are more efficiently produced than analog products.  The gross profit of the Electro-Optics Division decreased from $712,486 for the first two quarters of 2003 to $495,742 for the same period in 2004 primarily as a result of a decline in contract services revenues related to the delivery of product associated with a major contract realized during the first quarter of 2003.   Gross profit for the Electro-Optics Division as a percent of revenue decreased to 52% for the six months ended June 30, 2004 from 61% for the six months ended June 30, 2003.

OPERATING EXPENSES

Operating expenses were $3,954,053 for the six months ended June 30, 2004 compared to $3,536,211 in 2003. This increase of $417,842 or 12% is generally indicative of the need to increase the Company’s infrastructure in order to support higher sales levels.  Engineering expenses increased from $626,971 for the first two quarters of 2003 to $717,163 for the first two quarters of 2004 due to increases in engineering personnel.  The addition of engineering personnel will allow the

Company to more effectively respond to product development requirements.  Selling and marketing expenses increased from $1,174,385 for the six months ended June 30, 2003 to $1,538,785 for the same period of 2004.  This 31% increase of $364,400 results from higher personnel, commissions and advertising costs incurred.  General and administrative costs decreased from $1,734,855 for the six months ended June 30, 2003 to $1,698,105 for the same period of 2004.  This 2% decrease of $36,750 is primarily attributable to the Company’s tight cost controls in personnel and professional fees.  The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the six months ended June 30, 2004 consisted of net interest income of $8,469.  Other income (expense) for the prior year period consisted of net interest expense of $6,410.

FINANCIAL CONDITION

The Company’s Stockholders’ equity increased from $8.0 million at December 31, 2003 to $8.75 million at June 30, 2004 due primarily to our recording net income and to the exercise of stock options by employees and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets and accounts payable. The Company’s current ratio has increased to 4.25 at June 30, 2004 compared to 3.59 at December 31, 2003. This increase is attributed primarily to the $0.48 million increase in cash and the $0.46 million increase in the Company’s balance in inventory.  Current liabilities overall decreased by $0.30 million due to decreases in accounts payable, commissions payable and other current liabilities.

Inventory increased slightly from $2.7 million at December 31, 2003 to $3.1 million at June 30, 2004 primarily due to increases in finished goods inventories. This increase was due to the Company’s decision to increase stocking levels to meet customer requirements, primarily for the growing security and surveillance market and the pre-building of finished goods expected to ship subsequent to June 30, 2004.  As the demand for Optelecom’s products from the security marketplace continues to increase, the Company expects to increase the quantity of certain finished goods products to facilitate its ability to meet the quick delivery requirements of that marketplace.

During the first two quarters of 2004 fixed asset additions were $0.45 million, compared to $0.78 million in 2003.  During 2003, as the Company’s profitability continued to improve over prior year levels, capital spending was increased in order to improve and expand on engineering and manufacturing capabilities. This trend continues into 2004.  While the Company does not currently have any capital asset purchase commitments, we anticipate an overall investment in capital expenditures of approximately $0.75 million in 2004.

The Company’s current liabilities decreased $0.30 million from $2.3 million at December 31, 2003 to $2.0 million at June 30, 2004 primarily as a result of a decrease of $0.13 million in commissions payable and $0.14 million in other current liabilities.  The Company’s deferred rent liability was increased by $0.06 million as a result of the lease term on the Company’s U.S. office space.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $0.78 million for the six months ended June 30,2004 compared to cash provided of $1.32 million in the first six months of the prior year.  Our cash from operations is the result of our net income, adjustment for depreciation, amortization and other non-cash items and changes in our operating assets and liabilities.  As noted above, we increased our inventory levels in order to have items on hand to meet the delivery needs of our customers.  Should this market continue to increase, we expect to continue to increase inventory levels to meet this need.  While the increase in inventory was not the only item that impacted our operating cash flows, it was one significant component.

Cash used in investing activities was $0.78 million for the first two quarters of 2003 and $.48 million for the same period of 2004.  The Company has maintained a relatively comparable level of spending during the current year in its efforts to improve and expand manufacturing capabilities and our information system infrastructure.

During the first two quarters of 2004, financing activities provided $0.16 million in cash compared to $0.015 million used in financing activities during the first six months of 2003.  The current year increase resulted primarily from the proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan.  The use of cash in financing activities for the prior year is attributed primarily to the elimination of the bank line-of-credit of $0.58 million.  These uses were offset by borrowings on notes of $0.18 million and proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan totaling $0.38 million during the first two quarters of 2003.

The Company has the ability to borrow up to $3.5 million under its existing bank line-of-credit as of June 30, 2004, provided there are sufficient accounts receivable and inventory. This facility consists of two components:  (a) a demand working capital line of credit which will enable the Company to borrow up to the lesser of $3.0 million or the borrowing base; and (b) a $500,000 transaction specific revolving demand export line of credit for short-term financing.  The Company’s borrowing base under the first facility equals the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000. The Company’s borrowing base under the second facility equals the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.

The first facility carries interest at the rate of LIBOR (1.36% at June 30, 2004) plus 3.5%. The second facility carries interest at the rate of PRIME (4.25% at June 30, 2004) plus 1.25%, floating.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at June 30, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the six months ended June 30, 2004 and 2003. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company’s foreign subsidiary, Optelecom Europe Limited. The Company believes this risk is immaterial.

Optelecom currently has no borrowings under its available bank lines-of-credit.  Optelecom has not entered into any hedging arrangements with respect to any prior interest obligations under these lines of credit.

Item 4.  Controls and Procedures

As of June 30, 2004, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is currently reviewing the new internal controls documentation and attestation requirements regarding Rule 404 of the Sarbanes Oxley Act of 2002 and is confident that it will fully comply with such requirements.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optelecom’s Annual Meeting of Stockholders was held on May 3, 2004 at which time the stockholders elected Edmund D. Ludwig and David R. Lipinski as directors of Optelecom to hold office until the 2007 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal) and approved an increase in the number of shares available under the Optelecom, Inc. 2002 Stock Option Plan from 300,000 shares to 500,000 shares.  The votes were as follows:

	Votes for	Votes against	Withheld/Abstain
(1) Election of directors:
Edmund D. Ludwig	2,637,452	n/a	30,527
David R. Lipinski	2,637,417	n/a	30,562

(2) Increase the number of shares available under the Optelecom, Inc. 2002 Stock Option Plan from 300,000 shares to 500,000 shares.	529,654	160,770	9,233

ITEM 5 - OTHER INFORMATION

None

ITEM 6A - EXHIBITS

Exhibits are incorporated by reference to the Company’s December 31, 2003 Form 10-K

ITEM 6B - REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM, INC.

Date:	August 13, 2004	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	August 13, 2004	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer