Form 10-Q
period 2004-09-30
OPTELECOM INC
filed 2004-11-12
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004
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

Yes ☐    No ☒

At November 8, 2004, the registrant had outstanding 3,176,483 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTELECOM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 and DECEMBER 31, 2003

(Unaudited)

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,323,488	$1,387,866
Accounts and contracts receivable, net	3,432,767	2,834,956
Inventories, net	3,151,105	2,661,000
Deferred tax asset—current	794,256	1,069,479
Prepaid expenses and other current assets	268,680	340,078
Total current assets	9,970,296	8,293,379
Property and equipment, net	1,610,288	1,350,366
Restricted certificate of deposit	134,759	129,368
Deferred tax asset—non-current	482,115	658,784
Other assets	61,984	—
TOTAL ASSETS	$12,259,442	$10,431,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,184,162	$1,052,410
Accrued payroll	275,115	315,889
Commissions payable	212,331	287,767
Current portion of notes payable	45,000	67,500
Other current liabilities	915,614	587,835
Total current liabilities	2,632,222	2,311,401
Notes and leases payable	67,500	90,000
Security deposits payable	11,526	11,526
Deferred rent liability	155,805	62,494
Total liabilities	2,867,053	2,475,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,174,707 and 3,114,898 shares as of September 30, 2004 and December 31, 2003, respectively	95,240	93,446
Additional paid-in capital	11,210,236	10,942,206
Other comprehensive loss	(29,020)	(19,672)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(619,020)	(1,794,457)
Total stockholders’ equity	9,392,389	7,956,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,259,442	$10,431,897

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2004	2003

Revenues	$5,529,720	$4,498,752
Cost of goods sold	2,385,908	1,992,054
Gross profit	3,143,812	2,506,698
Operating expenses:
Engineering	397,717	386,847
Selling and marketing	897,552	706,108
General and administrative	1,093,736	753,859
Total operating expenses	2,389,005	1,846,814

Income from operations	754,807	659,884
Other income (expense):
Interest income (expense), net	4,344	(3,480)
Income before income taxes	759,151	656,404
Provision for income taxes	190,571	11,027
Net income	$568,580	$645,377

Basic earnings per share	$0.18	$0.21
Diluted earnings per share	$0.17	$0.20
Weighted average common shares outstanding—basic	3,171,481	3,088,340
Weighted average common shares outstanding—diluted	3,254,563	3,235,752

Net income	$568,580	$645,377
Foreign currency translation	(289)	8,657
Comprehensive income	$568,291	$654,034

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2004	2003

Revenues	$13,974,548	$12,163,431
Cost of goods sold	5,986,439	5,200,726
Gross profit	7,988,109	6,962,705
Operating expenses:
Engineering	1,114,879	1,013,818
Selling and marketing	2,436,337	1,880,493
General and administrative	2,791,842	2,488,714
Total operating expenses	6,343,058	5,383,025
Income from operations	1,645,051	1,579,680
Other income (expense):
Interest income (expense), net	12,813	(9,890)
Income before income taxes	1,657,864	1,569,790
Provision for income taxes	482,428	19,567
Net income	$1,175,436	$1,550,223

Basic earnings per share	$0.37	$0.52
Diluted earnings per share	$0.36	$0.49
Weighted average common shares outstanding—basic	3,153,209	2,987,376
Weighted average common shares outstanding—diluted	3,266,897	3,135,656

Net income	$1,175,436	$1,550,223
Foreign currency translation	(9,348)	(46,138)
Comprehensive income	$1,166,088	$1,504,085

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2004	2003
Cash Flows From Operating Activities
Net income	$1,175,436	$1,550,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,876	239,323
Accounts receivable provision	40,157	27,999
Reduction in allowance for inventory obsolescence reserve	(122,420)	(18,184)
Stock based compensation	16,875	—
Deferred rent	93,311	45,450
Deferred tax asset	451,892	—
Change in assets and liabilities:
Accounts and contracts receivable	(637,967)	409,817
Inventories	(367,685)	(559,555)
Prepaid expenses and other assets	71,398	(57,050)
Other assets	(61,984)	126,063
Accounts payable	131,752	(75,399)
Commissions payable	(75,436)	(203,663)
Other current liabilities	287,005	198,320
Net cash provided by operating activities	1,318,210	1,683,344

Cash Flows From Investing Activities
Capital expenditures	(575,474)	(827,603)
Net cash used in investing activities	(575,474)	(827,603)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	—	2,020,551
Payments on bank line-of-credit payable	—	(2,596,630)
Borrowings on notes payable	—	180,000
Payments on notes payable and capital leases	(45,000)	(23,506)
Increase in certificate of deposit	(5,391)	—
Proceeds from issuance of common stock	47,961	66,291
Proceeds from exercise of stock options	204,988	613,168
Net cash provided by financing activities	202,558	259,874
Effect of exchange rates on cash and cash equivalents	(9,672)	(46,138)
Net increase in cash and cash equivalents	935,622	1,069,477
Cash and cash equivalents—beginning of period	1,387,866	46,012
Cash and cash equivalents—end of period	$2,323,488	$1,115,489

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,970	$15,436
Cash paid during the period for income taxes	$53,391	$36,242

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

The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year.

2.               Inventory

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
Production materials	$1,659,073	$1,637,331
Work in process	282,103	414,639
Finished goods	1,367,500	889,022
Allowance for obsolescence	(157,571)	(279,992)
Net	$3,151,105	$2,661,000

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

	Three Months ended Sept. 30,
	2004	2003
Basic Earnings per Share:
Net Income	$568,580	$645,377
Weighted average common shares — basic	3,171,481	3,088,340
Basic income per share	$0.18	$0.21

Diluted Earnings per Share:
Net Income	$568,580	$645,377
Weighted average common shares — basic	3,171,481	3,088,340
Assumed conversion of: Stock options	83,082	147,412
Weighted average common shares — diluted	3,254,563	3,235,752
Diluted income per share	$0.17	$0.20

	Nine Months ended Sept. 30,
	2004	2003
Basic Earnings per Share:
Net Income	$1,175,436	$1,550,223
Weighted average common shares — basic	3,153,209	2,987,376
Basic income per share	$0.37	$0.52

Diluted Earnings per Share:
Net Income	$1,175,436	$1,550,223
Weighted average common shares — basic	3,153,209	2,987,376
Assumed conversion of: Stock options	113,688	148,280
Weighted average common shares — diluted	3,266,897	3,135,656
Diluted income per share	$0.36	$0.49

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

	Three Months ended Sept. 30,
	2004	2003
Net income, as reported	$568,580	$645,377
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(214,196)	(97,437)
Pro-forma net income	$354,384	$547,940

Net income per share:
Basic, as reported	$0.18	$0.21
Basic, pro-forma	$0.11	$0.18

Diluted, as reported	$0.17	$0.20
Diluted, pro-forma	$0.11	$0.17

	Nine Months ended Sept. 30,
	2004	2003
Net income, as reported	$1,175,436	$1,550,223
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(676,254)	(295,498)
Pro-forma net income	$499,182	$1,254,725

Net income per share:
Basic, as reported	$0.37	$0.52
Basic, pro-forma	$0.16	$0.42

Diluted, as reported	$0.36	$0.49
Diluted, pro-forma	$0.15	$0.40

The effect of applying SFAS No. 123 on a pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

5.               Business Unit Information

The Company manages its operations in three segments:  the Communication Products Division (CPD) which develops, manufactures, and sells optical fiber-based data communications equipment to both commercial and government customers; the Electro-Optics Division (EOD) which is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers; and the Integrated Systems Division (ISD) which concentrates on the delivery of video content management solutions to both new and existing customers.  The Integrated Systems Division began operating in 2003 but Management currently views it as a reportable segment.

	Quarter ended September 30, 2004
	Communication Products Division	Integrated Systems Division	Electro-Optics Division	Total

Revenues	$5,261,446	—	$268,274	$5,529,720
Depreciation and amortization	108,479	—	—	108,479
Income (loss) from operations	793,166	(45,337)	6,978	754,807
Assets	12,049,780	—	209,662	12,259,442
Capital expenditures	121,012	—	—	121,012

	Quarter ended September 30, 2003
	Communication Products Division	Integrated Systems Division	Electro-Optics Division	Total

Revenues	$4,171,084	—	$327,668	$4,498,752
Depreciation and amortization	88,100	—	—	88,100
Income from operations	594,620	—	65,264	659,884
Assets	8,025,680	—	330,211	8,355,891
Capital expenditures	43,047	—	—	43,047

	Nine Months ended September 30, 2004
	Communication Products Division	Integrated Systems Division	Electro-Optics Division	Total

Revenues	$12,744,603	$14,370	$1,215,575	$13,974,548
Depreciation and amortization	315,876	—	—	315,876
Income (loss) from operations	1,428,580	(130,390)	346,861	1,645,051
Assets	12,049,780	—	209,662	12,259,442
Capital expenditures	575,474	—	—	575,474

	Nine Months ended September 30, 2003
	Communication Products Division	Integrated Systems Division	Electro-Optics Division	Total

Revenues	$10,673,909	—	$1,489,522	$12,163,431
Depreciation and amortization	239,323	—	—	239,323
Income from operations	1,021,580	—	558,100	1,579,680
Assets	8,025,680	—	330,211	8,355,891
Capital expenditures	827,603	—	—	827,603

Optelecom is engaged primarily in the development, manufacture, and sale of integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations.  Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.  Geographically the majority of our revenues come from sales in the United States.  During the nine months ended September 30, 2004 and 2003 revenue by geographic region was as follows:

	2004	2003
United States	$10,162,061	$8,202,068
Europe	1,654,511	2,486,142
Asia - Pacific	937,075	1,023,951
Other	1,220,901	451,270
Total	$13,974,548	$12,163,431

The increase in the United States region is due to higher CPD sales resulting from the Company’s expanding integrator and reseller sales channels along with increased penetration of the security and surveillance marketplace.  The decline in the European region is mainly due to lower contract R&D revenues associated with the Electro-Optics division.

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

ISD offers solutions in the areas of video storage, retrieval, and rich media communications. Solutions in video storage and retrieval are targeted for the surveillance and security markets.  Rich media communications solutions are targeted for the general corporate communications, engineering and scientific, and healthcare markets.

RESULTS OF OPERATIONS

Optelecom designs, develops, manufactures and markets high-bandwidth fiber optic-based communications systems for traffic monitoring, security / surveillance, and business video systems. Over the past two years the Company has aggressively pursued several operational objectives including: 1) the expansion of a distribution network both in the United States and worldwide, 2) realization of manufacturing and process improvements and 3) implementation of a cost and asset management program.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

	2004	2003
Communication Products Division	$5,261,445	$4,171,084
Electro-Optics Division	268,275	327,668
Integrated Systems Division	—	—
Total Revenue	$5,529,720	$4,498,752

Consolidated revenues for the three months ended September 30, 2004 of $5,529,720 were $1,030,968 or 23% higher than 2003. Revenue for the Communication Products Division increased by $1,090,361 or 26%. This increase is attributed to the increase in sales in both the traffic and security and surveillance sector.   This sales growth is fueled by the continued increase in channel partners.  During 2004 the Company has added 39 domestic and 10 international integrators to our sales force.  Electro-Optics revenues decreased $59,393 to $268,275 for the third quarter of 2004 from $327,668 in 2003 as a result of a $54,770 decrease in contract services revenues and a $4,623 decrease in coil winding revenues from 2003 to 2004.  Integrated Systems, a new business unit, did not report any revenues from rich media services during the third quarter of 2004.

GROSS PROFIT

Consolidated gross profit was $3,143,812, or 57% for the three months ended September 30, 2004 as compared to $2,506,698, or 56% for the third quarter of 2003.  The Communication Products Division’s gross profit was $3,092,272 for the third quarter of 2004 compared to $2,393,972 in the third quarter of 2003.  Gross profit for the Communications Products Division as a percent of revenue was 59% and 57% for the three months ended September 30, 2004 and 2003, respectively.  The increase of $698,300 or 29% was due primarily to higher sales levels.  The gross profit of the Electro-Optics Division decreased from $112,726 in the third quarter of 2003 to $51,540 in the third quarter of 2004 primarily as a result of the lower contract services revenues realized in 2004.  Gross profit for the Electro-Optics Division as a percent of revenue decreased to 19% for the third quarter of 2004 from 34% for the third quarter of 2003 as a result of the decreased revenue level.

OPERATING EXPENSES

Operating expenses were $2,389,005 for the quarter ended September 30, 2004 compared to $1,846,814 in 2003.  This increase of $542,191 or 29% is mainly due to the increased costs associated with supporting higher sales volumes.  Engineering expenses increased from $386,847 in the third quarter of 2003 to $397,717 for the third quarter of 2004 due to increases in engineering personnel.  The addition of engineering personnel will allow the Company to more effectively respond to product development requirements.  Selling and marketing expenses increased from $706,108 in the third quarter of 2003 to $897,552 for the third quarter of 2004.  This 27% increase of $191,444 results from higher personnel, commissions, advertising costs and trade show expenses incurred.  General and administrative costs increased from $753,859 in the third quarter of 2003 to $1,093,736 for the third quarter of 2004.  This 45% increase of $339,877 is primarily attributable to increases in administrative personnel, fringe benefits, consulting costs and other professional fees.

  The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the quarter ended September 30, 2004 consisted of net interest income of $4,344.  Other income (expense) for the prior year quarter consisted of net interest expense of $3,480.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

	2004	2003
Communication Products Division	$12,744,603	$10,673,909
Electro-Optics Division	1,215,575	1,489,522
Integrated Systems Division	14,370	—
Total Revenue	$13,974,548	$12,163,431

Consolidated revenues for the nine months ended September 30, 2004 of $13,974,548 were $1,811,117 or 15% higher than 2003. Revenue for the Communication Products Division increased by $2,070,694 or 19%. This increase is attributed to the Company’s continued focus of increasing sales channels both domestically and internationally. Sales to integrators and end users increased substantially over the prior year period. While product pricing remained relatively stable between 2003 and 2004, the sales growth was attributable to increased sales orders and increased units sold due to the continuing expansion of our base of channel partners.  Electro-Optics revenues decreased to $1,215,575 for the first nine months of 2004 from $1,489,522 in 2003 as a result of a decline in contract services revenues related to the delivery of product associated with a major contract realized during the first quarter of 2003.  This decline was partially offset by an increase in coil winding revenues from 2003 to 2004 from $727,963 to $845,987.  Integrated Systems, a new business unit, reported modest revenues from rich media services during the nine months ended September 30, 2004.

GROSS PROFIT

Consolidated gross profit was $7,988,109, or 57% for the nine months ended September 30, 2004 as compared to $6,962,705, or 57% for the first nine months of 2003.  The Communication Products Division’s gross profit was $7,443,707 for the nine months ended September 30, 2004 compared to $6,137,494 for 2003.  Gross profit for the Communications Products Division as a percent of revenue was 57% and 58% for the nine months ended September 30, 2004 and 2003, respectively.  The increase of $1,306,213 or 21% was due to higher sales, selective price increases and the shift from analog to digital products.  This shift from analog to digital enables the Company to focus on the sale and manufacture of leading edge product technologies, which are more efficiently produced than analog products.  The gross profit of the Electro-Optics Division decreased from $825,212 for the first three quarters of 2003 to $547,282 for the same period in 2004 primarily as a result of a decline in contract services revenues related to the delivery of product associated with a major contract realized during the first quarter of 2003.   Gross profit for the Electro-Optics Division as a percent of revenuee decreased to 45% for the nine months ended September 30, 2004 from 55% for the nine months ended September 30, 2003 due primarily to reduced sales.

OPERATING EXPENSES

Operating expenses were $6,343,058 for the nine months ended September 30, 2004 compared to $5,383,025 in 2003. This increase of $960,033 or 18% is generally indicative of the need to increase the Company’s infrastructure in order to support higher sales levels.  Engineering expenses increased from $1,013,818 for the first three quarters of 2003 to

$1,114,879 for the first three quarters of 2004 due to increases in engineering personnel.  The addition of engineering personnel will allow the Company to more effectively respond to product development requirements.  Selling and marketing expenses increased from $1,880,493 for the nine months ended September 30, 2003 to $2,436,337 for the same period of 2004.  This 30% increase of $555,844 results from higher personnel, commissions, advertising and trade show costs incurred.  General and administrative costs increased from $2,488,714 for the nine months ended September 30, 2003 to $2,791,842 for the same period of 2004.  This 20% increase of $303,128 is attributable to increases in administrative personnel, fringe benefits, consulting costs and other professional fees.  The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the nine months ended September 30, 2004 consisted of net interest income of $12,813.  Other income (expense) for the prior year period consisted of net interest expense of $9,890.

FINANCIAL CONDITION

The Company’s Stockholders’ equity increased from $8.0 million at December 31, 2003 to $9.4 million at September 30, 2004 due primarily to our recording net income and to the exercise of stock options by employees and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets and accounts payable.  The Company’s current ratio has increased to 3.79 at September 30, 2004 compared to 3.59 at December 31, 2003. This increase is attributed primarily to the $0.94 million increase in cash and the $0.60 million increase in the Company’s balance in accounts receivable.  Current liabilities overall increased by $0.32 million due to increases in accounts payable and other current liabilities.

Inventory increased from $2.7 million at December 31, 2003 to $3.2 million at September 30, 2004 primarily due to increases in finished goods inventories. This increase was due to the Company’s decision to increase stocking levels to meet customer requirements, primarily for the growing security and surveillance market and the pre-building of finished goods expected to ship subsequent to September 30, 2004.  As the demand for Optelecom’s products from the security marketplace continues to increase, the Company expects to increase the quantity of certain finished goods products to facilitate its ability to meet the quick delivery requirements of that marketplace.

During the first three quarters of 2004 fixed asset additions were $0.58 million, compared to $0.83 million in 2003.  During 2003, as the Company’s profitability continued to improve over prior year levels, capital spending was increased in order to improve and expand on engineering and manufacturing capabilities. This trend continues into 2004.  While the Company does not currently have any capital asset purchase commitments, we anticipate an overall investment in capital expenditures of approximately $0.75 million in 2004.

The Company’s current liabilities increased $0.3 million from $2.3 million at December 31, 2003 to $2.6 million at September 30, 2004 primarily as a result of an increase of $0.13 million in accounts payable and $0.33 million in other current liabilities.  The Company’s deferred rent liability was increased by $0.16 million as a result of the lease term on the Company’s U.S. office space.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.32 million for the nine months ended September 30,2004 compared to cash provided of $1.68 million in the first nine months of the prior year.  Our cash from operations is the result of our net income, adjustment for depreciation, amortization and other non-cash items and changes in our operating assets and liabilities.  As noted above, we increased our inventory levels in order to have items on hand to meet the delivery needs of our customers.  Should this market continue to increase, we expect to continue to increase inventory levels to meet this need.  While the increase in inventory was not the only item that impacted our operating cash flows, it was one significant component.

Cash used in investing activities was $0.83 million for the first three quarters of 2003 and $0.58 million for the same period of 2004.  The Company has maintained a relatively comparable level of spending during the current year in its efforts to improve and expand manufacturing capabilities and our information system infrastructure.

During the first three quarters of 2004, financing activities provided $0.20 million in cash compared to $0.26 million used in financing activities during the first nine months of 2003.  The current year decrease resulted primarily from a decrease in the proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan.  The use of cash in financing activities for the prior year is attributed primarily to the elimination of the bank line-of-credit of $0.58 million.  These uses were offset by borrowings on notes of $0.18 million and proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan totaling $0.68 million during the first two quarters of 2003.

The Company has the ability to borrow up to $3.5 million under its existing bank line-of-credit as of September 30, 2004, provided there are sufficent accounts receivable and inventory.  This facility consists of two components: (a) a demand working capital line of credit which will enable the Company to borrow up to the lesser of $3.0 million or the borrowing base; and (b) a $500,000 transaction specific revolving demand export line of credit for short-term financing.  The Company's borrowing base under the first facility equals the sum of 90% of eligible government billed accounts receibable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000.  The Company’s borrowing base under the second facility equals the sum of 80% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.

The first facility carries interest at the rate of LIBOR (2.47% at September 30, 2004) plus 3.5%.  The second facility carries interest at the rate of PRIME (4.75% at September 30, 2004) plus 1.25%, floating.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at September 30, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the three months ended September 30, 2004 and 2003. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company’s foreign subsidiary, Optelecom Europe Limited. The Company believes this risk is immaterial.

Optelecom currently has no borrowings under its available bank lines-of-credit.  Optelecom has not entered into any hedging arrangements with respect to any prior interest obligations under these lines of credit.

Item 4.  Controls and Procedures

As of September 30, 2004, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is currently reviewing the new internal controls documentation and attestation requirements regarding Rule 404 of the Sarbanes Oxley Act of 2002 and is confident that it will fully comply with such requirements.

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

OPTELECOM, INC.

Date:	November 12, 2004	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	November 12, 2004	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer