Form 10-K
period 2004-12-31
OPTELECOM INC
filed 2005-03-25
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

At December 31, 2004, shares of the registrant’s Common Stock, $0.03 Par Value, held by persons other than “affiliates” of the registrant had an aggregate market value of $29,438,549 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 11, 2005  the registrant had outstanding 3,212,627 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

OPTELECOM, INC.
FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT
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

Fiber optic communications equipment is the main element of Optelecom’s product offerings. The marketplace served by Optelecom is experiencing a period of continuous growth and change as the industry continues to grow. Technology development is constantly and rapidly improving the capability to transmit at increasing data rates over even greater distances with fiber-based communication systems.

In the Electro-optics Technology unit, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. During the past decade, Optelecom has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on. The Electro-optics unit also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems. Additionally, the group is currently engaged in a series of contracts with the U. S. Air Force and prime contractors to develop systems for control of aircraft using optical fiber connections.

The table below displays the Company’s three-year revenue and operating income (loss) by segment:

	2004		2003		2002
Operating Unit	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income
Communication Products	$17,952,578	$1,930,646	$15,327,411	$1,427,838	$13,665,771	$1,235,680
Electro-Optics	1,442,569	339,329	1,792,247	544,497	1,242,783	376,439
Company Totals	$19,395,147	$2,269,975	$17,119,658	$1,972,335	$14,908,554	$1,612,119

RECENT DEVELOPMENT

On March 8, 2005 we acquired NKF Electronics B.V. (NKF), a wholly owned subsidiary of Draka Holding N.V., pursuant to a definitive agreement entered into with Draka Holding N.V. We believe that this transaction establishes Optelecom as a leading global independent producer of comprehensive fiber optic-based communications solutions for video surveillance, traffic monitoring, and business video systems.

NKF Electronics was founded in 1981 and has accumulated extensive expertise in fiber optic and IP/Ethernet network technologies. This expertise has enabled NKF Electronics to build a broad range of communications products, ranging from fiber optic video modems and multiplexers to complete Video-Over-IP network solutions. All its products are designed and tested for Local, Metropolitan and Wide Area Network (LAN, MAN and WAN) applications, especially those characterized by harsh environmental conditions and by large distances between the individual transmission locations.

The purchase price for the acquisition, subject to final purchase price adjustment, is between 17 and 20 million Euro’s which consisted of a cash payment of 11 million Euro’s ($14.5 million USD) and a 6% subordinated note issued by Optelecom to Draka Holding N.V. for the remainder, which will mature in 2010. The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by M&T Bank, which consists of a Euro based term loan and a US dollar based term loan. The purchase price is subject to post-closing adjustments for working capital and fixed assets. The Optelecom-NKF combination creates a company employing over 150 people worldwide with increased financial resources to support global government and commercial end-users.

The effect of our acquisition of NKF Electronics is not reflected in our year end financial results included in this Form 10-K since the transaction took place subsequent to our year end. The results of NKF’s operations will be included from the date of acquisition to March 31, 2005 in our first quarter 10-Q we plan to file in May 2005. Optelecom filed a Form 8-K describing the transaction and containing copies of the Purchase Agreement, the Subordinated Note and the Loan Agreement, which are hereby incorporated by reference to Exhibit 99.1, Exhibit 99.2, and Exhibit 99.3, respectively to our Form 8-K filed with the Securities and Exchange Commission dated March 11, 2005.

You can learn more about Optelecom at www.optelecom.com and about NKF Electronics at www.nkfelectronics.com

PRODUCTS AND MARKETS

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. The majority of CPD’s revenues are and will continue to be derived from several niche markets that apply the advantages of fiber optic telecommunications to their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications. Vertical markets that offer future potential sources of revenue include video teleconferencing, healthcare, and broadcasting. CPD offers many product solutions to address our customers’ needs. Its products are classified into the following categories:

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

Current products include one, two, four, and eight channel digital video multiplexing and de-multiplexing units offering near-broadcast quality performance, with many also combining audio and data with the digital video for transmission via one optical fiber using one optical wavelength for each transmission direction.

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

CWDM (Course Wavelength Division Multiplexer) Systems

CWDM allows the transmission and reception of multiple channels of light operating at different wavelengths through a single optical fiber. With this technology, the user can configure systems that transport the video and data channel count transmitted by one wavelength (typically up to eight) multiplied by the wavelength channel capacity of the CWDM. Optelecom offers CWDM systems with optical wavelength channel counts from two to seventeen, as well as single channel add/drop multiplexers By using a two channel WDM (Wavelength Division Multiplexer) along with two eight channel digital video multiplexers transmitting at different optical wavelengths, sixteen channels of video along with data and audio may be transmitted via one optical fiber in one direction. Similarly, by using a seventeen channel CWDM (Course Wavelength Division Multiplexer) along with up to seventeen eight channel digital video multiplexers each transmitting at different optical wavelengths, one hundred thirty six channels of very high quality digital video, along with audio and data, may be transmitted via one optical fiber in one direction. Alternately, by using the seventeenth wavelength for return path audio and data, one hundred twenty eight video channels can be transmitted in one direction along with bi-directional audio and data.

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

Optelecom currently supports Boeing in a program for Wright-Patterson AFB which is devoted to development of military aircraft photonic network systems. Optelecom is in the implementation stage of an effort to demonstrate photonic vehicle control feedback components. Our photonic aerospace vehicle work provides an opportunity for Optelecom to apply its optical development and fabrication expertise to an important military aircraft system application with subsequent potential in commercial markets.

SALES AND MARKETING

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division sells its products domestically through direct sales, select commercial integrators and resellers. In addition, several vendors incorporate Optelecom products in their product offerings. This enables Optelecom to penetrate markets we do not address directly.

The Company continues to focus it’s resources on developing additional sales and distribution channels. Specifically, in 2004 we added three representatives and thirty-nine integrators domestically. Internationally, we added one new representative and thirteen new integrators. We expect this number to continue to grow in 2005 as we further expand the market share of our fiber transmission products.

The Company’s primary method of making new customer contacts has been through participation in an expanded trade show schedule in both the Security and Traffic markets. These trade shows have resulted in a significant increase in quotations and order activity. In addition, our web site (www.optelecom.com) has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment.

ELECTRO OPTICS TECHNOLOGY UNIT (EO)

The Electro-optics unit sales are pursued independently of other corporate sales functions. This unit relies on established contacts, response to request for proposals (RFP’s) and participation in technical conferences to market precision wound coils and other contract services.

RESEARCH AND DEVELOPMENT

	2004	2003	2002
Expenditures on Company sponsored research and development activities	$1,155,000	$979,000	$847,000

During 2004, the Company invested in the development of several new products. These products will permit us to increase our penetration of the present vertical markets we serve by permitting our customers to increase information throughput at reduced price points. It is anticipated that the new Digital Video (DV) products, both compressed and uncompressed, will gain significant market share due to their extremely high reliability, increased bandwidth/channel capacities, and robust video compression techniques.

A network software management card incorporating an Ethernet capability was developed and introduced in 2002. This unit allows remote access to, and management of Optelecom equipment from a customers existing network.

MANUFACTURING PROCESSES

QUALITY ASSURANCE

Optelecom has established and maintains a Quality Assurance system fully compliant with the requirements of the 2000 version of ISO-9001 (an internationally recognized quality system standard for companies that design and manufacture products). All operating segments have received certification to the standard. This certification is re-validated every six months and the company successfully passed audits in January and July of 2004. The Corrective Action process and Quality Council meetings continue to be aggressively utilized to drive continuous improvements.

COMMUNICATION PRODUCTS DIVISION

The Communication Products Division performs routine and specialized manufacturing, assembly, and product testing functions in our corporate headquarters. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in our business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a limiting factor. During 2004, manufacturing basics continued to be an area of primary focus. This involved correcting, reassessing and improving many of the core manufacturing processes.

ELECTRO OPTICS TECHNOLOGY

The Electro-Optics unit uses custom facilities designed and fabricated by Optelecom for precision wound coil production and contract research and development. Currently, seven coil winding machines are employed in satisfying contract winding production requirements.

COMPETITION

The two business segments of Optelecom compete in separate and distinct markets.

COMMUNICATION PRODUCTS DIVISION

This Unit competes with other companies of roughly equal size that have similar resources. The majority of our competitors are privately held companies. We estimate the total market for Optelecom transmission products to be approximately $200 million in 2004. The size of the traffic and security surveillance markets, which represents the largest segment, is estimated to be approximately $75 million worldwide. The competition in these markets has established mature sales channels that allow for continued market penetration in both domestic and international markets. We anticipate that the expansion of Optelecom’s sales and distribution channels worldwide will be the basis for sustained growth.

The Company expects to increase its share of these expanding markets. In addition, our products contain two technologies that are in limited supply to these markets: the compressed and uncompressed Digital Video products. We considered NKF Electronics to be one of our primary competitors in this marketplace.

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

PATENTS

Although Optelecom holds certain patents which relate to optical sensor technology and optical fiber networks, our business as a whole is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from other parties.

BACKLOG

At the end of 2004, the estimated backlog for each business segment was $400,000 in the Communication Products Division and $150,000 in the Electro Optics Products Unit. The Company expects to recognize a majority of the backlog as revenue in the first quarter of 2005.

EMPLOYEES

At December 31, 2004, a total of 78 full-time employees worldwide were employed at Optelecom, including 12 in research, development and engineering, 16 in sales and marketing, 38 in manufacturing and 12 in general management, administration and finance. The number of employees by operating segment is as follows: Communications Products—74; Electro Optics—4. We expect a slight increase in headcount over the next 12 months, primarily in the areas of sales, marketing and manufacturing. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees. There can be no assurance that we will be successful in attracting and retaining such personnel. Our employees are not represented by any collective bargaining organization and we consider our employee relations to be good.

In connection with our acquisition of NKF Electronics in March 2005, our employee base increased to approximately 150. The NKF Electronics employees located in the Netherlands are part of a collective bargaining agreement.

Item 1A.                  RISK FACTORS

The statements contained in this report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding Optelecom’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in

“Item 1-Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding Optelecom’s business and strategies, product markets, sales, marketing, customer support and service, research and development, manufacturing, competition, backlog, employees, financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under “Risk Factors” in this Report on Form 10-K. The fact that some of the risk factors may be the same or similar to Optelecom’s past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Dependence On Major Customers

For the twelve months ended December 31, 2004 approximately 21% of our revenues were accounted for by sales to five commercial customers. This is similar to the prior year when five customers also represented 21% of our revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future product generations, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that Optelecom’s current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect Optelecom’s business, financial condition and operating results.

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

Competition

We face intense and increasing competition from a large number of competitors, some of which are larger than Optelecom and have larger product development, research and sales staffs. We believe that the products developed in 2003 and 2004 and the products currently being developed will position us to compete effectively through 2005 and well into 2006. There can be no assurance, however, that our competitors will not develop products that are as, or possibly more, effective than ours. We continuously monitor our competitors’ product introductions to evaluate our ability to compete.

Acquisitions

Optelecom has recently completed the acquisition of NKF Electronics B.V. which is substantially similar in size to Optelecom. The acquisition of the foreign subsidiary involves increased risks relating to foreign currency risk exposure, increased financing costs as a result of increased borrowings to effectuate the transaction, increasing the debt of the Company and additional responsibilities imposed upon management involving post-acquisition assimilation activities end oversight of operations of the newly acquired subsidiary. All of these risks are magnified by the increase in size of the Company as a result of the acquisition.

While management believes that the transaction will be accretive, if it is not, the Company may be required to pursue equity financing to refinance the acquisition debt and enter into foreign currency hedges to reduce the exchange rate risk. Management believes that the individuals that it retained at NKF Electronics will continue the successful operations in the future and continue the effective management of NKF.

The Company may also, in the future, acquire additional subsidiaries. Any such additional acquisitions would involve similar risks as discussed herein.

Future Capital Needs; Uncertainty Of Additional Funding

Optelecom believes that our existing capital resources, including an existing $5,000,000 bank line-of-credit and future operating cash flows, will generate the funds needed for our long-term cash requirements.

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

Item 2.                          PROPERTIES

The Company’s corporate office and manufacturing facility are located at 12920 Cloverleaf Center Drive, Germantown, Maryland. This facility has 30,000 square feet of space, 26,000 of which are occupied by Optelecom, with the remaining 4,000 square feet sub-leased. Our facility has been specifically designed and fitted to accommodate our current requirements and our anticipated near-term growth needs.

Optelecom Europe Limited has its facilities in Thatcham, England, consisting of approximately 2,100 square feet of office space. This lease expires in June 2006, and the premises are in good repair, and are adequate for current requirements.

NKF Electronics maintains its corporate office and manufacturing facility in Gouda, the Netherlands, and has sales offices in Spain, France and Singapore.

Management believes that the Company’s current facilities are sufficient to meets its current and foreseeable needs.

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

No matter was submitted for a vote of our shareholders during the fourth quarter of 2004.

PART II

Item 5.                          MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, representing its only class of publicly traded equity securities, is traded on the NASDAQ Small-Cap market under the symbol OPTC. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the two years ended December 31, 2004 and 2003, respectively. Such quotations do not necessarily reflect actual transactions:

	Bid Price
	High	Low
Quarter Ended
December 31, 2004	$9.50	$8.48
September 30, 2004	10.79	7.90
June 30, 2004	14.44	9.42
March 31, 2004	12.65	8.91
December 31, 2003	13.88	8.65
September 30, 2003	15.99	10.24
June 30, 2003	12.95	7.71
March 31, 2003	8.67	4.23

There were 575 record holders of the Common Stock as of December 31, 2004. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to retain any future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and other factors that the Company’s Board of Directors deems relevant.

Listed below is information on the Company’s equity compensation plans as of March 18, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average Exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	361,984	$7.23	315,808
Equity compensation plans not approved by security holders	—	—	—
Totals	361,984	$7.23	315,808

Item 6.                          SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historic consolidated financial data for the periods and dates indicated that has been derived from the Company’s audited consolidated financial statements which have been audited by the Company’s independent registered public accounting firm. The information set forth below is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2004	2003	2002	2001	2000
Year ended December 31,
Revenues, net	$19,395,147	$17,119,658	$14,908,554	$13,176,919	$10,676,829
Net income (loss)	1,594,612	3,553,266	1,644,120	(933,585)	(5,998,852)
Basic earnings (loss) per common share	0.50	1.18	0.58	(0.33)	(2.53)
Diluted earnings (loss) per common share	0.49	1.11	0.56	(0.33)	(2.53)
As of December 31,
Total assets	12,366,409	10,431,897	6,627,223	6,373,679	6,872,492
Long-term obligations	242,944	164,020	—	69,111	663,642
Stockholders’ equity	9,934,283	7,956,476	3,667,833	2,086,557	2,958,998

Item 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF NKF ELECTRONICS

On March 8, 2005, the Company completed the acquisition of NKF Electronics pursuant to the terms and conditions of the Share Purchase Agreement. The purchase of NKF should effectively double the size of the Company’s operations and revenue, firmly establishing the Company’s position as the leading world-wide independent producer of fiber optic-based communications solutions for video surveillance, traffic monitoring, and business video systems. The integration of the companies will result in expanded and diversified revenue streams, enhanced research and development capabilities, and a more extensive sales and service organization, addressing the world-wide marketplace for the products of both companies.

Through the acquisition of NKF, we join two strong product lines and two sales units with little geographic overlap, and bring to market industry-leading, advanced communication solutions for mission critical video surveillance, intelligent transportation, and business video systems. We believe that by combining our research and development services and other resources, we can deliver excellent quality products to our customers at great values.

NKF’s primary market position and focus is centered in Europe, while Optelecom is an industry leader in the U.S. marketplace. The Optelecom/NKF combination will create a diversified company that is a global leader in the video surveillance and intelligent transportation markets. The Optelecom-NKF combination creates a company employing over 150 people worldwide with increased financial resources to support global government and commercial end-users.

The following table presents the summary financial results of NKF Electronics for the years ended December 31, 2004 and 2003.

	2004	2003
	(amounts in $000’s)*
Revenue	$19,008	$15,501
Cost of goods sold	7,574	6,187
Gross profit	11,434	9,314
Sales, general and administrative	6,676	4,772
Income from operations	4,758	4,542
Other revenue and expenses	(152)	(85)
Income taxes	1,591	1,570
Net income	$3,015	$2,887

*       amounts in USD 000’s, based on average annual exchange rates

The purchase price for the acquisition, subject to final purchase price adjustment is between 17 and 20 million Euro’s, which consisted of a cash payment of 11 million Euro ($14.5 million USD) and a 6% subordinated note issued by Optelecom to Draka Holding N.V. for the remainder. The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by M&T Bank, which consists of a Euro based term loan and a US dollar based term loan. The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010. The Acquisition Consideration is subject to post-closing adjustment in accordance with the terms and conditions of the Purchase Agreement. The amount of consideration was determined on the basis of arm’s length negotiations between the Company and Draka.

The Company also replaced its current line of credit with a revolving credit facility in an amount not to exceed $5,000,000 to be made available to the Company and NKF for the purpose of obtaining letters of credit and financing the Company’s and NKF’s working capital needs.

RESULTS OF OPERATIONS

Optelecom designs, develops, manufactures and markets high-bandwidth fiber optic-based communications systems for traffic monitoring, security / surveillance, and business video systems. Over the past two years the Company has aggressively pursued several operational objectives including: 1) the expansion of a distribution network both in the United States and abroad, 2) realization of manufacturing and process improvements, 3) implementation of a cost and asset management program and 4) the comprehensive upgrade of our computer networks, operating systems and core financial, sales and manufacturing software platforms.

The successful execution of these initiatives along with increased demand in our core markets has enabled the Company to significantly improve its financial condition in 2003 and 2004, as evidenced by increasing levels of profitability and positive cash flow. The Company will continue in 2005 to work at broadening its sales channels, sustaining gross profit margins and controlling costs.

2004 versus 2003

2004 consolidated revenues of $19.4 million were $2.3 million or 13% higher than 2003. Sales increased in the Communication Products Division and decreased slightly in the Electro-Optics Unit. Revenue for the Communication Products Division increased by $2.6 million or 17%. This increase is attributed to the Company’s continued focus of increasing sales channels both domestically and internationally. Sales to integrators and end users increased substantially over the prior year. While product pricing remained relatively stable between 2003 and 2004, the sales growth was attributable to increased sales orders and increased units sold. Electro-Optics revenues decreased to $1.4 million in 2004 from $1.8 million in 2003 as a result of less activity in the contract services sector.

Gross profit was $11.1 million in 2004 compared to $9.3 million in 2003. This 20% increase of $1.8 million is primarily the result of a higher volume of sales of 9-bit and 10-bit digital products in 2004, which had higher profit margins in 2004 compared to 2003 as a result of continued improvements in manufacturing efficiencies and reductions in material costs over the prior year. As a percentage of sales, our gross margin increased by 3% from 54% in 2003 to 57% in 2004. The Company expects margins in 2005 to be comparable to 2004.

Operating expenses were $8.9 million in 2004 compared to $7.3 million in 2003. This increase of $1.6 million or 21% is primarily due to increases in spending for administrative, sales and engineering personnel, sales advertising and trade show costs and higher occupancy costs. As a percentage of revenue our operating expenses increased 3% from 43% in 2003 to 46% in 2004. In 2002 our operating expense as a percent of revenue was 44%.

The Company reported net income in 2004 of $1.6 million or $0.49 per diluted share compared to net income of $3.6 million or $1.11 per diluted share in 2003. The Company’s 2003 net income included a $1.6 million tax benefit due to the reversal of the deferred tax valuation allowance. The Company based its 2003 decision to reverse the deferred tax valuation allowance on its consistently strong profit performance. The Company began to recognize tax expense in 2004.

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

Operating Segments

Optelecom’s products and services are categorized into two operating segments: the Communication Products Division and the Electro-Optics Technology Division. During 2003 management decided to combine the Copper Products unit and the Optical Products unit into the Communication Products Division in order to manage the business more effectively. The financial results for the two operating segments have been prepared on a basis that is consistent with the manner in which Optelecom management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.

COMMUNICATION PRODUCTS DIVISION

Communication Products Division	2004	2003	2002
Net Sales	$17,952,579	$15,327,411	$13,665,771
Gross Profit	10,553,077	8,438,028	7,500,348
Total Operating Expense	8,622,432	7,023,204	6,264,668
Operating Income (Loss)	1,930,645	1,427,838	1,235,680

2004 sales for the Communication Products Division of $18.0 million were 18% or $2.6 million higher than 2003’s sales of $15.3 million. This increase is attributed to the Company’s focus of increasing sales channels both domestically and internationally. Sales to integrators and end users increased substantially over the prior year.

In 2004 the Communication Products Division continued to experience the benefits of the expansion and re-alignment of its sales and marketing departments. The emphasis that was placed on developing new sales and distribution channels, both domestically and internationally resulted in higher sales in 2004. During 2004, three independent sales representative organizations and thirty-nine integrators were added domestically and one independent sales representative organization and thirteen integrators were added in the international marketplace. The Company expects to continue to add independent sales representative organizations and integrators both domestically and internationally in 2005.

Gross profit during 2004 of $10.6 million, or 59% of sales, was higher than 2003’s gross profit of $8.4 million or 55% of sales. The increase of $2.2 million is primarily the result of the higher volume of sales of digital and data communications products in 2004. The lower gross profit margin in 2003 is mainly attributable to significantly lower margins on a large installation for the Olympic Games in Athens, Greece. Management determined that the benefit of having our technology showcased at this premier venue provided exposure to a level of potential customers that could not be easily reached otherwise. The Company expects margins in 2005 to be comparable to 2004.

Operating expenses were $8.5 million in 2004 compared to $7.0 million in 2003. Sales and marketing costs increased $0.7 million over 2003, primarily due to higher employee costs, advertising and trade show costs. Engineering costs increased $0.2 million, primarily due to higher staff costs in 2004. General and administrative costs increased $0.6 million from $3.1 million in 2003 to $3.7 million in 2004. Cost increases are primarily attributed to the increases in personnel and occupancy costs.

ELECTRO-OPTICS TECHNOLOGY UNIT

	2004	2003	2002
Net Sales	$1,442,568	$1,792,247	$1,242,783
Gross Profit	575,247	845,253	598,189
Total Operating Expense	235,917	300,756	221,750
Operating Income	339,330	544,497	376,439

Electro-Optics sales of $1.4 million in 2004 were $0.4 million lower than 2003. The decrease is primarily attributable to the lower sales under the contract research and development portion of the business in 2004 when compared to 2003. There was a slight increase in the unit sales of the coil winding division from 2003 to 2004. Operating income for 2004 decreased also as a result of lower contract research and development sales.

OTHER INCOME (EXPENSE)

	2004	2003	2002
Interest expense—line of credit	$—	$(11,483)	$(77,442)
Interest expense—long term notes / other	(5,445)	(3,465)	(13,422)
Interest / other income	25,760	4,602	139,540
Total other income (expense)	$20,315	$(10,346)	$48,676

Other income (expenses) totaled $20,315 in 2004 compared to ($10,346) in 2003. Total interest income was $25,760 in 2004 compared to $4,602 in 2003. Interest income for 2004 increased as result of higher cash balances. Other income in 2002 represents a refund of federal income taxes paid in a prior year.

Impact of Inflation

Inflation has not had a significant effect on the operations of the Company during 2004, and we do not expect it to have a significant effect during 2005.

FINANCIAL CONDITION

The Company’s Stockholders’ equity increased from $8.0 million in 2003 to $9.9 million in 2004. The net income of $1.6 million was accompanied by an increase of $0.3 million in common stock and paid-in-capital, due to the exercise of stock options and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets and accounts payable. The Company’s current ratio has increased to 4.61 at December 31, 2004 compared to 3.59 at December 31, 2003. This increase is attributed primarily to the increase in cash from $1.4 million to $2.9 million and the $0.3 million decrease in the Company’s balance in accounts payable. Accounts receivable increased this year from $2.8 million in 2003 to $3.0 million at December 31, 2004. A significant factor in this increase was relatively large shipments late in 2004 compared to 2003.

Inventory increased slightly from $2.7 million at December 31, 2003 to $2.9 million at December 31, 2004 primarily due to increases in production materials and finished goods inventories. These increases were due to the Company’s decision to increase stocking levels to meet customer requirements, primarily for the growing security and surveillance market. As a result of the lessening of exposure to component shortages, the Company has been able to focus on stocking material at subassembly and finished good levels. This results in our ability to service our customer’s requirements in less time while benefiting from lower investment in overall inventories.

The following chart shows the composition of inventory for the past three years, with Optelecom Europe Limited’s inventory included in finished goods:

	2004	2003	2002
Production Materials	$1,604,605	$1,637,331	$1,367,886
Work in Process	192,145	414,639	210,637
Finished Goods	1,164,264	889,022	1,178,674
Allowance for Obsolescence	(93,132)	(279,992)	(303,996)
TOTAL	$2,867,882	$2,661,000	$2,453,201

In 2004, fixed asset additions were $0.9 million, compared to $1.0 million in 2003 and $0.12 million in 2002. During 2002 the Company had adopted a conservative policy on capital purchases in its effort to curtail spending and improve profitability. During 2003 and 2004, as the Company’s profitability continued to improve, capital spending was increased in order to improve and expand on engineering and factory capabilities. While the Company does not currently have any capital asset purchase commitments, we anticipate an investment in capital expenditures of approximately $1.0 million in 2005.

The Company’s current liabilities decreased $0.1 million from $2.3 million in 2003 to $2.2 million in 2004 primarily as a result of a decrease of $0.3 million in accounts payable which was offset by slight increases in accrued payroll and warranty reserve totaling $0.15 million. During 2003 the Company incurred short term note indebtedness of $0.07 million as a result of purchasing new capital equipment under a financing arrangement.

Likewise, long-term debt was increased in 2003 by $0.09 million as a result of purchasing new capital equipment under a financing arrangement. In addition, the Company incurred a deferred rent liability in

2003 as a result of entering into a new lease term on the Company’s U.S. office space. This deferred rent liability increased from $0.06 million in 2003 to $0.19 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have provided positive cash flows for 2004 and 2003. Cash provided by operating activities was $2.1 million in 2004 compared to $2.3 million in 2003.

Cash used in investing activities in 2004 decreased slightly to $0.9 million compared to $1.0 million in 2003. The Company continued to be active in capital asset acquisition during 2004 in an effort to improve and expand the manufacturing capabilities and the computer network infrastructure.

During 2004, financing activities provided $0.4 million compared to $0.09 million provided by financing activities during 2003. Cash provided by financing activities resulted from the reclassification of a $0.14 million restricted certificate of deposit from non-current to current assets. Additionally, proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan totaled $0.35 million during 2004.

Under its current banking facility, the Company has the ability to borrow up to $3.5 million under its existing bank line-of-credit as of December 31, 2004, provided there are sufficient accounts receivable and inventory. This facility consists of two components: (a) a demand working capital line of credit which will enable the Company to borrow up to the lesser of $3.0 million or the borrowing base; and (b) a $500,000 transaction specific revolving demand export line of credit for short-term financing. The amount available will be the lesser of $500,000 or the borrowing base. The Company’s borrowing base under the first facility equals the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000. The Company’s borrowing base under the second facility equals the sum of 80% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.

The first facility carries interest at the rate of LIBOR (3.10% at December 31, 2004) plus 3.5%. The second facility carries interest at the rate of PRIME (5.25% at December 31, 2004) plus 1.25%, floating.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at December 31, 2004.

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

The following are our contractual obligations as of December 31, 2004 are as follows:

	Total	Less Than 1 Year	1–3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations	$90,000	$45,000	$45,000	$—	$—
Capitalized lease obligations	—	—	—	—	—
Operating lease obligations(1)	4,738,428	519,031	1,548,746	1,098,999	1,571,652
Purchase obligations	—	—	—	—	—
Totals	$4,811,644	$564,031	$1,593,746	$1,098,999	$1,571,652

(1)          Operating leases include our office space in the U.S. and the U.K. Total rental expense under these leases for fiscal year 2004 was $565,731.

As described above, in connection with the acquisition of NKF Electronics the Company entered in new acquisition related debt agreements.

NEW ACCOUNTING STANDARDS

In November of 2004, FASB issued Statement No 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting Standard 2, Inventories adopted by the International Accounting Standards Board (IASB). The Boards noted that the wording of the original standards were similar but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the Company’s year beginning January 1, 2006. The Company does not believe that the adoption of the new standard will have a material impact on its financial position.

The FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) to provide guidance under SFAS 109 regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. FSP 109-2 contains provisions allowing companies to apply the provisions of FAS 109 after the period in which the Jobs Act was enacted. The Company is evaluating the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not completed its evaluation and has not adjusted its tax calculations to reflect the repatriation provisions of the Jobs Act as allowed by FSP 109-2.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits public companies to adopt its requirement using one of two methods—(i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date

(a) based on the requirements of SFAS 123R all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating the method it will use when it adopts SFAS 123 R

Both SFAS 123 and SFAS 123R require measurement of fair value using an option-pricing model. Although the Company currently uses the Black-Scholes model, the Company may determine that a lattice model provides a better estimate of fair value for its employee stock options. The Company has not determined which model it will use for new awards issued and for awards modified, repurchased or cancelled on or after the effective date, July 1, 2005. All awards granted prior to July 1, 2005 will maintain their grant-date value as calculated under SFAS 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. The Company currently adjusts the pro forma expense for forfeitures only as they occur.

As permitted by SFAS 123, the Company currently accounts for share-based payment to employees using APB 25’s intrinsic value method and consequently recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted because it will depend on levels of share-based payments granted in the future. However, had adoption of SFAS 123R occurred in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 of the consolidated financial statements.

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

At December 31, 2004 and 2003, the company had deferred tax assets in excess of deferred tax liabilities of $1.2 million and $1.7 million, respectively. For the reasons cited below, at December 31, 2004 and 2003, management determined that it is more likely than not that $1.2 million and $1.7 million, respectively, of such assets will be realized, resulting in a valuation allowance of $0.0 million and $0.0 million, respectively.

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

Approximately $3.4 million of future taxable income (predominately U.S.) ultimately is needed to realize the net deferred tax assets at December 31, 2004. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect the company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, loss of market share, delays in product availability or technological obsolescence.

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income taxes have been made for all years.

Item 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the twelve months ended December 31, 2004 and 2003. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company’s foreign subsidiaries, Optelecom Europe Limited and NKF Electronics B.V.. The Company believes this risk is immaterial.

Optelecom currently has no borrowings under its bank line-of-credit. Optelecom has not entered into any hedging arrangements with respect to any prior interest obligations under these lines of credit.

CERTAIN RISKS OF FOREIGN OPERATIONS

The Company has two wholly-owned subsidiaries, Optelecom Europe Limited and NKF Electronics B.V., which operate primarily in countries outside the United States and are subject to certain risks such as currency exchange rates. There can be no assurances that these factors will not have an adverse impact on our future international sales or operating results. We do not currently enter into foreign currency hedging transactions and therefore may be exposed to possible losses on international transactions.

Item 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optelecom, Inc.

We have audited the accompanying consolidated balance sheet of Optelecom, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the two years ended December 31, 2004 and 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON, LLP

Baltimore, Maryland
February 15, 2005 (except for Note 11, as to which the date is March 8, 2005)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Stockholders of Optelecom, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

ERNST & YOUNG, LLP

McLean, Virginia
February 14, 2003

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,918,959	$1,387,866
Accounts and contracts receivable, net	3,015,588	2,834,956
Inventories, net	2,867,882	2,661,000
Deferred tax asset—current	767,841	1,069,479
Prepaid expenses and other current assets	519,494	340,078
Total current assets	10,089,764	8,293,379
Property and equipment, net	1,870,039	1,350,366
Restricted certificate of deposit	—	129,368
Deferred tax asset—non-current	406,606	658,784
TOTAL ASSETS	$12,366,409	$10,431,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$798,965	$1,052,410
Accrued payroll	394,185	315,889
Commissions payable	297,870	287,767
Current portion of notes payable	45,000	67,500
Accrued warranty reserve	130,084	60,846
Other current liabilities	523,078	526,989
Total current liabilities	2,189,182	2,311,401
Notes payable	45,000	90,000
Security deposits payable	11,526	11,526
Deferred rent liability	186,418	62,494
Total liabilities	2,432,126	2,475,421
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,179,109 and 3,114,898 shares as of 2004 and 2003, respectively	95,373	93,446
Additional paid-in capital	11,318,968	10,942,206
Other comprehensive income	(15,166)	(19,672)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(199,845)	(1,794,457)
Total stockholders’ equity	9,934,283	7,956,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,366,409	$10,431,897

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003	2002
Revenues	$19,395,147	$17,119,658	$14,908,554
Cost of goods sold	8,266,823	7,836,377	6,810,017
Gross profit	11,128,324	9,283,281	8,098,537
Operating expenses:
Engineering	1,593,174	1,370,933	1,145,532
Selling and marketing	3,522,709	2,817,327	2,605,130
General and administrative	3,742,466	3,122,686	2,735,756
Total operating expenses	8,858,349	7,310,946	6,486,418
Income from operations	2,269,975	1,972,335	1,612,119
Other income (expense):
Interest income (expense), net	20,315	(10,346)	(90,864)
Other income	—	—	139,540
Total other income (expense)	20,315	(10,346)	48,676
Income (loss) before income taxes	2,290,290	1,961,989	1,660,795
(Provision) benefit for income taxes	(695,678)	1,591,277	(16,675)
Net income	$1,594,612	$3,553,266	$1,644,120
Basic earnings (loss) per share	$0.50	$1.18	$0.58
Diluted earnings (loss) per share	$0.49	$1.11	$0.56
Weighted average common shares outstanding—basic	3,159,285	3,019,279	2,850,587
Weighted average common shares outstanding—diluted	3,264,807	3,197,807	2,940,026
Net income	$1,594,612	$3,553,266	$1,644,120
Foreign currency translation	4,506	(61,210)	(185,591)
Comprehensive income	$1,599,118	$3,492,056	$1,458,529

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003	2002
Cash Flows From Operating Activities
Net income	$1,594,612	$3,553,266	$1,644,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	430,180	332,822	360,927
Loss on disposal of equipment	—	—	8,110
Write off discount on common stock	—	—	11,161
Accounts receivable provision	41,111	(54,356)	54,697
Inventory provision	(186,859)	(24,005)	(48,704)
Stock based compensation	24,900	—	6,432
Deferred rent	123,924	62,494	(33,111)
Deferred tax asset	553,816	(1,624,158)	—
Change in assets and liabilities:
Accounts and contracts receivable	(221,742)	384,120	(741,373)
Inventories	(20,023)	(183,794)	391,151
Prepaid expenses and other assets	(179,416)	(157,178)	(45,502)
Other assets	—	126,062	(126,062)
Accounts payable	(253,445)	80,994	(275,667)
Other current liabilities	153,726	(219,399)	624,609
Net cash provided by operating activities	2,060,784	2,276,868	1,830,788
Cash Flows From Investing Activities
Proceeds from sale of equipment	—	—	5,841
Security deposit	—	11,526	—
Capital expenditures	(948,363)	(980,205)	(123,510)
Net cash used in investing activities	(948,363)	(968,679)	(117,669)
Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	—	2,020,551	11,406,756
Payments on bank line-of-credit payable	—	(2,596,630)	(12,506,542)
Payments on notes payable and capital leases	(67,500)	(23,506)	(543,777)
Decrease in restricted certificate of deposit	129,368	—	—
Proceeds from issuance of common stock	59,569	58,636	64,226
Proceeds from exercise of stock options	294,220	633,847	40,928
Net cash provided by (used in) financing activities	415,657	92,898	(1,538,409)
Effect of exchange rates on cash and cash equivalents	3,015	(61,210)	(185,591)
Net increase (decrease) in cash and cash equivalents	1,531,093	1,339,878	(10,881)
Cash and cash equivalents—beginning of period	1,387,866	47,988	58,869
Cash and cash equivalents—end of period	$2,918,959	$1,387,866	$47,988
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$5,445	$15,436	$105,895
Cash paid during the year for income taxes	$57,564	$36,374	$—
Supplemental information on non-cash investing and financing activities:
Notes and capital lease obligations incurred for new equipment	$—	$180,000	$4,800

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Number of Shares	Common Stock	Discount on Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2002	2,833,321	85,000	(11,161)	10,048,911	(6,432)	(6,991,843)	227,129	(1,265,047)	2,086,557
Common stock issued from exercise of options	25,420	761	—	63,465	—	—	—	—	64,226
Common stock issued from employee stock purchase plan	19,150	575	—	40,353	—	—	—	—	40,928
Foreign currency translation	—	—	—	—	—	—	(185,591)	—	(185,591)
Stock based compensation	—	—	—	—	6,432	—	—	—	6,432
Write off discount on stock	—	—	11,161	—	—	—	—	—	11,161
Net income	—	—	—	—	—	1,644,120	—	—	1,644,120
BALANCE, DECEMBER 31, 2002	2,877,891	86,336	—	10,152,729	—	(5,347,723)	41,538	(1,265,047)	3,667,833
Common stock issued from exercise of options	224,014	6,720	—	627,126	—	—	—	—	633,846
Common stock issued from employee stock purchase plan	10,993	330	—	52,181	—	—	—	—	52,511
Stock awards	2,000	60	—	20,920	(14,855)	—		—	6,125
Foreign currency translation	—	—	—	—	—	—	(61,210)	—	(61,210)
Tax benefit from exercise of options	—	—	—	104,105	—	—	—	—	104,105
Net income	—	—	—	—	—	3,553,266	—	—	3,553,266
BALANCE, DECEMBER 31, 2003	3,114,898	93,446	—	10,957,061	(14,855)	(1,794,457)	(19,672)	(1,265,047)	7,956,476
Common stock issued from exercise of options and warrants	52,545	1,577	—	189,103	—	—	—	—	190,680
Common stock issued from employee stock purchase plan	7,666	230	—	59,339	—	—	—	—	59,569
Stock awards	4,000	120	—	43,040	(43,160)	—		—	—
Stock based compensation	—	—	—	—	24,900	—	—	—	24,900
Foreign currency translation	—	—	—	—		—	(10,246)	—	(10,246)
Tax benefit from exercise of options	—	—	—	103,540	—	—	14,752	—	118,292
Net income	—	—	—	—	—	1,594,612	—	—	1,594,612
BALANCE, DECEMBER 31, 2004	3,179,109	$95,373	$—	$11,352,083	$(33,115)	$(199,845)	$(15,166)	$(1,265,047)	$9,934,283

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Optelecom, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company designs, manufactures and markets video communication products, specializing in transmission and distribution equipment for the delivery of real time video.

Optelecom’s products and services are categorized into two operating segments: the Communication Products Division and the Electro-Optics Technology Division. During 2003 management decided to combine the Copper Products unit and the Optical Products unit into the Communication Products Division in order to manage the business more effectively. The financial results for these operating segments have been prepared on a basis that is consistent with the manner in which Optelecom management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition—Revenue from commercial sales is recognized when products are shipped. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. All shipping handling fees and related costs are recorded as components of cost of goods sold.

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

The following is a summary of the Company’s continuing warranty obligation for the years ended December 31:

	2004	2003
Balance, beginning of year	$60,846	$44,512
Provision for warranty obligations	152,558	52,446
Charges of warranty obligations	(83,320)	(36,112)
Balance, end of year	$130,084	$60,846

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

Impairment of Long-Lived Assets—The Company periodically reviews the carrying value of long-lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount which the carrying amount of the assets exceeds their fair value. No impairment losses were recorded during 2004, 2003 or 2002.

Research and Development Costs—Research and development costs are expensed as incurred as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $1,155,000, $979,000 and $847,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2004	2003	2002
Net income as reported	$1,594,612	$3,553,266	$1,644,120
Less: Stock-based employee compensation costs, net of income tax, as if fair value method had been applied	(657,538)	(279,865)	(121,052)
Net income pro forma	$937,074	$3,273,401	$1,523,068
Basic income per share:
As reported	$0.50	$1.18	$0.58
Pro forma	$0.30	$1.08	$0.53
Diluted income per share:
As reported	$0.49	$1.11	$0.56
Pro forma	$0.29	$1.02	$0.52

The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The weighted-average fair value of options granted during 2004, 2003, and 2002 was $9.44, $5.89 and $3.15, respectively. The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected stock price volatility	87%	122%	129%
Risk-free interest rate	3.60%	2.27%	2.39%
Average expected life	4 years	4 years	4 years

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

Restricted Certificate of Deposit—The Company has provided a performance bond in relation to a contract which is secured by a letter of credit in the amount of $129,368 at December 31, 2003. This letter of credit was fully collateralized by a certificate of deposit. The certificate of deposit was redeemable by the Company upon the satisfactory completion of the contract in 2004.

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

The computation of weighted average shares outstanding for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Basic Earnings Per Share:
Earning available to common stockholders	$1,594,612	$3,553,266	$1,644,120
Weighted average common shares outstanding	3,159,285	3,019,279	2,850,587
Basic earnings per share	$0.50	$1.18	$0.58
Diluted Earnings Per Share:
Earning available to common stockholders	$1,594,612	$3,553,266	$1,644,120
Weighted average common shares outstanding	3,159,285	3,019,279	2,850,587
Effect of stock options and warrants	105,522	178,528	89,439
Diluted Shares	3,264,807	3,197,807	2,940,026
Diluted earnings per share	$0.49	$1.11	$0.56

Recent Accounting Pronouncements—In November of 2004, FASB issued Statement No 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting Standard 2, Inventories adopted by the International Accounting Standards Board (IASB). The Boards noted that the wording of the original standards were similar but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the Company’s year beginning January 1, 2006. The Company does not believe that the adoption of the new standard will have a material impact on its financial position.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits public companies to adopt its requirement using one of two methods—(i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating the method it will use when it adopts SFAS 123 R

Both SFAS 123 and SFAS 123R require measurement of fair value using an option-pricing model. Although the Company currently uses the Black-Scholes model, the Company may determine that a lattice model provides a better estimate of fair value for its employee stock options. The Company has not determined which model it will use for new awards issued and for awards modified, repurchased or cancelled on or after the effective date, July 1, 2005. All awards granted prior to July 1, 2005 will maintain their grant-date value as calculated under SFAS 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. The Company currently adjusts the pro forma expense for forfeitures only as they occur.

As permitted by SFAS 123, the Company currently accounts for share-based payment to employees using APB 25’s intrinsic value method and consequently recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted because it will depend on levels of share-based payments granted in the future. However, had adoption of SFAS 123R occurred in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation above.

2.   ACCOUNTS AND CONTRACTS RECEIVABLE

Accounts and contracts receivable consisted of the following at December 31:

	2004	2003
Accounts and contracts receivable	$3,158,782	$2,937,040
Less: Allowance for doubtful accounts	(143,194)	(102,084)
	$3,015,588	$2,834,956

3.   INVENTORIES

Inventories consisted of the following at December 31:

	2004	2003
Production materials	$1,604,605	$1,637,331
Work in process	192,145	414,639
Finished goods	1,164,264	889,022
Allowance for obsolescence	(93,132)	(279,992)
Net	$2,867,882	$2,661,000

4.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2004	2003
Laboratory equipment	$2,133,285	$1,695,428
Office equipment	2,092,922	1,998,705
Furniture and fixtures	90,083	83,159
Leasehold improvements	526,890	500,199
Computer hardware and software	402,286	99,806
	5,245,466	4,377,297
Less accumulated depreciation and amortization	(3,375,427)	(3,026,931)
Net property and equipment	$1,870,039	$1,350,366

Assets under capital leases are included in the above categories and consisted of the following:

	2004	2003
Laboratory equipment	$85,171	$85,171
Office equipment	52,389	52,389
	137,560	137,560
Less accumulated amortization	(101,912)	(92,915)
Net assets under capital leases	$35,648	$44,645

Depreciation expense was $430,180, $332,822 and $360,927 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.   INCOME TAXES

The components of income before income taxes consisted of the following for the years ended December 31:

	2004	2003	2002
U.S. Operations	$2,111,653	$1,621,094	$1,909,945
Non-U.S. Operations	178,637	340,895	(249,150)
	$2,290,290	$1,961,989	$1,660,795

The components of the expense (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

	2004	2003	2002
Current expense (benefit)
U.S. Operations	$29,299	$27,153	$16,675
Non-U.S. Operations	—	—	—
	$29,299	$27,153	$16,675

	2004	2003	2002
Deferred expense (benefit)
U.S. Operations	$605,189	$(1,324,455)	$—
Non-U.S. Operations	61,190	(293,975)	—
	$666,379	$(1,618,430)	$—
Total	$695,678	$(1,591,277)	$16,675

The difference between the federal income tax expense (benefit) and the amount computed applying the statutory federal income tax rate are summarized as follows for the years ended December 31:

	2004	2003	2002
United States Federal tax at statutory rates	34.0%	34.0%	34.0%
(Reduction) increase of taxes:
State taxes, net of federal benefit	3.3	1.9	3.3
Valuation allowance related to net deferred tax assets	—	(116.8)	(45.1)
Income from foreign subsidiary	—	—	7.8
Business tax credits	(6.9)	—	—
Other	(0.1)	(0.2)	(1.1)
Effective income tax rate	30.3%	(81.1)%	(1.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows:

	2004	2003
Gross deferred tax assets:
Excess book depreciation	$—	$97,215
Inventory	142,346	199,256
Accrued vacation	76,611	60,329
Deferral of rent expense	68,304	22,898
Bad debt reserve	51,507	41,676
Accrued warranty reserve	47,663	22,294
Tax credits	484,830	311,792
Other	25,924	1,979
Net operating loss—non-US	140,743	191,818
Net operating loss	338,008	779,006
Deferred tax assets	1,375,936	1,728,263
Gross deferred tax liabilities:
Excess tax depreciation	(134,394)	—
Other	(67,093)	—
Net deferred tax assets	$1,174,449	$1,728,263

As of December 31, 2004, Optelecom had tax effected net operating loss and business tax credit carryforwards of approximately $338,000 and $425,000, respectively, for US income tax purposes. These carryforwards begin to expire in the year 2020. The Company also had tax credit carryforwards available for alternative minimum tax purposes of approximately $45,000, which do not expire. The use of these net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change of ownership as determined by the Internal Revenue Service. The effects of potential ownership changes, if any, have not been analyzed by the Company. Additionally, as of December 31, 2004, Optelecom had tax effected net operating loss carryforwards in jurisdictions outside the United States of approximately $141,000, which carry forward indefinitely.

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

6.   NOTES PAYABLE TO BANK

Under its current banking facility, the Company has the ability to borrow up to $3.5 million under its existing bank line-of-credit as of December 31, 2004, provided there are sufficient accounts receivable and inventory,. This facility consists of two components: (a) a demand working capital line of credit which will enable the Company to borrow up to the lesser of $3.0 million or the borrowing base; and (b) a $500,000 transaction specific revolving demand export line of credit for short-term financing. The amount available will be the lesser of $500,000 or the borrowing base. The Company’s borrowing base under the first facility equals the sum of 90% of eligible government billed accounts receivable, 80% of the eligible commercial billed accounts receivable and 20% of eligible related inventory capped at $500,000. The Company’s borrowing base under the second facility equals the sum of 75% of the eligible export-related inventory and 90% of the eligible export-related accounts receivable. This facility is guaranteed 90% by the Export-Import Bank of the United States (“Ex-Im Bank”) under Ex-Im Bank’s Working Capital Guarantee Program.

The first facility carries interest at the rate of LIBOR (3.10% at December 31, 2004) plus 3.5%. The second facility carries interest at the rate of PRIME (5.25% at December 31, 2004) plus 1.25%, floating.

Optelecom is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at December 31, 2004.

The Company had a promissory note agreement with a bank that was collateralized by substantially all the assets and contracts of the Company. The original note principal was $2,500,000 and was payable in monthly installments of $62,500 through August 2002, with interest payable monthly at the rate of prime plus 1%. The principal balance was repaid during 2002.

The Company took delivery of major capital equipment for its manufacturing operations in March 2003 and incurred a promissory note with the vendor. The note principal was $180,000 and is payable in semi-annual installments of $22,500 beginning June 2003 through December 2006, with interest payable at the rate of 4.40%.

On March 8, 2005, in connection with the Company’s acquisition of NKF Electronics the Company executed acquisition related debt agreements which are described in Note 11.

7.   COMMITMENTS AND CONTINGENCIES

Operating Leases—In March 2003, the Company began to occupy its corporate office and manufacturing facility located in Germantown, Maryland. As an inducement to enter this operating lease, the Company received certain incentives such as rent abatement. Additionally, the lease provides for scheduled rent increases. These lease incentives will be amortized over the lease period. Rent expense is being recognized on a straight-line basis.

Optelecom Europe, Ltd. has leases for office and sales facilities, which expire in June, 2006.

As of December 31, 2004, future net minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year Ended December 31:
2005	$519,031
2006	512,105
2007	511,024
2008	525,617
2009	541,383
Thereafter	2,129,268
$4,738,428

Rent expense was $565,733, $530,478 and $263,642 in 2004, 2003 and 2002, respectively.

During 2004 and 2003, Optelecom leased office and laboratory equipment and a motor vehicle. These leases have terms ranging from one to five years and were recorded as operating and capital leases. The future minimum payments under these leases are $28,892.

Legal Proceedings—From time to time, Optelecom is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report Optelecom is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, financial condition or results of operations.

8.   STOCKHOLDERS’ EQUITY

Common Stock—During 2003 and 2004, proceeds from the exercise of stock options were $633,847 and $294,220, respectively.

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

The 2002 Incentive Stock Option Plan provides for up to 476,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to the Company. There were 205,308 options available for future grant at December 31, 2004. The exercise price of each option is the fair market value of the stock at the grant date. Options are 25% exercisable at the grant date, 75% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.

A summary of stock option activity for the Non-qualified Employee and Incentive Stock Option Plans during the years ended December 31 is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, January 1	187,550	$4.51	164,938	$3.72	176,801	$4.37
Granted	138,091	9.35	103,851	5.30	39,700	3.95
Exercised	33,295	3.74	72,764	3.73	16,169	2.36
Canceled	612	2.93	8,475	5.45	35,394	7.79
Outstanding, end of year	291,734	$6.89	187,550	$4.51	164,938	$3.72
Exercisable options, December 31	148,786	$5.86	72,915	$4.31	82,971	$4.05

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise price	outstanding	life in years	price	exercisable	price
$1.44 to $4.66	119,768	2.45	$3.89	83,608	$3.91
$4.77 to $9.17	28,875	2.25	6.01	24,800	5.70
$9.19 to $9.19	118,166	4.02	9.19	28,928	9.19
$9.22 and above	24,925	3.86	11.45	11,450	12.00
	291,734	3.19	$6.89	148,786	$5.86

The 2001 Nonqualified Director Stock Option Plan provides for up to 200,000 shares available for grant. Under this plan, each non-employee director who attends a Board of Directors meeting is granted an option to purchase 1,000 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter. There were 110,500 options available for future grant at December 31, 2004.

A summary of stock option activity for the Non-qualified Director Plan during the year ended December 31 is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	55,500	$6.14	91,250	$3.85	83,000	$3.68
Granted	34,000	9.78	15,500	9.81	17,000	3.74
Exercised	19,250	3.43	51,250	3.18	8,750	2.98
Canceled	—	—	—	—	—	—
Outstanding, end of year	70,250	$8.65	55,500	$6.14	91,250	$3.85
Exercisable options, December 31	70,250	$8.65	55,500	$6.14	91,250	$3.85

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.75 to $5.23	18,250	1.51	$3.49	18,250	$3.49
$5.87 to $9.20	19,500	4.30	8.72	19,500	8.72
$9.71 to $10.79	19,000	4.16	10.25	19,000	10.25
$10.82 and above	13,500	2.68	13.25	13,500	13.25
	70,250	3.23	$8.65	70,250	$8.65

9.   EMPLOYEE BENEFIT PLANS

The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of four years from the date of entry into the plan (date of employment). Under the plan, the Company’s contribution is determined annually by the Board of Directors and is funded as accrued. There was no profit-sharing expense for 2004, 2003 and 2002.

The Company also has a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company’s full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $111,241, $84,318 and $59,036 in 2004, 2003 and 2002, respectively.

10.   BUSINESS SEGMENT INFORMATION

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

Factors Management Used to Identify the Company’s Reportable Segments

The Company’s reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies. The following table summarizes revenues, depreciation and amortization, operating income, total assets, and capital expenditures by business segment for fiscal 2004, 2003, and 2002:

	Year ended December 31, 2004
	Communication Products Division	Electro- Optics Division	Total
Revenues	$17,952,579	$1,442,568	$19,395,147
Depreciation and amortization	430,180	—	430,180
Income from operations	1,930,645	339,330	2,269,975
Assets	12,157,605	208,804	12,366,409
Capital expenditures	948,363	—	948,363

	Year ended December 31, 2003
	Communication Products Division	Electro- Optics Division	Total
Revenues	$15,327,411	$1,792,247	$17,119,658
Depreciation and amortization	332,822	—	332,822
Income from operations	1,427,838	544,497	1,972,335
Assets	10,125,473	306,424	10,431,897
Capital expenditures	1,160,205	—	1,160,205

	Year ended December 31, 2002
	Communication Products Division	Electro- Optics Division	Total
Revenues	$13,665,771	$1,242,783	$14,908,554
Depreciation and amortization	360,927	—	360,927
Income from operations	1,235,680	376,439	1,612,119
Assets	6,312,719	314,504	6,627,223
Capital expenditures	123,510	—	123,510

Reconciliation of operating profit by segment to net income before benefit (provision) for income taxes:

	2004	2003	2002
Operating income (loss) by segment	$2,269,975	$1,972,335	$1,612,119
Interest expense—line of credit	—	(11,483)	(77,442)
Interest expense—long term notes	(5,445)	(3,465)	(13,422)
Other income (expense)	25,760	4,602	139,540
Total other income (expense)	20,315	(10,346)	48,676
Income (loss) before provision for income taxes	$2,290,290	$1,961,989	$1,660,795

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

Significant Customers and Foreign Exports

Optelecom does most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 2004, five commercial customers accounted for a total of 21% of sales with no one customer accounting for more than 10% of sales. In 2003, five commercial customers accounted for a total of 21% of sales with no one customer accounting for more than 10% of sales. In 2002, five commercial customers accounted for a total of 22% of sales with one customer accounting for more than 10% of sales.

Included in the Communication Products’ revenues are export sales of $1,709,360, $1,462,967 and $3,260,000 for 2004, 2003, and 2002, respectively. Additionally, the Communication Products Division has operations in Europe through its Optelecom Europe, Ltd. subsidiary and it recorded sales of $2,688,221, $3,224,158 and $1,881,219 for 2004, 2003 and 2002, respectively. Long-lived assets reported for the Optelecom Europe, Ltd. are located in the United Kingdom. All long-lived assets for the Communication Products segment are located in the United States.

11.   SUBSEQUENT EVENT

On March 8, 2005, Optelecom, Inc. (the “Company”) completed the acquisition of NKF Electronics, B.V. a private company with limited liability, incorporated in the Netherlands (“NKF”), pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”)

Pursuant to the Purchase Agreement, the Company acquired all of the outstanding stock of NKF for the following consideration (the “Acquisition Consideration”): (a) eleven million Euro (€11,000,000) paid in cash; and (b) a Subordinated Promissory Note in the principal amount of up to Nine Million Euro (€9,000,000) (the “Subordinated Note”), subject to final purchase price adjustments. The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010. The Acquisition Consideration is subject to post-closing adjustment in accordance with the terms and conditions of the Purchase Agreement. The amount of consideration was determined on the basis of arm’s length negotiations between the Company and Draka.

The Company also replaced its current line of credit with a revolving credit facility in an amount not to exceed $5,000,000 to be made available to the Company and NKF for the purpose of obtaining letters of credit and financing the Company’s and NKF’s working capital needs.

12.   QUARTERLY INFORMATION (UNAUDITED)

The following unaudited information sets forth our results of operations on a quarterly basis for the two years ended December 31, 2004 and 2003:

	March 31	June 30	September 30	December 31
	(amounts in thousands except per share data)
2004:
Revenues, net	$4,180	$4,265	$5,530	$5,420
Gross profit	2,411	2,433	3,143	3,141
Operating income	441	449	755	625
Net income	303	303	569	420
Earnings per share—basic	$0.10	$0.10	$0.18	$0.13
Earnings per share—diluted	$0.09	$0.09	$0.17	$0.13
2003:
Revenues, net	$3,488	$4,176	$4,499	$4,957
Gross profit	1,966	2,490	2,507	2,320
Operating income	376	544	660	392
Net income	369	536	645	2,003
Earnings per share—basic	$0.13	$0.18	$0.21	$0.64
Earnings per share—diluted	$0.12	$0.17	$0.20	$0.62

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

PART III

Item 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item regarding directors and executive officers is set forth in the Company’s Proxy Statement for the 2005 Annual Meeting in the Sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11.                   EXECUTIVE COMPENSATION

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2005 Annual Meeting in the Section entitled “Executive Compensation” and is incorporated herein by reference.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2005 Annual Meeting in the Section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No response is required to this item.

Item 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2005 Annual Meeting in the Section entitled “Selection of the Auditor” and is incorporated herein by reference.

PART IV

Item 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Number	Description
(a)	The following documents are filed as a part of this report:
(1)	All financial statements;

The consolidated financial statements of the Company and its subsidiaries on pages 27 through 30 hereof, and the reports thereon of Grant Thornton LLP and Ernst & Young LLP appearing on pages 25 and 26 hereof.

(2)	Financial Statement Schedule

Schedule II for the years ended December 31, 2004, 2003 and 2002 and the report thereon of Grant Thornton LLP and Ernst & Young LLP appearing on pages 25 and 26 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

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

OPTELECOM, INC.
Date: March 24, 2005	By	/s/ EDMUND LUDWIG
Edmund Ludwig
Director and President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM, INC.
Date: March 24, 2005	By	/s/ CARL RUBBO, JR.
Carl Rubbo, Jr.
Director
Date: March 24, 2005	By	/s/ DAVID R. LIPINSKI
David R. Lipinski
Director
Date: March 24, 2005	By	/s/ ROBERT URSO
Robert Urso
Director
Date: March 24, 2005	By	/s/ WALTER R. FATZINGER, JR.
Walter R. Fatzinger, Jr.
Director
Date: March 24, 2005	By	/s/ JAMES ARMSTRONG
James Armstrong
Director and Chief Financial Officer

SCHEDULE II

OPTELECOM, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at	Charged to		Balance
	Beginning of Period	Costs and Expenses	Deductions	at End of Period
Year Ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$279,991	$120,079	$(306,938)	$93,132
Allowance for uncollectible accounts receivable	102,084	41,111	—	143,195
Valuation allowance for deferred tax assets	—	—	—	—
Year Ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	303,996	266,412	(290,417)	279,991
Allowance for uncollectible accounts receivable	156,439	77,350	(131,705)	102,084
Valuation allowance for deferred tax assets	1,449,630	—	(1,449,630)	—
Year Ended December 31, 2002:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	352,700	150,434	(199,138)	303,996
Allowance for uncollectible accounts receivable	101,742	104,481	(49,784)	156,439
Valuation allowance for deferred tax assets	2,760,817	—	(1,311,187)	1,449,630