Form 10-Q
period 2005-03-31
OPTELECOM INC
filed 2005-05-16
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2005
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

Yes ☐    No ☒

At May 12, 2005, the registrant had outstanding 3,240,185 shares of Common Stock, $.03 Par Value.

OPTELECOM, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTELECOM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 and DECEMBER 31, 2004
(Unaudited)

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,738,281	$2,918,959
Accounts and contracts receivable, net	6,853,266	3,015,588
Inventories, net	5,569,461	2,867,882
Deferred tax asset—current	833,796	767,841
Prepaid expenses and other current assets	943,758	519,494
Total current assets	16,938,562	10,089,764

Property and equipment, net	2,777,672	1,870,039
Deferred tax asset—non-current	500,189	406,606
Goodwill and other intangible assets	19,509,003	—
TOTAL ASSETS	$39,725,426	$12,366,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,847,426	$798,965
Accrued payroll	579,460	394,185
Commissions payable	474,674	297,870
Current portion of notes payable	2,479,449	45,000
Accrued warranty reserve	405,807	130,084
Other current liabilities	2,111,761	523,078
Total current liabilities	7,898,577	2,189,182

Notes payable – senior	12,065,085	45,000
Notes payable – subordinated	9,180,630	—
Security deposits payable	11,526	11,526
Deferred rent liability	196,752	186,418
Total liabilities	29,352,570	2,432,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,225,978 and 3,179,109 shares as of March 31, 2005 and December 31, 2004, respectively	96,779	95,373
Additional paid-in capital	11,642,970	11,3118,968
Other comprehensive loss	(52,809)	(15,166)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Accumulated deficit	(49,036)	(199,845)
Total stockholders’ equity	10,372,856	9,934,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,725,426	$12,366,409

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2005	2004

Revenues	$5,486,914	$4,180,123
Cost of goods sold	2,486,247	1,769,016
Gross profit	3,000,667	2,411,107
Operating expenses:
Engineering	564,215	371,499
Selling and marketing	1,032,321	688,337
General and administrative	1,093,970	909,779
Total operating expenses	2,690,506	1,969,615

Income from operations	310,161	441,492

Other income (expense):
Interest income (expense), net	(90,815)	2,487
Other income (expense), net		5,391

Total other income	(90,815)	7,878

Income before income taxes	219,346	449,370
Provision for income taxes	68,538	145,945
Net income	$150,808	$303,425

Basic earnings per share	$0.05	$0.10

Diluted earnings per share	$0.05	$0.09

Weighted average common shares outstanding—basic	3,193,575	3,127,520

Weighted average common shares outstanding—diluted	3,282,336	3,256,489

Net income	$150,808	$303,425
Foreign currency translation	(37,643)	(10,091)
Comprehensive income	$113,165	$293,334

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2005	2004
Cash Flows From Operating Activities
Net income	$150,808	$303,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,766	102,888
Accounts receivable provision	(357)	358
Change in allowance for inventory obsolescence reserve	20,628	(67,979)
Stock based compensation	8,025	2,625
Deferred rent	10,334	32,083
Deferred tax asset	(93,732)	138,346
Change in assets and liabilities:
Accounts and contracts receivable	411,931	346,604
Inventories	(14,849)	(230,242)
Prepaid expenses and other assets	(191,656)	(23,367)
Other assets	—	(3,912)
Accounts payable	(105,704)	(359,833)
Commissions payable	(96,777)
Other current liabilities	1,118,563	(264,756)
Net cash provided by operating activities	1,361,980	(25,760)

Cash Flows From Investing Activities
Capital expenditures	(9,642)	(283,486)
Investment in NKF Electronics B.V., net of cash acquired	(16,267,291)	—
Net cash used in investing activities	(16,276,933)	(283,486)

Cash Flows From Financing Activities
Borrowings on notes payable	14,454,534	—
Payments on notes payable and capital leases	—	(22,500)
Increase in certificate of deposit	—	(5,391)
Proceeds from issuance of common stock	226,134	22,700
Proceeds from exercise of stock options	91,250	109,039
Net cash provided by financing activities	14,771,918	103,848
Effect of exchange rates on cash and cash equivalents	(37,643)	(10,657)
Net decrease in cash and cash equivalents	(180,678)	(216,055)
Cash and cash equivalents—beginning of period	2,918,959	1,387,866
Cash and cash equivalents—end of period	$2,738,281	$1,171,811

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$39,500	$28,012

See notes to unaudited consolidated financial statements.

OPTELECOM, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements, including the accounts of Optelecom and its wholly owned subsidiaries (collectively referred to as “the Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of Management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2004.

The results for the interim periods are not necessarily indicative of the results to be expected for future quarters or the year.

2       Acquisition of NKF Electronics

On March 8, 2005, Optelecom, Inc. (the “Company”) completed the acquisition of NKF Electronics, B.V. a private company with limited liability, incorporated in the Netherlands (“NKF”), pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”) by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands (“Draka”), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, a direct wholly-owned subsidiary of Draka (“Vastgoed” and together with Draka – the “Sellers”).

Pursuant to the Purchase Agreement, the Company acquired from the Sellers and the Sellers sold, all of the outstanding stock of NKF for the following consideration (the “Acquisition Consideration”): (a) $9,152,870 in cash; (b) $5,454,210 paid in cash to retire NKF’s inter-company debt owed to the Seller; and (c) a Subordinated Promissory Note in the principal amount of $12,007,800, less $2,827,170, which represents management’s estimate of the purchase price adjustment in accordance with the terms and conditions of the Purchase Agreement.  The amount of consideration was determined on the basis of arm’s length negotiations between the Company and the Seller.

The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the net assets acquired, including identified intangible assets. The preliminary allocation was based on management’s estimates.  Management is has engaged an independent third party valuation firm to assist with the final allocation of the purchase price.  The purchase price included closing costs of $ 2,028,059.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash paid at closing to Seller	$14,607,080
Note tendered at closing to Seller	12,007,800
Direct acquisition costs	2,028,059
Purchase price adjustment	(2,827,170)

Total purchase price	25,815,769

Less fair value of identified assets acquired:
Cash	(367,851)
Accounts receivable, net	(4,249,252)
Inventory	(2,707,358)
Fixed assets	(1,042,757)
Other	(320,609)
(8,665,631)

Add: Fair value of liabilities assumed:
Accounts payable	1,154,164
Accrued expenses	659,091
Other	545,610
2,358,865
Excess of cost over fair value of net identified assets acquired – Goodwill and intangible assets	$19,509,003

Unaudited pro forma results of operations are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the three month periods ended March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004

Proforma revenues ($000’s)	$8,220	$7,646
Proforma net income ($000’s)	$695	$719
Proforma earnings per share – basic	$0.22	$0.23
Proforma earning per share – diluted	$0.21	$0.22

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results or financial position of the combined enterprise. The unaudited proforma combined condensed financial information does not reflect any adjustments to conform accounting practices or to reflect any cost savings or other synergies anticipated as a result of the acquisition.

3.     Inventory

Inventories consisted of the following:

	March 31, 2005	December 31, 2004
Production materials	$2,685,343	$1,604,605
Work in process	1,046,523	192,145
Finished goods	1,951,354	1,164,264
Allowance for obsolescence	(113,760)	(93,132)
Net	$5,569,462	$2,867,882

4.     Notes Payable

Notes payable consist of the following:

	March 31, 2005	December 31, 2004
Senior term facilility with a bank due February 2009	$14,454,597	$—
Subordinated acquisition debt due March 2010	9,180,630	—
Line of credit with a bank	—	—
Other	89,937	90,000
	$23,725,164	$90,000

On March 8, 2005 the Company completed the acquisition of NKF Electronics B.V. pursuant to the terms and conditions of the Share Purchase Agreement.  The purchase price for the acquisition, including management's estimate of the purchase price adjustment, is $23,635,228, which consists of a cash payment of 11 million Euros ($14.5 million USD) and a 6% subordinated note issued by Optelecom, Inc. to Draka Holding N.V. for the remainder.

The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by a Bank, which consists of a 4.1 million Euro based term loan ($5.3 million USD) and a $9.2 million USD based term loan.  Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%.  The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA.  As of March 31, 2005, the interest rate on this facility was 5.76%.  The term loans are subject to a seventy two month amortization which is payable over four years with a balloon payment in month 48.  Principal and interest are payable on a monthly basis. At March 31, 2005 $14,454,597 was outstanding under this facility.

The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

As of March 31, 2005 the Company has the ability to borrow up to $5.0 million under a bank line-of-credit provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5 million USD.  The Company’s borrowing base under the facility is equal to between 60% - 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position.  As of March 31, 2005, the Company had no borrowings outstanding on its bank line-of-credit.

Optelecom is required to comply with certain financial ratios including maintaining a minimum fixed charge coverage ratio and a maximum senior debt to EBITDA ratio. The Company was in compliance with all of these covenants at March 31, 2005.

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

	Three Months ended March 31,
	2005	2004
Basic Earnings per Share:
Net Income	$150,808	$303,425
Weighted average common shares – basic	3,193,575	3,127,520
Basic income per share	$0.05	$0.10

Diluted Earnings per Share:
Net Income	$150,808	$303,425
Weighted average common shares – basic	3,193,575	3,127,520
Assumed conversion of:
Stock options	88,761	128,969
Weighted average common shares – diluted	3,282,336	3,256,489

Diluted income per share	$0.05	$0.09

6.     Stock-based Compensation

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

	Three Months ended March 31,
	2005	2004
Net income, as reported	$150,808	$303,425
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(249,174)	(216,876)
Pro-forma net income	$(98,366)	$86,549

Net income per share:
Basic, as reported	$0.05	$0.10
Basic, pro-forma	$(0.03)	$0.03

Diluted, as reported	$0.05	$0.09
Diluted, pro-forma	$(0.03)	$0.03

The effect of applying SFAS No. 123 on a pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

7.     Business Unit Information

The Company manages its operations in two segments:  the Communication Products Division (CPD) which develops, manufactures, and sells optical fiber-based data communications equipment to both commercial and government customers; and the Electro-Optics Division (EOD) which is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers.

	Quarter Ended March 31, 2005
	Communication Products Division	Electro-Optics Division	Total

Revenues	$5,279,871	$207,043	$5,486,914
Depreciation and amortization	144,766	—	144,766
Income (loss) from operations	343,032	(32,871)	310,161
Assets	42,586,757	143,644	42,730,401
Capital expenditures	36,426	—	36,426

	Quarter Ended March 31, 2004
	Communication Products Division	Electro-Optics Division	Total

Revenues	$3,800,179	$379,944	$4,180,123
Depreciation and amortization	102,888	—	102,888
Income from operations	384,194	102,764	441,492
Assets	9,979,724	264,866	10,244,590
Capital expenditures	283,486	—	283,486

Optelecom is engaged primarily in the development, manufacture, and sale of integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations.  Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.  Geographically the majority of our revenues come from sales in the United States.  During the three months ended March 31, 2005 and 2004 revenue by geographic region was as follows:

	2005	2004

United States	$2,378,709	$3,120,569
Europe	2,506,544	466,394
Asia - Pacific	212,595	303,783
Other	389,066	290,098
Total	$5,486,914	$4,180,123

The decrease in the United States region is due to lower CPD sales resulting from a decline in orders from the security and surveillance marketplace.  The increase in the European region is mainly due to the acquisition of NKF Electronics.

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

Founded in 1981, NKF Electronics has accumulated extensive expertise in fiber optic and IP/Ethernet network technologies. This expertise has enabled NKF Electronics to build a broad range of communications products, ranging from fiber optic video modems and multiplexers to complete Video-Over-IP network solutions. All its products are designed and tested for Local, Metropolitan and Wide Area Network (LAN, MAN and WAN) applications, especially those characterized by harsh environmental conditions and by large distances between the individual transmission locations.

Through the acquisition of NKF, we join two strong product lines and two sales units with little geographic overlap, and bring to market industry- leading, advanced communication solutions for mission critical video surveillance, intelligent transportation, and business video systems.  We believe that by combining our research and development services and other resources, we can deliver excellent quality products to our customers at great values.

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

NKF Electronics, which is included in the CPD Division, focuses on business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies.  In particular, NKF Electronics specializes in a broad range of communications products, ranging from fiber optic video modems and multiplexers to complete Video-Over-IP network solutions. All its products are designed and tested for Local, Metropolitan and Wide Area Network (LAN, MAN and WAN) applications, especially those characterized by harsh environmental conditions and by large distances between the individual transmission locations.

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

The successful execution of these initiatives along with increased demand in our core markets has enabled the Company to significantly improve its financial condition in 2002, 2003 and 2004, as evidenced by increasing levels of profitability and positive cash flow.  The Company continues in 2005 to work at broadening its sales channels, sustaining gross profit margins and controlling costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED

MARCH 31, 2004

Acquisition of NKF Electronics

On March 8, 2005, the Company completed the acquisition of NKF Electronics.  As a result, the operating results of the Company includes the results of operations of NKF Electronics for the 23 days from March 8, 2005 through March 31, 2005.

REVENUES

	2005	2004

Communication Products Division	$5,279,871	$3,800,179

Electro-Optics Division	207,043	379,944

Total Revenue	$5,486,914	$4,180,123

Consolidated revenues for the three months ended March 31, 2005 of $5,486,914 were $1,306,791 or 31% higher than the first quarter of 2004.  Revenue for the Communication Products Division increased by $1,479,692 or 39%. This increase is attributed to the addition of NKF sales of $1,698,442 for the first quarter of 2005.  Electro-Optics revenues decreased $172,901 or 46% to $207,043 for the first quarter of 2005 from $379,944 in 2004 primarily as a result of a $81,626 decrease in contract services revenues and a $91,275 decrease in coil winding revenues from 2005 to 2004.

GROSS PROFIT

Consolidated gross profit was $3,000,667, or 55% of revenues for the three months ended March 31, 2005 as compared to $2,411,107, or 58% of revenues for the first quarter of 2004.  The Communication Products Division’s gross profit was $2,990,751 for the first quarter of 2005 compared to $2,237,478 in the first quarter of 2004.  Gross profit for the Communications Products Division as a percent of revenue was 55% for the three months ended March 31, 2005 and 2004.  The increase of $753,273 or 34% was due primarily to higher sales levels as a result of the purchase of NKF Electronics.  The gross profit of the Electro-Optics Division decreased from $176,508 in the first quarter of 2004 to $10,105 in the first quarter of 2005 primarily as a result of the lower contract services and coil winding revenues realized in 2005.

OPERATING EXPENSES

Consolidated operating expenses were $2,690,506 for the quarter ended March 31, 2005 compared to $1,969,615 in 2004.  This increase of $720,891 or 37% is mainly due to the increased costs associated with the acquisition of NKF Electronics on March 8, 2005.  Overall the Company incurred approximately $200,000 in non-recurring expenses related to the acquisition.

Engineering expenses increased from $371,499 in the first quarter of 2004 to $564,215 for the first quarter of 2005 due to primarily to the acquisition.  The overall increase of $192,716 consisted of $138,732 from NKF’s engineering operations and $53,984 from CPD’s increases in engineering personnel and other costs.  Selling and marketing expenses increased from $688,337 in the first quarter of 2004 to $1,032,321 for the first quarter of 2005 due primarily to the acquisition.  The overall increase of $343,984 consisted of $321,287 from NKF’s selling and marketing operations and $22,697 from CPD’s increases in trade show expenses.  General and administrative costs increased from $909,779 in the first quarter of 2004 to $1,093,970 for the first quarter of 2004.  This 20% increase of $184,191 is primarily attributable to $154,855 from NKF and $29,336 in CPD’s increases in acquisition activity costs.  The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the quarter ended March 31, 2005 consisted of net interest expense of $69,723.  Other income (expense) for the prior year quarter consisted of net interest expense of $21,093.  This increase is attributed to the incurrence of debt in relation to the acquisition of NKF Electronics.

FINANCIAL CONDITION

The Company’s Stockholders’ equity increased from $9.9 million at December 31, 2004 to $10.3 million at March 31, 2005 due primarily to the recording of net income and to the exercise of stock options by employees and purchase of shares pursuant to the employee stock purchase plan.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets and accounts payable.  The Company’s current ratio has decreased to 2.54 at March 31, 2005 compared to 4.61 at December 31, 2004. This decrease is attributed primarily to the $1.0 million increase in accounts payable and the $1.7 million increase in income taxes payable.

Inventory increased from $2.9 million at December 31, 2004 to $5.6 million at March 31, 2005 due to the acquisition of NKF Electronics.

During the first quarter of 2005 fixed asset additions were $9 thousand, compared to $283 thousand in 2004.  During 2004, as the Company’s profitability continued to improve over prior year levels, capital spending was increased in order to improve and expand on engineering and manufacturing capabilities. This trend continues into 2005.  The Company does not currently have any capital asset purchase commitments.

The Company’s current liabilities increased $5.2 million from $2.2 million at December 31, 2004 to $7.3 million at March 31, 2005 primarily as a result of an increase of $1.0 million in accounts payable and $1.7 million in income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.54 million for the three months ended March 3, 2005, compared to cash used of $26 thousand in the first three months of the prior year.  Our cash from operations is the result of our net income, adjustment for depreciation, amortization and other non-cash items and changes in our operating assets and liabilities.  As noted above, we increased our inventory levels in order to have items on hand to meet the delivery needs of our customers.  Should this market continue to increase, we expect to continue to increase inventory levels to meet this need.  While the increase in inventory was not the only item that impacted our operating cash flows, it was one significant component.

Cash used in investing activities was $16.8 million for the first quarter of 2005 and $283 thousand for the same period of 2004.  The increase is wholly attributable to the purchase of NKF Electronics discussed below.

During the first quarter of 2005, financing activities provided $14.8 million in cash compared to $103 thousand provided by financing activities during the first three months of 2004.  The current year increase resulted primarily from the borrowings on bank notes and subordinated notes relating to the NKF acquisition.  Additionally, there was a modest increase in the proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan.

On March 8, 2005 the Company completed the acquisition of NKF Electronics B.V. pursuant to the terms and conditions of the Share Purchase Agreement.  The purchase price for the acquisition, subject to final purchase price adjustment, is between 17 and 20 million Euros, which consists of a cash payment of 11 million Euros ($14.5 million USD) and a 6% subordinated note issued by Optelecom, Inc. to Draka Holding N.V. for the remainder.

The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by M&T Bank, which consists of a 4.1 million Euro based term loan ($5.3 million USD) and a $9.2 million USD based term loan.  Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%.  The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA.  As of March 31, 2005, the interest rate on this facility was 5.76%.  The term loans are subject to a seventy two month amortization which is payable over four years with a balloon payment in month 48.  Principal and interest are payable on a monthly basis.

The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

As of March 31, 2005 the Company has the ability to borrow up to $5.0 million under a bank line-of-credit provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5 million USD.  The Company’s borrowing base under the facility is equal to between 60% - 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position.  As of March 31, 2005, the Company had no borrowings outstanding on its bank line-of-credit.

Optelecom is required to comply with certain financial ratios including maintaining a minimum fixed charge coverage ratio and a maximum senior debt to EBITDA ratio. The Company was in compliance with all of these covenants at March 31, 2005.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the three months ended March 31, 2005 and 2004. The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company’s foreign subsidiary, Optelecom Europe Limited. The Company believes this risk is immaterial.

Optelecom currently has no borrowings under its available bank lines-of-credit.  Optelecom has not entered into any hedging arrangements with respect to any prior interest obligations under these lines of credit.

Item 4.  Controls and Procedures

As of March 31, 2005, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is currently reviewing the new internal controls documentation and attestation requirements regarding Rule 404 of the Sarbanes Oxley Act of 2002 and is confident that it will fully comply with such requirements.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.03              AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS

On April 18, 2005 Optelecom, Inc. (the Company) issued a press release announcing that it had changed its name to Optelecom-NKF, Inc.  This name change became effective upon the filing of a Certificate of Amendment of the Company’s Articles of Incorporation with the Delaware Secretary of State on April 13, 2005.  Shares of Optelecom-NKF, Inc. will continue to trade under the ticker symbol “OPTC.”

ITEM 6A - EXHIBITS

Exhibits are incorporated by reference to the Company’s December 31, 2004 Form 10-K

ITEM 6B - REPORTS ON FORM 8-K

None [you had an 8-K filed on March 11, 2005 you need to disclose]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM, INC.

Date:	May 16, 2005	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	May 16, 2005	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer