Form 10-Q
period 2005-06-30
OPTELECOM INC
filed 2005-08-15
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2005

Commission File No. 0-8828

OPTELECOM-NKF, INC.

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

Yes ☐    No ☒

At August 9, 2005, the registrant had outstanding 3,256,159 shares of Common Stock, $.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 and DECEMBER 31, 2004
(Unaudited)

	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,788,474	$2,918,959
Accounts and contracts receivable, net	6,104,117	3,015,588
Inventories, net	4,808,271	2,867,882
Deferred tax asset—current	945,789	767,841
Prepaid expenses and other current assets	938,660	519,494
Total current assets	16,585,311	10,089,764

Property and equipment, net	2,565,700	1,870,039
Deferred tax asset–non-current	1,033,874	406,606
Goodwill and other intangible assets	20,498,597	—
TOTAL ASSETS	$40,683,482	$12,366,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,555,672	$798,965
Accrued payroll	952,006	394,185
Commissions payable	404,375	297,870
Current portion of notes payable	2,479,449	45,000
Accrued warranty reserve	356,746	130,084
Other current liabilities	1,521,798	523,078
Total current liabilities	7,270,046	2,189,182

Notes payable – senior	11,064,044	45,000
Notes payable – subordinated	8,322,276	—
Deferred tax liability	3,872,806	11,526
Deferred rent liability	205,915	—
Other	187,989	186,418
Total liabilities	30,923,076	2,432,126
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,246,443 and 3,179,109 shares as of June 30, 2005 and December 31, 2004, respectively	97,393	95,373
Additional paid-in capital	11,781,573	11,318,968
Other comprehensive loss	(1,292,316)	(15,166)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Retained earnings (deficit)	438,803	(199,845)
Total stockholders’ equity	9,760,406	9,934,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,683,482	$12,366,409

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2005	2004

Revenues	$9,018,154	$4,264,704
Cost of goods sold	3,542,917	1,831,514
Gross profit	5,475,237	2,433,190

Operating expenses:
Engineering	901,963	345,664
Selling and marketing	1,969,814	850,448
General and administrative	1,297,586	788,326
Amortization of intangible assets	281,164	—
Total operating expenses	4,450,527	1,984,438

Income from operations	1,024,710	448,752

Other income (expense):
Interest income (expense), net	(326,306)	591
Total other income (expense)	(326,306)	591

Income before income taxes	698,404	449,343
Provision for income taxes	210,565	145,912
Net income	$487,839	$303,431
Basic earnings per share	$0.15	$0.10
Diluted earnings per share	$0.15	$0.09
Weighted average common shares outstanding—basic	3,236,447	3,160,425
Weighted average common shares outstanding—diluted	3,347,260	3,287,450

Net income	$487,839	$303,431
Foreign currency translation	(1,239,507)	1,032
Comprehensive (loss) income	$(751,668)	$304,463

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2005	2004

Revenues	$14,505,068	$8,444,827
Cost of goods sold	6,029,164	3,600,530
Gross profit	8,475,904	4,844,297

Operating expenses:
Engineering	1,466,178	717,163
Selling and marketing	3,002,135	1,538,785
General and administrative	2,391,556	1,698,105
Amortization of intangible assets	281,164	—
Total operating expenses	7,141,033	3,954,053

Income from operations	1,334,871	890,244

Other income (expense):
Interest income (expense), net	(417,122)	8,469
Total other income (expense)	(417,122)	8,469

Income before income taxes	917,749	898,713
Provision for income taxes	279,103	291,857
Net income	$638,646	$606,856
Basic earnings per share	$0.20	$0.19
Diluted earnings per share	$0.19	$0.19
Weighted average common shares outstanding—basic	3,218,416	3,143,972
Weighted average common shares outstanding—diluted	3,317,785	3,272,020

Net income	$638,646	$606,856
Foreign currency translation	(1,277,150)	(9,059)
Comprehensive (loss) income	$(638,504)	$597,797

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2005	2004
Cash Flows From Operating Activities
Net income	$638,646	$606,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610,078	207,397
Accounts receivable provision	30,828	217
Change in allowance for inventory obsolescence reserve	289,162	(85,612)
Stock based compensation	18,508	8,850
Deferred rent	19,497	62,697
Deferred tax asset	(739,410)	282,885
Change in assets and liabilities:
Accounts and contracts receivable	1,129,895	316,086
Inventories	477,807	(376,889)
Prepaid expenses and other assets	(186,557)	36,659
Accounts payable	(397,458)	(65,054)
Commissions payable	(167,076)	—
Other current liabilities	1,028,546	(216,282)
Net cash provided by operating activities	2,752,466	777,810

Cash Flows From Investing Activities
Capital expenditures	(91,376)	(454,462)
Investment in NKF Electronics B.V.	(14,817,445)	—
Net cash used in investing activities	(14,908,821)	(454,462)

Cash Flows From Financing Activities
Borrowings on notes payable	14,454,534	—
Payments on notes payable and capital leases	(956,040)	(22,500)
Change in euro-denominated note balance	(903,354)	—
Increase in certificate of deposit	—	(5,391)
Proceeds from issuance of common stock	259,889	36,839
Proceeds from exercise of stock options	186,229	154,126
Net cash provided by financing activities	13,041,258	163,074
Effect of exchange rates on cash and cash equivalents	(15,388)	(9,432)
Net increase in cash and cash equivalents	869,515	476,990
Cash and cash equivalents—beginning of period	2,918,959	1,387,866
Cash and cash equivalents—end of period	$3,788,474	$1,864,856

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$177,556	$11,549
Cash paid during the period for income taxes	$39,500	$15,200

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

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

2      Acquisition of NKF Electronics

On March 8, 2005, Optelecom, Inc. (the “Company”) completed the acquisition of NKF Electronics, B.V. (“NKF”), a private company with limited liability, incorporated in the Netherlands pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”) by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands (“Draka”), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, a direct wholly-owned subsidiary of Draka (“Vastgoed” and together with Draka — the “Sellers”).

Pursuant to the Purchase Agreement, the Company acquired from the Sellers and the Sellers sold, all of the outstanding stock of NKF for the following consideration (the “Acquisition Consideration”): (a) $9,152,870 in cash; (b) $5,454,210 paid in cash to retire NKF’s inter-company debt owed to the Seller; and (c) a Euro denominated Subordinated Promissory Note in the principal amount of $12,207,800 (9,000,000 Euro’s) (the “Subordinated Note”). The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010. The Acquisition Consideration is subject to post-closing adjustment in accordance with the terms and conditions of the Purchase Agreement. The amount of consideration was determined on the basis of arm’s length negotiations between the Company and the Seller.

The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The preliminary allocation was based on management’s estimates.  Management has engaged an independent third party valuation firm to assist with the final allocation of the purchase price.  The purchase price allocated includes management’s estimate of all post-closing adjustments.

3.     Inventory

Inventories consisted of the following:

	June 30, 2005	December 31, 2004
Production materials	$2,863,732	$1,604,605
Work in process	655,423	192,145
Finished goods	1,671,410	1,164,264
Allowance for obsolescence	(382,294)	(93,132)
Net	$4,808,271	$2,867,882

4.      Notes Payable

Notes payable consist of the following:

	June 30, 2005	December 31, 2004
Senior term facility with a bank due February 2009	$13,498,493	$—
Subordinated acquisition debt due March 2010	8,322,276	—
Other	45,000	90,000
	$21,865,769	$90,000

On March 8, 2005 the Company completed the acquisition of NKF Electronics B.V. pursuant to the terms and conditions of the Share Purchase Agreement.  The purchase price for the acquisition, subject to final purchase price adjustment, is between 17 and 20 million Euros, which consists of a cash payment of 11 million Euros ($14.5 million USD) and a Subordinated Note issued by Optelecom, Inc. to Draka Holding N.V. for the remainder.

The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by a Bank, which consists of a 4.1 million Euro based term loan ($5.3 million USD) and a $9.2 million USD based term loan.  Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%.  The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA.  As of June 30, 2005, the interest rate on this facility was 6.42%.  The term loans are subject to a seventy two month amortization which is payable over four years via a balloon payment in month 48.  Principal and interest are payable on a monthly basis. At June 30, 2005 $13,498,493 was outstanding under this facility.

The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

As of June 30, 2005 the Company has the ability to borrow up to $5.0 million under a bank line-of-credit provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5 million USD.  The Company’s borrowing base under the facility is equal to between 60% - 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position.  As of June 30, 2005, the Company had no borrowings outstanding on its bank line-of-credit.

Optelecom is required to comply with certain financial ratios including maintaining a minimum fixed charge coverage ratio and a maximum senior debt to EBITDA ratio. The Company was in compliance with all of these covenants at June 30, 2005.

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

	Three Months ended June 30,
	2005	2004
Basic Earnings per Share:
Net Income	$487,839	$303,431
Weighted average common shares – basic	3,236,447	3,160,425
Basic income per share	$0.15	$0.10

Diluted Earnings per Share:
Net Income	$487,839	$303,431
Weighted average common shares – basic	3,236,447	3,160,425
Assumed conversion of:
Stock options	110,813	127,025
Weighted average common shares – diluted	3,347,260	3,287,450
Diluted income per share	$0.15	$0.09

	Six Months ended June 30,
	2005	2004
Basic Earnings per Share:
Net Income	$638,646	$606,856
Weighted average common shares – basic	3,218,416	3,143,972
Basic income per share	$0.20	$0.19

Diluted Earnings per Share:
Net Income	$638,646	$606,856
Weighted average common shares – basic	3,218,416	3,143,972
Assumed conversion of:
Stock options	99,369	128,048
Weighted average common shares – diluted	3,317,785	3,272,020
Diluted income per share	$0.19	$0.19

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

	Three Months ended June 30,
	2005	2004
Net income, as reported	$487,839	$303,431
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(315,093)	(245,134)
Pro-forma net income	$172,746	$58,297

Net income per share:
Basic, as reported	$0.15	$0.10
Basic, pro-forma	$0.05	$0.02

Diluted, as reported	$0.15	$0.09
Diluted, pro-forma	$0.05	$0.02

	Six Months ended June 30,
	2005	2004
Net income, as reported	$638,646	$606,856
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(564,267)	(462,009)
Pro-forma net income	$74,379	$144,847

Net income per share:
Basic, as reported	$0.20	$0.19
Basic, pro-forma	$0.02	$0.05

Diluted, as reported	$0.19	$0.19
Diluted, pro-forma	$0.02	$0.04

The effect of applying SFAS No. 123 on a pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The weighted-average fair value of options granted during 2005 and 2004 was $9.24 and $9.49.  The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2004, 2003, and 2002:

	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	78%	105%
Risk-free interest rate	3.77%	3.69%
Average expected life	4 years	4 years

7.     Business Unit Information

The Company manages its operations in two segments:  the Communication Products Segment and the Electro-Optics Segment.  The Communication Products Segment, which includes the operations of newly acquired NKF Electronics, develops, manufactures, and sells optical fiber-based data communications equipment to both commercial and government customers.  The Electro-Optics Segment is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers.

	Quarter Ended June 30, 2005
	Communication Products Segment	Electro-Optics Segment	Total

Revenues	$8,772,952	$245,202	$9,018,154
Depreciation and amortization	465,312	—	465,312
Income from operations	968,930	55,780	1,024,710
Assets	40,519,996	163,486	40,683,482
Capital expenditures	54,950	—	54,950

	Quarter Ended June 30, 2004
	Communication Products Segment	Electro-Optics Segment	Total

Revenues	$3,697,348	$567,356	$4,264,704
Depreciation and amortization	104,509	—	104,509
Income from operations	211,634	237,118	448,752
Assets	10,581,115	407,256	10,988,371
Capital expenditures	170,976	—	170,976

	Six Months Ended June 30, 2005
	Communication Products Segment	Electro-Optics Segment	Total

Revenues	$14,052,823	$452,245	$14,505,068
Depreciation and amortization	610,078	—	610,078
Income from operations	1,311,871	23,000	1,334,871
Assets	40,519,996	163,486	40,683,482
Capital expenditures	91,376	—	91,376

	Six Months Ended June 30, 2004
	Communication Products Segment	Electro-Optics Segment	Total

Revenues	$7,497,527	$947,300	$8,444,827
Depreciation and amortization	207,397	—	207,397
Income from operations	550,362	339,882	890,244
Assets	10,581,115	407,256	10,988,371
Capital expenditures	454,462	—	454,462

Optelecom is engaged primarily in the development, manufacture, and sale of integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations.  Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.  Geographically the majority of our revenues come from sales in the United States.  During the six months ended June 30, 2005 and 2004 revenue by geographic region was as follows:

	2005	2004
Americas	$6,402,509	$6,264,943
Europe	7,420,897	1,257,799
Asia - Pacific	381,313	390,659
Other	300,349	531,426
Total	$14,505,068	$8,444,827

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

NKF’s primary market position and focus is centered in Europe, while Optelecom is an industry leader in the U.S. marketplace.  The Optelecom-NKF combination will create a diversified company that is a global leader in the video surveillance and intelligent transportation markets.  The Optelecom-NKF combination creates a company employing over 150 people worldwide with increased financial resources to support global government and commercial end-users.

OVERVIEW

Optelecom-NKF, Inc. offers integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems, the Company currently manages its operations under two business segments: the Communication Products Segment (CPS) and the Electro-Optics Segment (EOS).  The CPS includes both our U.S. operations and our newly acquired NKF operations.  The primary focus of the CPS is the design, manufacture and sale of optical fiber-based data communication equipment to commercial and Government clients as well as the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium.  The EOS is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers.

The CPS addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. The majority of its current and future revenues is and will be derived from several niche markets that apply the advantages of fiber optic telecommunications to their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications.  The Company plans to develop products that will take advantage of the bandwidth capacity of fiber, primarily in the area of Gigabit Ethernet and Redundant Self-Healing Ring Networks.  A common characteristic of these systems is the capability to deliver a large quantity of video feeds over a single fiber.  These products are targeted at the security and surveillance and traffic markets.

The NKF operations of CPS focus on business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies.  In particular, NKF Electronics specializes in a broad range of communications products, ranging from fiber optic video modems and multiplexers to complete Video-Over-IP network solutions. All its products are designed and tested for Local, Metropolitan and Wide Area Network (LAN, MAN and WAN) applications, especially those characterized by harsh environmental conditions and by large distances between the individual transmission locations.

In the EOS, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes.  During the past decade, Optelecom has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on.  The EOS also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems.

RESULTS OF OPERATIONS

Optelecom-NKF, Inc. designs, develops, manufactures and markets high-bandwidth fiber optic-based communications systems for traffic monitoring, security / surveillance, and business video systems. Over the past two years the Company has aggressively pursued several operational objectives including: 1) the expansion of a distribution network both in the United States and worldwide, 2) realization of manufacturing and process improvements and 3) implementation of a cost and asset management program.

The successful execution of these initiatives along with increased demand in our core markets has enabled the Company to significantly improve its financial condition in 2002, 2003 and 2004, as evidenced by increasing levels of profitability and positive cash flow.  The Company continues in 2005 to work at broadening its sales channels, sustaining gross profit margins and controlling costs.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED

JUNE 30, 2004

Acquisition of NKF Electronics

On March 8, 2005, the Company completed the acquisition of NKF Electronics.  As a result, the operating results of the Company include the results of operations of NKF Electronics for the second quarter, 2005.

REVENUES

	2005	2004
Communication Products Segment	$8,772,952	$3,697,348
Electro-Optics Segment	245,202	567,356
Total Revenue	$9,018,154	$4,264,704

Consolidated revenues for the three months ended June 30, 2005 of $9,018,154 were $4,753,450 or 111% higher than the second quarter of 2004.  Revenue for the Communication Products Division increased by $5,075,604 or 137%. This increase is attributed to the addition of NKF sales for the second quarter of 2005.  Electro-Optics revenues decreased

$322,154 or 57% to $245,202 for the second quarter of 2005 from $567,356 in 2004 primarily as a result of a $244,946 decrease in contract services revenues and a $77,208 decrease in coil winding revenues from 2004 to 2005.

GROSS PROFIT

Consolidated gross profit was $5,475,237 or 61% of revenues for the three months ended June 30, 2005 as compared to $2,433,190, or 57% of revenues for the second quarter of 2004.  The Communication Products Division’s gross profit was $5,383,149 for the second quarter of 2005 compared to $2,113,957 in the second quarter of 2004.  Gross profit for the Communications Products Division as a percent of revenue was 61% and 57% for the three months ended June 30, 2005 and 2004, respectively.  The increase of $3,042,047 or 155% was due primarily to higher sales levels as a result of the purchase of NKF Electronics.  The gross profit of the Electro-Optics Division decreased from $319,234 in the second quarter of 2004 to $91,413 in the second quarter of 2005 primarily as a result of the lower contract services and coil winding revenues realized in 2005.

OPERATING EXPENSES

Consolidated operating expenses were $4,450,527 for the quarter ended June 30, 2005 compared to $1,984,438 in 2004.  This increase of $2,466,089 or 124% is mainly due to the increased costs associated with the acquisition of NKF Electronics.  Overall the Company incurred approximately $200,000 of non-recurring expenses related to the closing of our former UK sales office during the quarter ended June 30, 2005 as well as $281,164 in amortization of intangible assets.

Engineering expenses increased from $345,664 in the second quarter of 2004 to $901,963 for the second quarter of 2005.  The overall increase of $556,299 consisted of primarily of NKF’s engineering personnel and other engineering costs for the quarter as well as increases in the engineering personnel costs for the U.S. operations.  Selling and marketing expenses increased from $850,448 in the second quarter of 2004 to $1,969,814 for the second quarter of 2005.  The overall increase of $1,119,366 consisted of NKF’s selling personnel and advertising costs as well as modest increases in personnel and marketing costs for the U.S. operations.  General and administrative costs increased from $788,326 in the second quarter of 2004 to $1,297,586 for the second quarter of 2005.  This 65% increase of $509,260 is primarily attributable to general and administrative salaries of NKF personnel as well as approximately $200,000 in non-recurring expenses related to the closing of our former UK sales office.  The Company also incurred $281,164 in amortization of intangible assets related to the acquisition of NKF Electronics during the second quarter of 2005.  The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the quarter ended June 30, 2005 consisted of net interest expense of $326,306.  Other income for the prior year quarter consisted of net interest income of $591.  This increase in interest expense is attributed to the incurrence of debt in relation to the acquisition of NKF Electronics.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED

JUNE 30, 2004

Acquisition of NKF Electronics

On March 8, 2005, the Company completed the acquisition of NKF Electronics.  As a result, the operating results of the Company include the results of operations of NKF Electronics for the period from March 8, 2005 to June 30, 2005.

REVENUES

	2005	2004
Communication Products Segment	$14,052,823	$7,497,527
Electro-Optics Segment	452,245	947,300
Total Revenue	$14,505,068	$8,444,827

Consolidated revenues for the six months ended June 30, 2005 of $14,505,068 were $6,060,241 or 72% higher than the same period of 2004.  Revenue for the Communication Products Division increased by $6,555,296 or 87%. This increase is attributed to the addition of NKF since the date of the acquisition on March 8, 2005.  Electro-Optics revenues decreased $495,055 or 52% to $452,245 for the six months ended June 30, 2005 from $947,300 in 2004 primarily as a result of a $326,572 decrease in contract services revenues and a $168,483 decrease in coil winding revenues from 2004 to 2005.

GROSS PROFIT

Consolidated gross profit was $8,475,904 or 58% of revenues for the six months ended June 30, 2005 as compared to $4,844,297, or 57% of revenues for the six months ended June 30, 2004.  The Communication Products Division’s gross profit was $8,373,900 for the six months ended June 30, 2005 compared to $4,351,435 for the six months ended June 30, 2004.  Gross profit for the Communications Products Division as a percent of revenue was 60% and 58% for the six months ended June 30, 2005 and 2004, respectively.  The increase of $4,022,465 or 92% was due primarily to higher sales levels as a result of the purchase of NKF Electronics.  The gross profit of the Electro-Optics Division decreased from $495,742 for the first six months of 2004 to $102,519 for the first six months of 2005 primarily as a result of the lower contract services and coil winding revenues realized in 2005.

OPERATING EXPENSES

Consolidated operating expenses were $7,141,033 for the six months ended June 30, 2005 compared to $3,954,053 in 2004.  This increase of $3,186,980 or 81% is mainly due to the increased costs associated with the acquisition of NKF Electronics on March 8, 2005.  Overall the Company incurred approximately $400,000 of non-recurring expenses related to the acquisition during the six months ended June 30, 2005.

Engineering expenses increased from $717,163 in the first half of 2004 to $1,466,178 for the first six months of 2005.  The overall increase of $749,015 consisted of primarily of NKF’s engineering personnel and other engineering costs for the quarter as well as increases in the engineering personnel costs for the U.S. operations.  Selling and marketing expenses increased from $1,538,785 in the first six months of 2004 to $3,002,135 for the first half of 2005.  This 95% increase of $1,463,350 consisted of NKF’s selling personnel and advertising costs as well as modest increases in personnel and marketing costs for the U.S. operations.  General and administrative costs increased from $1,698,105 in the first six months of 2004 to $2,391,556 for the first six months of 2005.  This 41% increase of $693,451 is primarily attributable to general and administrative salaries of NKF personnel as well as approximately $200,000 in non-recurring expenses related to the acquisition of NKF Electronics and an additional $200,000 related to the closing of our former UK sales office.  The Company also incurred $281,164 in amortization of intangible assets related to the acquisition of NKF Electronics during the second quarter of 2005. The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the six months ended June 30, 2005 consisted of net interest expense of $417,122.  Other income

(expense) for the prior year period consisted of net interest income of $8,469.  This increase is attributed to the incurrence of debt in relation to the acquisition of NKF Electronics.

FINANCIAL CONDITION

The Company’s Stockholders’ equity decreased from $9.9 million at December 31, 2004 to $9.8 million at June 30, 2005 due primarily to the unrealized loss on the revaluation of Euro-denominated assets and liabilities, partially offset by net income for the first six months of 2005 and the exercise of stock options by employees.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets and accounts payable.  The Company’s current ratio has decreased to 2.24 at June 30, 2005 compared to 4.61 at December 31, 2004.  This decrease is attributed primarily to the $0.8 million increase in accounts payable and the $2.4 million increase in current portion of notes payable.

Inventory increased from $2.9 million at December 31, 2004 to $4.8 million at June 30, 2005 due to the acquisition of NKF Electronics.

During the first half of 2005 fixed asset additions were $.1 million, compared to $0.45 million in 2004.  During 2004, as the Company’s profitability continued to improve over prior year levels, capital spending was increased in order to improve and expand on engineering and manufacturing capabilities.  Aside from the acquisition of NKF Electronics, the level of capital spending has declined compared to the prior year levels.  The Company does not currently have any capital asset purchase commitments.

The Company’s current liabilities increased $5.1 million from $2.2 million at December 31, 2004 to $7.3 million at June 30, 2005 primarily as a result of an increase of $0.8 million in accounts payable and $2.4 million in current portion of notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $2.7 million for the six months ended June 30, 2005, compared to $0.8 million in the first six months of the prior year.  Our cash from operations is the result of our net income, adjustment for depreciation, amortization and other non-cash items and changes in our operating assets and liabilities.  As noted above, we increased our inventory levels in order to have items on hand to meet the delivery needs of our customers.  Should this market continue to increase, we expect to continue to increase inventory levels to meet this need.  While the increase in inventory was not the only item that impacted our operating cash flows, it was one significant component.

Cash used in investing activities was $14.9 million for the first six months of 2005 and $0.45 million for the same period of 2004.  The increase is primarily attributable to the purchase of NKF Electronics discussed below.  In addition, $0.1 million was expended for new capital equipment in 2005 compared to $0.45 million for the six months ended June 30, 2005.

During the first six months of 2005, financing activities provided $13.0 million in cash compared to $163 thousand provided by financing activities during the first six months of 2004.  The current year increase resulted primarily from the borrowings on bank notes and subordinated notes relating to the NKF acquisition.

On March 8, 2005 the Company completed the acquisition of NKF Electronics B.V. pursuant to the terms and conditions of the Share Purchase Agreement.  The purchase price for the acquisition, subject to final purchase price adjustment, is between 17 and 20 million Euros, which consists of a cash payment of 11 million Euros ($14.5 million USD) and a 6% Euro denominated subordinated note issued by Optelecom, Inc. to Draka Holding N.V. for the remainder.

The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by M&T Bank, which consists of a 4.1 million Euro based term loan ($5.3 million USD) and a $9.2 million USD based term loan.  Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%.  The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA.  As of June 30, 2005, the interest rate on this facility was 6.42%.  The term loans are subject to a seventy two month amortization which is payable over four years via a balloon payment in month 48.  Principal and interest are payable on a monthly basis.

The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

As of June 30, 2005 the Company has the ability to borrow up to $5.0 million under a bank line-of-credit provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5 million USD.  The Company’s borrowing base under the facility is equal to between 60% - 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position.  As of June 30, 2005, the Company had no borrowings outstanding on its bank line-of-credit.

Optelecom is required to comply with certain financial ratios including maintaining a minimum fixed charge coverage ratio and a maximum senior debt to EBITDA ratio. The Company was in compliance with all of these covenants at June 30, 2005

Optelecom’s future working capital needs will be financed by our operating cash flow and continued use of the line-of-credit. In the event that operating cash flows become insufficient to meet funding needs, the Company may be required to scale back or eliminate product research and development and overhead costs. Additionally, the Company would look to increase its line of credit and/or pursue equity financing. The Company’s strategy will focus on identifying new products that meet the demands of our core markets, expanding our distribution channels and implementing processes which will increase manufacturing efficiencies. Management fully understands the costs required to execute this strategy and will pursue these initiatives in a timely and fiscally prudent manner.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the six months ended June 30, 2005 and 2004.  The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company’s foreign subsidiaries, Optelecom Europe Limited and NKF. The Company believes this risk is immaterial.

Optelecom currently has no borrowings under its available bank lines-of-credit.  Optelecom has not entered into any hedging arrangements with respect to any prior interest obligations under these lines of credit.

Item 4.  Controls and Procedures

As of June 30, 2005, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is currently reviewing the new internal controls documentation and attestation requirements regarding

Rule 404 of the Sarbanes Oxley Act of 2002 and is confident that it will fully comply with such requirements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 2, 2005, a legal action was filed in the Circuit Court for Montgomery County, Maryland by a registered securities broker against the Company and Richard Alpert, its investor relations consultant. The lawsuit arises out of allegedly libelous statements made in connection with a report of conduct filed at the direction of the Company against the registered securities broker with the National Association of Securities Dealers (“NASD”). The plaintiff is seeking $10,000,000 in consequential and punitive damages.

The Company intends to vigorously defend the lawsuit. We have numerous valid defenses against the lawsuit including the truth of the statements and the fact that the communications made to the NASD were subject to a qualified privilege.  NASD has filed a complaint against the broker as a result of the information provided by the Company and, after conducting an investigation, is seeking appropriate sanctions which could include revocation of the broker’s license. An administrative hearing on this matter is scheduled for October of 2005.

It is the opinion of the general counsel for the Company that the lawsuit is frivolous and without legal basis in fact or law. Our general counsel has also informed us that he considers the chances of a verdict adverse to the interests of the Company are minimal and that this legal action should not have any material adverse effect on the operations of the Company.

As of the date of this report, except as described above, the Company is not a party to any other litigation or other legal proceedings that, in the opinion of Management, could have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optelecom’s Annual Meeting of Stockholders was held on May 2, 2005 at which time the stockholders elected Carl R. Rubbo Jr. and Walter R. Fatzinger Jr. as directors of Optelecom to hold office until the 2008 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal) and approved an increase in the number of shares available under the Optelecom, Inc. 2002 Stock Option Plan from 500,000 shares to 800,000 shares. The votes were as follows:

	Votes for	Votes against	Withheld/Abstain
(1) Election of directors:
Carl R. Rubbo Jr.	2,752,885	n/a	272,309
Walter R. Fatzinger Jr.	2,976,655	n/a	48,539

(2) Increase the number of shares available under the Optelecom, Inc. 2002 Stock Option Plan from 500,000 shares to 800,000 shares.	782,923	294,561	10,675

ITEM 5.03 — AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS

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

ITEM 6A - EXHIBITS

Exhibits are incorporated by reference to the Company’s December 31, 2004 Form 10-K

ITEM 6B - REPORTS ON FORM 8-K

April 19, 2005 – Filed an 8-K to announce the corporate name change.

May 23, 2005 – Filed an 8-K/A to amend and supplement an 8-K file on March 11, 2005 filing regarding the acquisition of
 NKF.

June 2, 2005 – Filed an 8-K to announce a road show presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM, INC.

Date:	August 15, 2005	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	August 15, 2005	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer