Form 10-Q
period 2005-09-30
OPTELECOM INC
filed 2005-11-14
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2005

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes  ☒   No

At November 11, 2005, the registrant had outstanding 3,296,089  shares of Common Stock, $.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 and DECEMBER 31, 2004

(Unaudited)

	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,069,979	$2,918,959
Accounts and contracts receivable, net	6,348,060	3,015,588
Inventories, net	4,283,540	2,867,882
Deferred tax asset—current	1,122,022	767,841
Prepaid expenses and other current assets	765,072	519,494
Total current assets	16,588,673	10,089,764

Property and equipment, net	2,740,369	1,870,039
Deferred tax asset—non-current	709,349	406,606
Goodwill and other intangible assets	20,539,186	—
TOTAL ASSETS	$40,577,577	$12,366,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,646,654	$798,965
Accrued payroll	1,031,022	394,185
Commissions payable	451,835	297,870
Current portion of notes payable	2,479,449	45,000
Accrued warranty reserve	313,709	130,084
Other current liabilities	924,457	523,078
Total current liabilities	6,847,126	2,189,182

Notes payable – senior	10,402,000	—
Notes payable – subordinated	8,287,428	45,000
Deferred tax liability	3,541,297	11,526
Deferred rent liability	215,078	186,418
Other	514,034	—
Total liabilities	29,806,963	2,432,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,289,885 and 3,179,109 shares as of September 30, 2005 and December 31, 2004, respectively	98,696	95,373
Additional paid-in capital	12,012,969	11,318,968
Other comprehensive loss	(1,288,991)	(15,166)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Retained earnings (deficit)	1,212,987	(199,845)
Total stockholders’ equity	10,770,614	9,934,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,577,577	$12,366,409

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2005	2004

Revenues	$9,358,530	$5,529,720
Cost of goods sold	3,833,714	2,385,908
Gross profit	5,524,816	3,143,812

Operating expenses:
Engineering	935,087	397,717
Selling and marketing	1,781,845	897,552
General and administrative	1,187,116	1,093,736
Amortization of intangible assets	171,553	—
Total operating expenses	4,075,601	2,389,005

Income from operations	1,449,215	754,807

Other (expense) income:
Interest (expense) income, net	(374,290)	4,344
Total other (expense) income	(374,290)	4,344

Income before income taxes	1,074,925	759,151
Provision for income taxes	300,741	190,571
Net income	$774,184	$568,580
Basic earnings per share	$0.24	$0.18
Diluted earnings per share	$0.23	$0.17
Weighted average common shares outstanding—basic	3,265,820	3,171,481
Weighted average common shares outstanding—diluted	3,405,244	3,254,563

Net income	$774,184	$568,580
Foreign currency translation	3,325	(289)
Comprehensive income	$777,509	$568,291

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2005	2004

Revenues	$23,863,598	$13,974,548
Cost of goods sold	9,862,878	5,986,439
Gross profit	14,000,720	7,988,109

Operating expenses:
Engineering	2,401,265	1,114,879
Selling and marketing	4,783,979	2,436,337
General and administrative	3,578,673	2,791,842
Amortization of intangible assets	452,717	0
Total operating expenses	11,216,634	6,343,058

Income from operations	2,784,086	1,645,051

Other (expense) income:
Interest (expense) income, net	(791,412)	12,813
Total other (expense) income	(791,412)	12,813

Income before income taxes	1,992,674	1,657,864
Provision for income taxes	579,844	482,428
Net income	$1,412,830	$1,175,436
Basic earnings per share	$0.44	$0.37
Diluted earnings per share	$0.42	$0.36
Weighted average common shares outstanding—basic	3,234,333	3,153,209
Weighted average common shares outstanding—diluted	3,348,113	3,266,897

Net income	$1,412,830	$1,175,436
Foreign currency translation	(1,273,825)	(9,348)
Comprehensive (loss) income	$139,005	$1,166,088

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2005	2004
Cash Flows From Operating Activities
Net income	$1,412,830	$1,175,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	972,849	315,876
Accounts receivable provision	28,775	40,157
Change in allowance for inventory obsolescence reserve	8,352	(122,420)
Stock based compensation	28,908	16,875
Deferred rent	28,660	93,311
Deferred tax asset	(591,118)	451,892
Change in assets and liabilities:
Accounts and contracts receivable	888,005	(637,967)
Inventories	1,283,349	(367,685)
Prepaid expenses and other assets	(12,969)	9,414
Accounts payable	(306,476)	131,752
Commissions payable	(119,616)	(75,436)
Other current liabilities	793,230	287,005
Net cash provided by operating activities	4,414,779	1,318,210

Cash Flows From Investing Activities
Capital expenditures	(462,460)	(575,474)
Investment in NKF Electronics B.V.	(14,817,445)	—
Net cash used in investing activities	(15,279,905)	(575,474)

Cash Flows From Financing Activities
Borrowings on notes payable	14,454,534	—
Payments on notes payable and capital leases	(1,618,085)	(45,000)
Increase in certificate of deposit	—	(5,391)
Proceeds from issuance of common stock	269,100	47,961
Proceeds from exercise of stock options	399,317	204,988
Net cash provided by financing activities	13,504,866	202,558
Effect of exchange rates on cash and cash equivalents	(1,488,720)	(9,672)
Net increase in cash and cash equivalents	1,151,020	935,622
Cash and cash equivalents—beginning of period	2,918,959	1,387,866
Cash and cash equivalents—end of period	$4,069,979	$2,323,488

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$338,478	$2,970
Cash paid during the period for income taxes	$772,953	$53,391

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

2.               Acquisition of NKF Electronics

On March 8, 2005, Optelecom, Inc. (the “Company”) completed the acquisition of NKF Electronics, B.V. (“NKF”) a private company with limited liability, incorporated in the Netherlands, pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”) by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands (“Draka”), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, a direct wholly-owned subsidiary of Draka (“Vastgoed” and together with Draka — the “Sellers”).

Pursuant to the Purchase Agreement, the Company acquired from the Sellers and the Sellers sold, all of the outstanding stock of NKF for the following consideration (the “Acquisition Consideration”): (a) $9,152,870 in cash; (b) $5,454,210 paid in cash to retire NKF’s inter-company debt owed to the Seller; and (c) a Subordinated Promissory Note in the principal amount of $12,007,800 (the “Subordinated Note”). The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010. The Acquisition Consideration and the Subordinated Note are subject to post-closing adjustment in accordance with the terms and conditions of the Purchase Agreement. The amount of consideration was determined on the basis of arm’s length negotiations between the Company and the Seller.

The Company obtained the services of a third party to value the intangible assets acquired.  The purchase price allocation at the current exchange rate resulted in goodwill of approximately $11.17 million and identifiable other intangible assets of approximately $9.36 million.  Intangible assets with finite lives are being amortized over a period of 3 to 11 years.

The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The preliminary allocation was based on management’s estimates.  Management engaged an independent third party valuation firm to assist with the final allocation of the purchase price.  The purchase price allocated includes management’s estimate of all post-closing adjustments.

3.               Inventory

Inventories consisted of the following:

	September 30, 2005	December 31, 2004
Production materials	$2,565,427	$1,604,605
Work in process	625,448	192,145
Finished goods	1,477,277	1,164,264
Allowance for obsolescence	(384,612)	(93,132)
	$4,283,540	$2,867,882

4.               Notes Payable

Notes payable consist of the following:

	September 30, 2005	December 31, 2004
Senior term facility with a bank due February 2009	$12,836,449	$—
Subordinated note due March 2010	8,264,928	—
Other	67,500	90,000
	$21,168,877	$90,000

As described above, on March 8, 2005 the Company completed the acquisition of NKF Electronics B.V. pursuant to the terms and conditions of the Share Purchase Agreement.  The purchase price for the acquisition, subject to final purchase price adjustment, is between 17 and 20 million Euros, which consists of a cash payment of 11 million Euros ($14.5 million USD) and a 6% subordinated note issued by Optelecom, Inc. to Draka Holding N.V. for the remainder.

The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by a  Bank, which consists of a 4.1 million Euro based term loan ($5.3 million USD) and a $9.2 million USD based term loan.  Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%.  The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA.   As of September 30, 2005, the interest rate on this facility was 6.42%.  The term loans are subject to a seventy two month amortization which is payable over four years via a balloon payment in month 48.  Principal and interest are payable on a monthly basis. At September 30, 2005 $12,836,449 was outstanding under this facility.

The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

Subordinated note at date of acquisition	$12,007,800
Impact of change in exchange rate	(938,202)
Estimated adjustment to acquisition consideration	(2,804,670)
Subordinated note balance at 9/30/05	$8,264,928

As of September 30, 2005 the Company has the ability to borrow up to $5.0 million under a bank line-of-credit provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD.  The Company’s borrowing base under the facility is equal to between 60% - 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position.  As of September 30, 2005, the Company had no borrowings outstanding on its bank line-of-credit.

Optelecom is required to comply with certain financial ratios including maintaining a minimum fixed charge coverage ratio and a maximum senior debt to EBITDA ratio. The Company was in compliance with all of these covenants at September 30, 2005.

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

	Three Months ended September 30,
	2005	2004
Basic Earnings per Share:
Net Income	$774,184	$568,580
Weighted average common shares – basic	3,265,820	3,171,481
Basic income per share	$0.24	$0.18

Diluted Earnings per Share:
Net Income	$774,184	$568,580
Weighted average common shares – basic	3,265,820	3,171,481
Assumed conversion of:
Stock options	139,424	83,082
Weighted average common shares – diluted	3,405,244	3,254,563

Diluted income per share	$0.23	$0.17

	Nine Months ended September 30,
	2005	2004
Basic Earnings per Share:
Net Income	$1,412,830	$1,175,436
Weighted average common shares – basic	3,234,333	3,153,209
Basic income per share	$0.44	$0.37

Diluted Earnings per Share:
Net Income	$1,412,830	$1,175,436
Weighted average common shares – basic	3,234,333	3,153,209
Assumed conversion of:
Stock options	113,780	113,688
Weighted average common shares – diluted	3,348,113	3,266,897

Diluted income per share	$0.42	$0.36

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

	Three Months ended September 30,
	2005	2004
Net income, as reported	$774,184	$568,580
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(269,211)	(214,196)
Pro-forma net income	$504,973	$354,384

Net income per share:
Basic, as reported	$0.24	$0.18
Basic, pro-forma	$0.15	$0.11

Diluted, as reported	$0.23	$0.17
Diluted, pro-forma	$0.15	$0.11

	Nine Months ended September 30,
	2005	2004
Net income, as reported	$1,412,830	$1,175,436
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(833,529)	(676,254)
Pro-forma net income	$579,301	$499,182

Net income per share:
Basic, as reported	$0.44	$0.37
Basic, pro-forma	$0.18	$0.16

Diluted, as reported	$0.42	$0.36
Diluted, pro-forma	$0.17	$0.15

The effect of applying SFAS No. 123 on a pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The weighted-average fair value of options granted during 2005 and 2004 was $9.35 and $9.49.  The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	70%	105%
Risk-free interest rate	4.01%	3.69%
Average expected life	4 years	4 years

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

	Quarter Ended September 30, 2005
	Communication Products Segment	Electro-Optics Segment	Total

Revenues	$9,058,722	$299,808	$9,358,530
Depreciation and amortization	362,771	—	362,771
Income from operations	1,444,102	5,113	1,449,215
Assets	40,328,715	248,862	40,577,577
Capital expenditures	381,125	—	381,125

	Quarter Ended September 30, 2004
	Communication Products Segment	Electro-Optics Segment	Total

Revenues	$5,261,446	$268,274	$5,529,720
Depreciation and amortization	108,479	—	108,479
Income from operations	747,829	6,978	754,807
Assets	12,049,780	209,662	12,259,442
Capital expenditures	121,012	—	121,012

	Nine Months Ended September 30, 2005
	Communication Products Segment	Electro-Optics Segment	Total

Revenues	$23,111,545	$752,053	$23,863,598
Depreciation and amortization	972,849	—	972,849
Income (loss) from operations	2,755,971	28,115	2,784,086
Assets	40,328,715	248,862	40,577,577
Capital expenditures	462,460	—	462,460

	Nine Months Ended September 30, 2004
	Communication Products Segment	Electro-Optics Segment	Total

Revenues	$12,758,973	$1,215,575	$13,974,548
Depreciation and amortization	315,876	—	315,876
Income from operations	1,298,190	346,861	1,645,051
Assets	12,049,780	209,662	12,259,442
Capital expenditures	575,474	—	575,474

Optelecom is engaged primarily in the development, manufacture, and sale of integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.  Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations.  Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.  Geographically the majority of our revenues come from sales in the United States and Europe.  During the nine months ended September 30, 2005 and 2004 revenue by geographic region was as follows:

	2005	2004
Americas	$9,838,034	$10,162,061
Europe	12,367,134	1,654,511
Asia - Pacific	1,184,253	937,075
Other	474,177	1,220,901
Total	$23,863,598	$13,974,548

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

ACQUISITION OF NKF ELECTRONICS

On March 8, 2005, the Company completed the acquisition of NKF Electronics pursuant to the terms and conditions of the Share Purchase Agreement.  As such, he operating results of the Company include the results of operations of NKF Electronics for the period from March 8, 2005 to September 30, 2005.  The purchase of NKF effectively doubled the size of the Company’s operations and revenue, firmly establishing the Company’s position as the leading world-wide independent producer of fiber optic-based communications solutions for video surveillance, traffic monitoring, and business video systems. The integration of the companies will result in expanded and diversified revenue streams, enhanced research and development capabilities, and a more extensive sales and service organization, addressing the world-wide marketplace for the products of both companies.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Acquisition of NKF Electronics

On March 8, 2005, the Company completed the acquisition of NKF Electronics.  As a result, the operating results of the Company include the results of operations of NKF Electronics for the third quarter, 2005.

REVENUES

	2005	2004

Communication Products Segment	$9,058,722	$5,261,446
Electro-Optics Segment	299,808	268,274
Total Revenue	$9,358,530	$5,529,720

Consolidated revenues for the three months ended September 30, 2005 of $9,358,530 were $3,828,810 or 69% higher than the third quarter of 2004.  Revenue for the Communication Products Segment increased by $3,797,276 or 72%. This increase is attributed to the addition of NKF sales for the third quarter of 2005.  Electro-Optics revenues increased $31,534 or 12% to $299,808 for the third quarter of 2005 from $268,274 in 2004 primarily as a result of a $50,031 increase in contract services revenues and a $18,497 decrease in coil winding revenues from 2004 to 2005.

GROSS PROFIT

Consolidated gross profit was $5,524,816 or 59% of revenues for the three months ended September 30, 2005 as compared to $3,143,812, or 57% of revenues for the third quarter of 2004.  The Communication Products Segments gross profit was $5,442,908 for the third quarter of 2005 compared to $3,092,272 in the third quarter of 2004.  Gross profit for the Communications Products Segment as a percent of revenue was 59% for the three months ended September 30, 2005 and 2004.  The increase of $2,350,636 or 76% was due primarily to higher sales levels as a result of the purchase of NKF Electronics.  The gross profit of the Electro-Optics Division increased from $51,540 in the third quarter of 2004 to $81,394 in the third quarter of 2005 primarily as a result of the higher contract services and coil winding revenues realized in 2005.

OPERATING EXPENSES

Consolidated operating expenses were $4,075,601 for the quarter ended September 30, 2005 compared to $2,389,005 in 2004.  This increase of $1,686,596 or 71% is mainly due to the increased costs associated with the acquisition of NKF Electronics.

Engineering expenses increased from $397,717 in the third quarter of 2004 to $935,087 for the third quarter of 2005.  The overall increase of $537,370 consisted of primarily of NKF’s engineering personnel and other engineering costs for the quarter as well as increases in the engineering personnel costs for the U.S. operations.  Selling and marketing expenses increased from $897,552 in the third quarter of 2004 to $1,781,845 for the third quarter of 2005.  The overall increase of $884,293 consisted of NKF’s selling personnel and advertising costs as well as modest increases in personnel and marketing costs for the U.S. operations.  General and administrative costs increased from $1,093,736 in the third quarter of 2004 to $1,187,117 for the third quarter of 2005.  This 9% increase of $93,381 is primarily attributable to general and administrative salaries of NKF personnel.  The Company also incurred $171,553 in amortization of intangible assets related to the acquisition of NKF Electronics during the third quarter of 2005.  The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the quarter ended September 30, 2005 consisted of net interest expense of $374,290.  Other income for the prior year quarter consisted of net interest income of $4,344.  This increase in interest expense is attributed to the incurrence of debt in relation to the acquisition of NKF Electronics.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

	2005	2004

Communication Products Segment	$23,111,545	$12,758,973
Electro-Optics Segment	752,053	1,215,575
Total Revenue	$23,863,598	$13,974,548

Consolidated revenues for the nine months ended September 30, 2005 of $23,863,598 were $9,889,050 or 71% higher than the same period of 2004.  Revenue for the Communication Products Division increased by $10,352,572 or 81%. This increase is attributed to the addition of NKF since the date of the acquisition on March 8, 2005.  Electro-Optics revenues decreased $463,522 or 38% to $752,053 for the nine months ended September 30, 2005 from $1,215,575 in 2004 primarily as a result of a $276,542 decrease in contract services revenues and a $186,980 decrease in coil winding revenues from 2004 to 2005.

GROSS PROFIT

Consolidated gross profit was $14,000,720 or 59% of revenues for the nine months ended September 30, 2005 as compared to $7,988,108, or 57% of revenues for the nine months ended September 30, 2004.  The Communication Products Division’s gross profit was $13,816,808 for the nine months ended September 30, 2005 compared to $7,440,827 for the nine months ended September 30, 2004.  Gross profit for the Communications Products Segment as a percent of revenue was 60% and 58% for the nine months ended September 30, 2005 and 2004, respectively.  The increase of $6,373,101 or 86% was due primarily to higher sales levels as a result of the purchase of NKF Electronics.  The gross profit of the Electro-Optics Division decreased from $547,282 for the first nine months of 2004 to $183,912 for the first nine months of 2005 primarily as a result of the lower contract services and coil winding revenues realized in 2005.

OPERATING EXPENSES

Consolidated operating expenses were $11,216,634 for the nine months ended September 30, 2005 compared to $6,343,058 in 2004.  This increase of $4,873,576 or 77% is mainly due to the increased costs associated with the acquisition of NKF Electronics on March 8, 2005.  Overall the Company incurred approximately $400,000 of non-recurring expenses related to the acquisition during the nine months ended September 30, 2005.

Engineering expenses increased from $1,114,879 in the first nine months of 2004 to $2,401,265 for the first nine months of 2005.  The overall increase of $1,286,386 consisted primarily of NKF’s engineering personnel and other engineering costs as well as increases in the engineering personnel costs for the U.S. operations.  Selling and marketing expenses increased from $2,436,337 in the first nine months of 2004 to $4,783,979 for the first nine months of 2005.  This 96% increase of $2,347,642 consisted of NKF’s selling personnel and advertising costs as well as modest increases in personnel and marketing costs for the U.S. operations.  General and administrative costs increased from $2,791,842 in the first nine months of 2004 to $3,578,673 for the first nine months of 2005.  This 28% increase of $786,831 is primarily attributable to general and administrative salaries of NKF personnel as well as approximately $200,000 in non-recurring expenses related to the acquisition of NKF Electronics and an additional $200,000 related to the closing of our former UK sales office.  The Company also incurred $452,717 in amortization of intangible assets related to the acquisition of NKF Electronics during the nine months ending September 30, 2005. The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

OTHER INCOME (EXPENSE)

Other income for the nine months ended September 30, 2005 consisted of net interest expense of $791,412.  Other income (expense) for the prior year period consisted of net interest income of $12,813.  This increase is attributed to the incurrence of debt in relation to the acquisition of NKF Electronics.

FINANCIAL CONDITION

The Company’s Stockholders’ equity increased from $9.9 million at December 31, 2004 to $10.8 million at September 30, 2005 due primarily to the net income for the first nine months of 2005 and the exercise of stock options by employees partially offset by the unrealized loss on the revaluation of Euro-denominated assets and liabilities.

Other key components of Optelecom’s financial condition include accounts receivable, inventory, fixed assets and accounts payable.  The Company’s current ratio has decreased to 2.42 at September 30, 2005 compared to 4.61 at

December 31, 2004.  This decrease is attributed primarily to the $0.8 million increase in accounts payable and the $2.4 million increase in current portion of notes payable.

Inventory increased from $2.9 million at December 31, 2004 to $4.3 million at September 30, 2005 due to the acquisition of NKF Electronics and  to have items on hand to meet the delivery needs of our customers.

During the first nine months of 2005 fixed asset additions were $0.46 million, compared to $0.58 million in 2004.  During 2004, as the Company’s profitability continued to improve over prior year levels, capital spending was increased in order to improve and expand on engineering and manufacturing capabilities.  Aside from the acquisition of NKF Electronics, the level of capital spending has declined compared to the prior year levels.  The Company does not currently have any capital asset purchase commitments.

The Company’s current liabilities increased $4.6 million from $2.2 million at December 31, 2004 to $6.8 million at September 30, 2005 primarily as a result of an increase of $0.8 million in accounts payable and $2.4 million in current portion of notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.4 million for the nine months ended September 30, 2005, compared to $1.3 million in the first nine months of the prior year.  Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items and changes in our operating assets and liabilities.  As noted above, we increased our inventory levels in order to have items on hand to meet the delivery needs of our customers.  Should this market continue to increase, we expect to continue to increase inventory levels to meet this need.  While the increase in inventory was not the only item that impacted our operating cash flows, it was one significant component.

Cash used in investing activities was $15.3 million for the first nine months of 2005 and $0.6 million for the same period of 2004.  The increase is primarily attributable to the purchase of NKF Electronics discussed below.  In addition, $0.46 million was expended for new capital equipment in 2005 compared to $0.58 million for the nine months ended September 30, 2005.

During the first nine months of 2005, financing activities provided $13.5 million in cash compared to $0.2 million provided by financing activities during the first nine months of 2004.  The current year increase resulted primarily from the borrowings on bank notes and subordinated notes relating to the NKF acquisition.

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

The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by M&T Bank, which consists of a 4.1 million Euro based term loan ($5.3 million USD) and a $9.2 million USD based term loan.  Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%.  The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA.   As of September 30, 2005, the interest rate on this facility was 6.95%.  The term loans are subject to a seventy two month amortization which is payable over four years via a balloon payment in month 48.  Principal and interest are payable on a monthly basis.

The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

As of September 30, 2005 the Company has the ability to borrow up to $5.0 million under a bank line-of-credit provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5 million USD.  The Company’s borrowing base under the facility is equal to between 60% - 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position.  As of September 30, 2005, the Company had no borrowings outstanding on its bank line-of-credit.

Optelecom is required to comply with certain financial ratios including maintaining a minimum fixed charge coverage ratio and a maximum senior debt to EBITDA ratio. The Company was in compliance with all of these covenants at September 30, 2005

Optelecom’s future working capital needs will be financed by our operating cash flow and continued use of the line-of-credit. In the event that operating cash flows become insufficient to meet funding needs, the Company may be required to scale back or eliminate product research and development and overhead costs. Additionally, the Company would look to increase its line of credit and/or pursue equity financing. The Company’s strategy will focus on identifying new products that meet the demands of our core markets, expanding our distribution channels and implementing processes which will increase manufacturing efficiencies. Management fully understands the costs required to execute this strategy and will pursue these initiatives in a timely and fiscally prudent manner.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company has not purchased any futures contracts nor purchased or held any derivative financial instruments for trading purposes during the nine months ended September 30, 2005 and 2004.  The primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase. Optelecom also faces market risk exposure as a result of foreign currency translation adjustments of the Company’s foreign subsidiaries, Optelecom Europe Limited and NKF Electronics. The Company believes this risk is immaterial.

Optelecom currently has no borrowings under its available bank lines-of-credit.  Optelecom has not entered into any hedging arrangements with respect to any prior interest obligations under these lines of credit.

Item 4.  Controls and Procedures

As of September 30, 2005, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company is currently reviewing the new internal controls documentation and attestation requirements regarding Rule 404 of the Sarbanes Oxley Act of 2002 and is confident that it will fully comply with such requirements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 2, 2005, a legal action was filed in the Circuit Court for Montgomery County, Maryland, by a registered securities broker against the Company and Richard Alpert, its investor relations consultant. The lawsuit arises out of allegedly libelous statements made in connection with a complaint for violations filed at the direction of the Company against the securities dealer with the National Association of Securities Dealers (“NASD”). The plaintiff is seeking $10,000,000 in consequential and punitive damages.

The Company is vigorously defending the lawsuit. We have filed an answer setting forth numerous valid defenses against the lawsuit including the truth of the statements and the fact that the communications made to the NASD were subject to a qualified privilege and have begun discovery seeking information of the factual basis of the claim as well as any damages suffered.  NASD has filed a complaint against the broker as a result of the information provided by the Company seeking appropriate sanctions which could include revocation of the broker’s license. An administrative hearing on this matter was held on October 6-7, 2005.  The findings and recommendations of the hearing panel will be forthcoming in 6-8 months.

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

ITEM 5 – OTHER INFORMATION

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

ITEM 6 - EXHIBITS

Exhibits are incorporated by reference to the Company’s June 30, 2005 Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM-NKF, INC.

Date:	November 14, 2005	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date:	November 14, 2005	/s/ James Armstrong
James Armstrong,
Director, Chief Financial Officer