Form 10-K
period 2005-12-31
Optelecom-NKF, Inc.
filed 2006-03-31
CIK 275858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

Commission file number 0-8828
OPTELECOM-NKF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1010850
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

12920 CLOVERLEAF CENTER DRIVE, GERMANTOWN, MARYLAND 20874
(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code:
(301) 444-2200.

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.03 Par Value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 30, 2005, shares of the registrant’s Common Stock, $0.03 Par Value, held by persons other than “affiliates” of the registrant had an aggregate market value of $33,113,719 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 17, 2006 the registrant had outstanding 3,402,990 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

OPTELECOM-NKF, INC.
FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

PART I

The statements contained in this Annual Report on Form 10-K that are not purely historical should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1-Business,” and “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s business and strategies, product markets, sales, marketing, customer support and service, research and development, manufacturing, competition, backlog, employees, financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under “Risk Factors” in this Annual Report on Form 10-K. The fact that some of the risk factors may be the same or similar to the Company’s past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Item 1.	BUSINESS

GENERAL

Optelecom-NKF, Inc. (the Company) is a Delaware corporation whose business activities began in 1972. Under the name Optelecom, Inc., the Company’s early business commenced with the design and delivery of specialized laser systems and fiber optic communications products for the Department of Defense and other defense related agencies of the Federal government. During the mid-1990’s we successfully transitioned from having a significant number of military customers to being an industry provider of copper and fiber optic based communications products for both commercial and government customers. We have focused on providing integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems. On March 8, 2005 we acquired NKF Electronics B.V. (NKF), a wholly owned subsidiary of Draka Holding N.V. (“Draka”), pursuant to a definitive agreement entered into with Draka Holding N.V. The purchase price for the acquisition was 18.3 million Euros, which consisted of a cash payment of 11 million Euros ($14.5 million USD) and a 6% subordinated note payable to Draka for the remainder. The principal balance of this note, along with any unpaid interest is due in 2010. The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by a bank, which consisted of Euro-based and US dollar based term loans. NKF was founded in 1981 and has accumulated extensive expertise in fiber optic and IP/Ethernet network technologies. This expertise has enabled NKF to build a broad range of communications products, ranging from fiber optic video modems and multiplexers to complete Video-Over-IP network solutions. All of its products are designed and tested for Local, Metropolitan and Wide Area Network (LAN, MAN and WAN) applications, especially those characterized by harsh environmental conditions and by large distances between the individual transmission locations.

On April 17, 2005 the Company name was changed from Optelecom, Inc. to Optelecom-NKF, Inc. to reflect the importance of the transaction and new corporate structure. The Optelecom-NKF combination created a company employing 151 people worldwide with increased financial resources to support global government and commercial end-users. We believe that this transaction establishes the Company as a leading global independent producer of comprehensive fiber optic-based communications solutions for video surveillance, traffic monitoring, and business video systems.

The results of NKF’s operations are included in this 10-K from the date of acquisition on March 8, 2005 through December 31, 2005.

The Company currently maintains its corporate offices in the Germantown, Maryland, manufacturing facilities and sales offices both in the U.S. and the Netherlands along with additional sales offices in England, Spain, France and Singapore. The Company manages its operations under two business segments: the Communication Products Division (CPD) and the Electro-optics Technology unit (EO).

The Communication Products Division is focused on the development, manufacture and sale of optical fiber-based data communication equipment and IP/Ethernet-based products to both commercial and government clients worldwide. The Electro-optics Technology unit develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers.

Fiber optic communications equipment is the main element of the Company’s product offerings. Technology development is constantly and rapidly improving the capability to transmit at increasing data rates over ever greater distances with fiber-based communication systems and, in our markets of security/surveillance and Intelligent Transportation Systems, a fairly rapid transition to video communication systems based on IP/Ethernet network technology is occurring. We believe we are well-positioned to participate in this market transition, with a strong and growing product suite that will address the full range of IP/Ethernet applications.

In the Electro-optics Technology unit, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. The Electro-optics unit also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems

You can learn more about Optelecom-NKF at www.optelecom-nkf.com.

See Note 11 to consolidated financial statements for information concerning the geographic areas and industry segments of the Company which information is incorporated herein by reference.

PRODUCTS AND MARKETS

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division addresses business opportunities in the worldwide video surveillance marketplace, specializing in IP and optical fiber transmission technologies. The majority of CPD’s revenues are derived from several markets that apply the advantages of fiber optic and Internet Protocol (IP) communications to their transmission requirements. While the majority of our current revenue is derived from the sale of products employing optical fiber, we anticipate that future revenue growth will come from the market transition to IP products. Presently, the vertical markets we serve include network video equipment for traffic management, military applications, and security in airports, seaports, public transport, public space, industry parks and buildings. Products for these markets are classified into the following categories:

Data Communications Products

Data Communications Products traditionally include a comprehensive family of fiber optic modems that incorporate standard telecommunications protocols. The market applications for these products include specialty data and timing distribution modems for the military, aerospace and satellite earth station markets as well as commercial, industrial, traffic control and surveillance markets.

The acquisition of NKF expanded the Data Communications Products range with a comprehensive line of Ethernet media converters and Fast and Gigabit Ethernet switches. These products can be applied to a wide variety of Local and Wide Area Network applications within our vertical markets.

Uncompressed Digital Video Transmission Products

Uncompressed digital video products provide a high quality video signal over long distances via optical fiber. The bandwidth required to achieve this performance is considerably greater than that needed for lower video quality systems, however, the enormous bandwidth capacity of fiber optic transmission media provides an obvious path for utilization of digital video technology. Additionally, since the video transmission format is strictly digital, it can be easily combined with digitized voice and digital data streams. This feature facilitates switching and multiplexing of a wide variety of signals.

Current products include one, two, four, and eight channel digital video multiplexing and de-multiplexing units offering near-broadcast quality performance, with many also combining audio and data with the digital video for transmission via one optical fiber using one optical wavelength for each transmission direction.

The totally modular approach used in the digital system design architecture reduces the inventory and logistical support investment required to address the increasing demand for these products. Marketplace reception has been very positive and new applications involving a combination of our other product offerings with the capabilities of the digital video equipment are being constantly proposed.

CWDM (Coarse Wavelength Division Multiplexer) Systems

CWDM allows the transmission and reception of multiple channels of light operating at different wavelengths through a single optical fiber. With this technology, the user can configure systems that transport the video and data channel count transmitted by one wavelength (typically up to eight) multiplied by the wavelength channel capacity of the CWDM. The Company offers CWDM systems with optical wavelength channel counts from two to seventeen, as well as single channel optical add/drop multiplexers. By using a two channel WDM (Wavelength Division Multiplexer) along with two eight channel digital video multiplexers transmitting at different optical wavelengths, sixteen channels of video along with data and audio may be transmitted via one optical fiber in one direction. Similarly, by using a seventeen channel CWDM along with up to seventeen eight channel digital video multiplexers, each transmitting at different optical wavelengths, one hundred thirty six channels of very high quality digital video, along with audio and data, may be transmitted via one optical fiber in one direction. Alternately, by using the seventeenth wavelength for return path audio and data, one hundred twenty eight video channels can be transmitted in one direction along with bi-directional audio and data.

Combining the Company’s wide variety of transmission products with available CWDM components permits the user to configure multiple variations of point-to-point or distributed linear optical networks for the transmission of video, audio, and data. via a single optical fiber.

High Resolution RGB Video Transmission Products

Red Green Blue (RGB) Video Transmission Products include those used to remotely position a high-resolution display, such as a monitor or projector, from its video source. Because of the high bandwidth and fidelity required to transmit these signals, fiber optics is the only available means to transmit them further than approximately 1,000 feet. While VGA video, in the 1280 x 1024 pixel range, may be transmitted via copper using active baluns up to distances approaching 1,000 feet, the bandwidth required to transmit ultra high resolution 2048 x 2048 pixel RGB video limits the maximum transmission distance possible over copper wire to less than 100 feet. Management is not aware of any other fiber optic RGB video transmission system that meets the performance characteristics of the high-resolution RGB products that we offer. Applications for this technology include air traffic control, military control rooms, remote conference rooms, financial trading desks and process control.

IP -Video Products

The Company offers complete IP surveillance solutions for small to large size CCTV (Closed Circuit TV) applications. These products involve the digitization and compression of National Television System Committee (NTSC) and Phase Alternation by Line (PAL) video signal sources, thereby allowing transmission of video using Ethernet and IP. They are being offered to the security and traffic markets as well as to other markets whose users are looking for cost-effective, high quality video solutions over private and public networks. These solutions are optimized to address specific customer requirements by offering a broad range of products for each network building block (e.g., video codec/servers, software, storage, and Ethernet switches).

These products provide:

•	Compatibility between network components

•	High efficiency through modularity and scalability

•	Improved effectiveness with the aid of powerful intelligent software tools

•	Reliability and availability of network services

ELECTRO OPTICS TECHNOLOGY UNIT (EO)

The Electro Optics Technology Unit focuses on Interferometric Fiber Optic Gyro (IFOG) coils, which are components in rotation-sensing instruments that are beginning to replace mechanical and laser gyros in aircraft, missiles, and other vehicles. The Company has used its expertise derived from prior Department of Defense activities to develop winding technology for IFOG coils and to manufacture these coils. In the past few years, improvements were incorporated to increase production capacity in anticipation of increased requirements for these coils.

The Company currently supports Boeing in a program for Wright-Patterson AFB which is devoted to development of military aircraft photonic network systems. The Company is in the implementation stage of an effort to demonstrate photonic vehicle control feedback components. Our photonic aerospace vehicle work provides an opportunity for the Company to apply its optical development and fabrication expertise to an important military aircraft system application with subsequent potential in commercial markets.

SALES AND MARKETING

COMMUNICATION PRODUCTS DIVISION (CPD)

The Communication Products Division sells its products worldwide through direct sales, commercial integrators and resellers. In addition, several vendors incorporate the Company products in their product offerings. This enables the Company to penetrate markets we do not address directly.

The Company continues to focus its resources on developing additional sales and distribution channels. The primary sales channel has been and will continue to be the commercial integrator. Service and technical support programs are in place to attract and maintain a large network of integration companies.

Recently the company expanded its focus to identify prospects that have a requirement for complete IP-video solutions including the Company’s video codecs, Ethernet network equipment, network video recorders and video management software as well as a broad range of pre and post sales services such as design, detailed engineering, training and commissioning. Intensive internal training programs have been implemented to expand the in-depth knowledge of our worldwide sales and support offices and convince customers to recognize the Company as a network video expert.

The Company’s primary method of making new customer contacts has been through participation in an expanded trade show schedule in both the Security and Traffic markets. These trade shows have resulted in a significant increase in quotations and order activity. In addition, our web site (www.optelecom-nkf.com) has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment.

ELECTRO OPTICS TECHNOLOGY UNIT (EO)

The Electro-optics unit sales are pursued independently of other corporate sales functions. This unit relies on established contacts, response to request for proposals (RFP’s) and participation in technical conferences to market precision wound coils and other contract services.

RESEARCH AND DEVELOPMENT

	2005	2004	2003

Expenditures on Company sponsored research and development activities	$2,426,000	$1,155,000	$979,000

During 2005, the Company invested in the development of several new products. These products will permit us to increase our penetration of the present vertical markets we serve by permitting our customers to increase information throughput at reduced price points.

With the addition of NKF we increased our research and development staffing by adding an additional 17 employees, increasing the total research and development staffing to 32. The Company will utilize these additional resources to continue expanding its existing product lines with particular attention being applied to the IP marketplace.

Although the Company holds certain patents which relate to optical sensor technology and optical fiber networks, our business as a whole is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from other parties.

MANUFACTURING PROCESSES

QUALITY MANAGEMENT SYSTEM

The Company maintains a Quality Management System fully compliant with ISO9001:2000 and maintains an ongoing certification to this standard. In keeping with our continuous improvement objectives, we implemented significant enhancements to our quality performance metrics in 2005, which track internal product defects, out-of-box failures, customer complaints, product repairs and on-time delivery. With the goal of increasing customer satisfaction, management has continued to stress the importance of the Quality Management System and continues to utilize numerous quality tools, including the Corrective Action Process, quality control internal audits and Top Management Review meetings.

COMMUNICATION PRODUCTS DIVISION (CPD)

Both the Netherlands and the U.S.-based facilities perform routine and specialized manufacturing, assembly, and product testing functions. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs optical and electrical testing and quality control. Raw materials and supplies used in our business include optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a factor in our ability to provide products. In 2005, we made advancements in the areas of decreasing the manufacturing defect rate, throughput cycle-time improvements, and work-in-progress (WIP) reductions (as the result of embracing lean concepts). This progress is all part of continuous, long-term improvement efforts.

To proactively remove upcoming barriers to international sales, we also have embarked on an aggressive program to comply with Directive 2002/95/EC. This is often referred to as the ROHS directive (or “Lead-Free” legislation). This directive applies to “the restriction of the use of certain hazardous substances in electrical and electronic equipment.” In order to comply with the EU ROHS legislation all of these substances are being removed, or reduced to within maximum permitted concentrations for products to be sold within the European Union.

ELECTRO OPTICS TECHNOLOGY

The Electro-Optics unit uses custom facilities designed and fabricated by the Company for precision wound coil production and contract research and development. Currently, six coil winding machines are employed in satisfying contract winding production requirements.

COMPETITION

The two business segments of the Company compete in separate and distinct markets:

COMMUNICATION PRODUCTS DIVISION

This Unit competes with other companies of roughly equal size that have similar resources. The majority of our competitors are privately held companies. Based upon a variety of sources, including independent research reports and competitor analysis, management estimates the total market for the Company transmission products to be approximately $250 million in 2006. The size of the traffic and security surveillance markets, which represents the largest segment, is estimated to be approximately $160 million worldwide. The competition in these markets has established mature sales channels that allow for continued market penetration in both domestic and international markets. We anticipate that the expansion of the Company’s sales and distribution channels worldwide will be the basis for sustained growth. The Company expects to increase its share of these expanding markets. In addition, our products contain two technologies that are in limited supply to these markets: the compressed and uncompressed Digital Video products.

ELECTRO OPTICS TECHNOLOGY

Products offered by the Electro-optics Unit are sold to both small companies and large defense contractors who tend to dominate the market. These companies have greater marketing, manufacturing, financial, research and personnel resources than the Company. Furthermore, as Department of Defense contracting activity has declined, these companies have started to compete in markets that were primarily addressed by companies with resources similar to the Company’s. Our approach to this competitive environment is to offer services and second source production capabilities which complement the capabilities and interests of our customers.

SEASONALITY

The Company’s products are based on communications equipment technology. As such, seasonality affects our revenues to the extent that normal contracting activities are affected by capital budget seasonality.

BACKLOG

As of December 31, 2005 and 2004, the estimated backlog for each business segment was $3.2 million and $0.4 million in the Communication Products Division and $150,000 and $150,000 in the Electro Optics Products Unit, respectively. We expect to recognize a majority of 2005 backlog as revenue in the first quarter of 2006.

EMPLOYEES

At December 31, 2005, the Company had 151 full-time employees worldwide, including 32 in research, development and engineering, 42 in sales and marketing, 60 in manufacturing and 17 in general management, administration and finance. We expect a slight increase in headcount over the next 12 months, primarily in the areas of sales, marketing and manufacturing. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees. There can be no assurance that we will continue to be successful in attracting and retaining such personnel. Our U.S. employees are not represented by any collective bargaining organization; the NKF employees located in the Netherlands are part of a collective bargaining agreement. We consider our employee relations at both locations to be good.

Item 1A.	RISK FACTORS

Fluctuations in financial performance could harm our long-term growth strategy

The Company has experienced and may, in the future, continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, but are not limited to, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold and timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls. Therefore, the Company’s business, financial condition, and operating results could be adversely affected if increased revenues are not achieved. If we fail to manage or anticipate our future growth effectively our business will suffer

The Company’s sales and dependence on major customers

For the twelve months ended December 31, 2005, approximately 16% of our revenues were accounted for by sales to five commercial customers. This is similar to the prior year when five customers represented 21% of our revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future product generations, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect business, financial condition and operating results.

Any failure to remain competitive would harm Optelecom-NKF’s operating results.

The markets in which the Company sells its products are highly competitive and characterized by rapidly changing technologies. The Company faces competition from established domestic and international competitors and the threat of future competition from new and emerging companies. To remain competitive in both the current and future business climates, the Company believes it must maintain a substantial commitment to research and development. Our future success will depend in part upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing such products or producing enhancements that meet these changing demands, or that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Our inability to develop and introduce new products or product enhancements in a timely manner or our failure to achieve market acceptance of a new product could have a material adverse effect our business, financial condition and operating results and our efforts to remain competitive.

Competition

We face intense and increasing competition from a large number of competitors, some of which are larger than the Company and have larger product development, research and sales staffs. We believe that the products developed in 2004 and 2005 and the products currently being developed will position us to compete effectively through 2006 and well into 2007.

Although Optelecom and NKF expect that the merger will result in benefits, those benefits may not be realized

Achieving the maximum benefits of our merger with NKF will depend in part on the integration of technology, operations and personnel. The continued integration of Optelecom and NKF will be a complex, time consuming and expensive process and may disrupt the Company’s business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

•	Coordinating manufacturing operations in a rapid and efficient manner;

•	Combining product offerings and product lines effectively and quickly;

•	Integrating sales efforts so that customers can do business easily with the combined company;

•	Bringing together the companies’ marketing efforts so that the industry receives useful information about the merger;

•	Coordinating research and development activities to enhance introduction of new products and technologies; and

•	Persuading employees that Optelecoms’s and NKF’s business cultures are compatible.

It is not certain that Optelecom and NKF can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Failure to do so could materially harm the business and operating results of the combined company. Also, neither Optelecom nor NKF can assure you that the growth rate of the combined company will equal the historical growth rate experienced by Optelecom and NKF.

The recent acquisition of NKF also increased the Company’s risks relating to foreign currency risk exposure, increased financing costs as a result of increased borrowings to effectuate the transaction and increased debt. While management believes that the transaction will be accretive, if it is not, we may be required to pursue equity financing to refinance the acquisition debt and enter into foreign currency hedges to reduce the exchange rate risk. Management believes that the individuals that it retained at NKF will continue the successful operations in the future and continue the effective management of NKF.

Optelecom borrowed $23.1 million of senior and subordinated notes in connection with its acquisition of NKF.

In connection with the acquisition of NKF, the Company borrowed $23.1 million of senior and subordinated notes. The issuance of these notes substantially increased its principal payment obligations and it may not have enough cash to repay the notes when due. By incurring new indebtedness, the related risks that it now faces could intensify. The degree to which it is leveraged could materially and adversely affect its ability to successfully obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures.

Future Capital Needs; Uncertainty Of Additional Funding

We believe that our existing capital resources, including an existing $5,000,000 bank line-of-credit and future operating cash flows, will generate the funds needed for our long-term cash requirements.

If our growth rate should exceed expectations, or if we should fail to generate the anticipated operating cash flows, we would be required to seek additional funding. In those circumstances, the Company would look to increase its line of credit and/or pursue equity financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If issuing equity securities raises additional funds, further dilution to existing stockholders will result. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate product research and development and overhead costs.

If the Company fails to attract and retain key personnel, its business could suffer.

The Company’s future depends, in part, on its ability to attract and retain key personnel. It may not be able to hire and retain such personnel at compensation levels consistent with its existing compensation and salary structure. Its future also depends on the continued contributions of its executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of service from these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on the Company’s business.

On March 8, 2005, the Company essentially doubled in size. This event and the Company’s implementation of a new global growth strategy lead to some restructuring within the organization. The Company’s CFO was promoted to Executive Vice President and COO for North American operations and in addition to his new responsibilities will continue to serve as CFO until a replacement is found. The Company also hired a new Vice President of Sales and Marketing. While this restructuring will allow the Company to better align responsibilities and further expand and strengthen the management team, the Company faces general business risks associated with any transition in roles and responsibilities.

Our common stock price is volatile, we have never paid dividends and our stock is subject to future dilution.

Our Common Stock currently trades on the NASDAQ Small Cap Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that were unrelated to our operating performance. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of the Company or our competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by the Company or our competitors, regulatory developments in both the United States and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in our operating and product development results, may have a significant impact on the market price of our Common Stock.

We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. In addition, dilution will occur upon the exercise of outstanding stock options. Additionally, further dilution could be significant if we decide to complete a future equity financing if we experience additional requirements to fund operations.

The Company faces risks related to its international operations and revenue.

The Company’s customers are located throughout the world. In addition, with the acquisition of NKF, it has significant offshore operations, including manufacturing, sales and customer support operations. Its operations outside North America are primarily located in the Netherlands.

The Company’s international presence exposes it to certain risks, including the following:

•	its ability to comply with customs, import/export and other trade compliance regulations of the countries in which it does business, together with any unexpected changes in such regulations;

•	difficulties in establishing and enforcing its intellectual property rights;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which it maintains manufacturing and research facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where its international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations; and

•	potential adverse tax consequences.

Net revenue from customers outside North America accounted for 56%, 24%, and 15% of the Company’s total net revenue in 2005, 2004, and 2003, respectively. The Company expects that revenue from customers outside North America will continue to account for a significant portion of its total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect its business. In addition, sales of many of its customers depend on international sales and consequently further expose it to the risks associated with such international sales.

If the Company fails to manage its exposure to worldwide financial markets successfully, its operating results could suffer.

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. It does not use derivative financial instruments to manage these risks. A substantial portion of the Company’s net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily European currencies. A significant change in interest rates or an unfavorable movement in the European currencies compared to the U.S. Dollar would impact the Company’s operations.

The Company faces risk from the potential impact of being classified as an “Accelerated Filer”.

The Company is currently classified by the Securities and Exchange Commission (“Commission”) as a non-accelerated filer and therefore the mandatory compliance date for the management report on internal control over financial reporting requirement and the related registered public accounting firm report requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was to be December 31, 2007. A non-accelerated filer is defined by the Commission as a public company with public float less than $75 million. It is likely that on June 30, 2006, the Company’s measurement date for the fiscal year ending December 31, 2006, the Company will exceed the $75 million mark and thus be classified as an accelerated filer. This reclassification will accelerate the mandatory compliance date to December 31, 2006, and redirect some of management’s focus and funding for the current year.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The Company’s corporate office and domestic manufacturing facility is located at 12920 Cloverleaf Center Drive, Germantown, Maryland, where it leases 30,000 square feet of space, all of which is occupied by the Company. The lease expires in August of 2013. NKF maintains its corporate office and manufacturing facility in Gouda, the Netherlands where it leases approximately 30,000 feet of space, all of which is fully occupied by the Company. This lease expires in March of 2015. The Electro-Optics Technology Unit occupies a portion of the Germantown facility. The remainder of the Germantown facility and all of the Gouda facility are occupied by the Communication Products Division. The Company also maintains sales offices in England, Spain, France and Singapore. Management believes that our facilities, which have been specifically designed and fitted to accommodate our requirements, are sufficient to meet our current and anticipated near-term growth needs.

Item 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. On August 2, 2005, a legal action was filed in the Circuit Court for Montgomery County, Maryland, by a registered securities broker against the Company and Richard Alpert, its investor relations consultant. The lawsuit arose out of allegedly libelous statements made in connection with a complaint for violations filed at the direction of the Company against the securities dealer with the National Association of Securities Dealers (“NASD”). The plaintiff was seeking $10,000,000 in consequential and punitive damages. The Company vigorously defended the lawsuit. On March 6, 2006, a Motion to Dismiss was granted in favor of the Company dismissing the entire action. The applicable appeal period for the Order granting the Motion to Dismiss has not yet expired. It is the opinion of the Company’s corporate counsel that the lawsuit is frivolous and without legal basis in fact or law. Management has been informed that the chances of a verdict adverse to its interests are minimal and that this legal action should not have any material adverse effect on its business, financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of our shareholders during the fourth quarter of 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, representing its only class of publicly traded equity securities, is traded on the NASDAQ Small-Cap market under the symbol OPTC. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) during each quarter for the two years ended December 31, 2005 and 2004, respectively. Such quotations do not necessarily reflect actual transactions:

	Bid Price
Quarter Ended	High	Low

December 31, 2005	$14.50	$12.31
September 30, 2005	14.40	9.79
June 30, 2005	11.00	9.42
March 31, 2005	11.50	8.50
December 31, 2004	9.50	8.48
September 30, 2004	10.79	7.90
June 30, 2004	14.44	9.42
March 31, 2004	12.65	8.91

At March 17, 2006, the closing price of our Common Stock was $24.28.

There were 3,337,686 shares of Common Stock outstanding as of March 10, 2006, and 541 record holders as of such date. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to retain any future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and other factors that the Company’s Board of Directors deems relevant.

Listed below is information on the Company’s equity compensation plans as of December 31, 2005.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted	Equity Compensation
	be Issued Upon	Average	Plans (Excluding
	Exercise of Outstanding	Exercise Price of	Securities Reflected in
	Options	Outstanding Options	Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	776,600	$8.48	339,481
Equity compensation plans not approved by security holders	—	—	—

Totals	776,600	$8.48	339,481

Sales of Unregistered Securities — On March 8, 2005, Optelecom, Inc. (the “Company”) completed the acquisition of NKF Electronics, B.V. a private company with limited liability, incorporated in the Netherlands (“NKF”), pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”) by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands (“Draka”), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, and a direct wholly-owned subsidiary of Draka (“Vastgoed” and together with Draka — the “Sellers”). Pursuant to the Purchase Agreement, the Company acquired from the Sellers and the

Sellers sold, all of the outstanding stock of NKF for the following consideration: (a) Six Million Nine Hundred Twelve Thousand Euro ($9.2 million USD) paid in cash; (b) Four Million Eighty Eight Thousand Euro ($5.4 million USD) paid in cash to retire NKF’s inter-company debt owed to Draka; and (c) a Subordinated Promissory Note in the principal amount of Nine Million Euro ($9.8 million USD) (the “Subordinated Note”). The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

Pursuant to the terms of the Subordinate Note, in lieu of making cash payments for interest due under the Subordinated Note, the Company, at its election, may issue shares of its common stock to Draka, provided the shares are issued one year prior to the date the applicable interest payment is due. On March 8, 2005, the Company issued 26,427 shares of its common stock to Draka in lieu of making a One Hundred Sixty Two Thousand Euro ($213,626 USD) interest payment on the first anniversary of the Subordinated Note. These shares were issued in a private sale to an accredited investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Year Ended December 31,	2005(a)	2004	2003	2002	2001

Revenues, net	$33,865,310	$19,395,147	$17,119,658	$14,908,554	$13,176,919
Net income (loss)	2,681,915	1,594,612	3,553,266	1,644,120	(933,585)
Basic earnings (loss) per common share	0.83	0.50	1.18	0.58	(0.33)
Diluted earnings (loss) per common share	0.80	0.49	1.11	0.56	(0.33)
As of December 31,
Total assets	38,867,907	12,366,409	10,431,897	6,627,223	6,373,679
Long-term obligations	18,786,548	242,944	164,020	—	69,111
Stockholders’ equity	11,753,693	9,934,283	7,956,476	3,667,833	2,086,557

(a)	The results for 2005 include the operations of NKF as of March 8, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements regarding the Company’s business and strategies, financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under “Risk Factors” in this Report on Form 10-K. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

We design, develop, manufacture and market communications systems employing both fiber optic and IP-Ethernet based technology for traffic monitoring, security / surveillance, and business video systems. Over the past two years, we have pursued several operational objectives including:

•	the expansion of a distribution network both in the United States and abroad;

•	realization of manufacturing and process improvements;

•	development of products with advanced and unique capabilities; and

•	the comprehensive upgrade of our computer networks, operating systems and core financial, sales and manufacturing software platforms.

Additionally, on March 8, 2005, we completed the acquisition of NKF, which effectively doubled the size of our operations and revenue. We believe this acquisition has positioned us as a leading world-wide independent producer of fiber optic-based communications solutions for video surveillance, traffic monitoring, and business video systems, and has resulted in expanded and diversified revenue streams, enhanced research and development capabilities, and a more extensive sales and service organization.

We believe the successful execution of these initiatives along with increased demand in our core markets has enabled us to significantly improve our financial condition in 2004 and 2005, as evidenced by increasing levels of profitability and positive cash flow. We intend to continue in 2006 to work at broadening our sales channels, sustaining gross profit margins and controlling costs.

2005 versus 2004

2005 consolidated revenues of $33.9 million were $14.5 million or 75% higher than 2004. Sales increased in the Communication Products Division and decreased in the Electro-Optics Unit. The overall sales increase of $14.9 million or 83% for the Communication Products Division was a direct result of the acquisition of NKF. The U.S. suffered a slight decline in sales due to the increase in competition as well as the shift within the market to IP products. In 2006, the Company will be introducing a new line of IP products to address this market shift within the U.S. Electro-Optics revenues decreased to $1.0 million in 2005 from $1.4 million in 2004 as a result of less activity in the contract services sector.

Gross profit was $20.4 million in 2005 compared to $11.1 million in 2004. This 83% increase of $9.2 million is directly attributed to the acquisition of NKF. As a percentage of sales, our gross margin increased by 3% from 57% in 2004 to 60% in 2005. The Company expects margins in 2006 to be comparable to 2005.

Operating expenses were $15.8 million in 2005 compared to $8.9 million in 2004. This increase of $6.9 million or 78% is primarily due to the acquisition of NKF and proportional increases in personnel and occupancy costs. As a percentage of revenue our operating expenses increased 1% from 46% in 2004 to 47% in 2005.

The Company reported net income in 2005 of $2.7 million or $0.80 per diluted share compared to net income of $1.6 million or $0.49 per diluted share in 2004.

2004 versus 2003

2004 consolidated revenues of $19.4 million were $2.3 million or 13% higher than 2003. Sales increased in the Communication Products Division and decreased slightly in the Electro-Optics Unit. Revenue for the Communication Products Division increased by $2.6 million or 17%. This increase was attributed to the Company’s continued focus of increasing sales channels both domestically and internationally. Sales to integrators and end users increased substantially over the prior year. While product pricing remained relatively stable between 2003 and 2004, the sales growth was attributable to increased sales orders and increased units sold. Electro-Optics revenues decreased to $1.4 million in 2004 from $1.8 million in 2003 as a result of less activity in the contract services sector.

Gross profit was $11.1 million in 2004 compared to $9.3 million in 2003. This 20% increase of $1.8 million was primarily the result of a higher volume of sales of 9-bit and 10-bit digital products in 2004, which had higher profit margins in 2004 compared to 2003 as a result of continued improvements in manufacturing efficiencies and reductions in material costs over the prior year. As a percentage of sales, our gross margin increased by 3% from 54% in 2003 to 57% in 2004.

Operating expenses were $8.9 million in 2004 compared to $7.3 million in 2003. This increase of $1.6 million or 21% was primarily due to increases in spending for administrative, sales and engineering personnel, sales advertising and trade show costs and higher occupancy costs. As a percentage of revenue our operating expenses increased 3% from 43% in 2003 to 46% in 2004.

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

Operating Segments

The Company’s products and services are categorized into two operating segments: the Communication Products Division and the Electro-Optics Technology Division. During 2003 management decided to combine the Copper Products unit and the Optical Products unit into the Communication Products Division in order to manage the business more effectively. The financial results for the two operating segments have been prepared on a basis that is consistent with the manner in which NKF’s management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.

COMMUNICATION PRODUCTS DIVISION

Communication Products Division	2005	2004	2003

Net Sales	$32,895,781	$17,952,579	$15,327,411
Gross Profit	20,099,989	10,553,077	8,438,028
Total Operating Expense	15,658,993	8,622,432	7,010,190
Operating Income (Loss)	4,440,996	1,930,645	1,427,838

2005 sales for the Communication Products Division of $32.9 million were 83.2% or $14.9 million higher than 2004’s sales of $18.0 million. This increase is attributed to the acquisition of NKF. NKF CPD sales were $16.2 million while the U.S. CPD sales were $16.7 million. As stated above, the U.S. suffered a slight decline in sales due to the increase in competition as well as the shift within the market to IP products. In 2006, the Company will be introducing a new line of IP products to address this market shift within the U.S.

In 2004 the Communication Products Division continued to experience the benefits of the expansion and re-alignment of its sales and marketing departments. The emphasis that was placed on developing new sales and distribution channels, both domestically and internationally, resulted in higher sales in 2004. During 2004, three independent sales representative organizations and thirty-nine integrators were added domestically and one independent sales representative organization and thirteen integrators were added in the international marketplace. The Company continued to add independent sales representative organizations and integrators both domestically and internationally in 2005.

Gross profit during 2005 of $20.1 million, or 61% of sales, was higher than 2004’s gross profit of $10.6 million or 59% of sales. The increase of $9.5 million is primarily the result of the acquisition of NKF. The lower gross profit margin in 2004 is mainly attributable to significantly lower margins on a large installation for the Olympic Games in Athens, Greece. Management determined that the benefit of having our technology showcased at this premier venue provided exposure to a level of potential customers that could not be easily reached otherwise. The Company expects margins in 2006 to be comparable to 2005.

Operating expenses were $15.7 million in 2005 compared to $8.5 in 2004. The increase in all components of operating expense is a direct result, and in proportion to, the acquisition of NKF. The Company’s tax expense of $0.8 million dollars in 2005 was the result of the $4.1 million of pre-tax non-US operations income.

ELECTRO-OPTICS TECHNOLOGY UNIT

	2005	2004	2003

Net Sales	969,529	$1,442,568	$1,792,247
Gross Profit	270,953	575,247	845,253
Total Operating Expense	117,807	235,917	300,756
Operating Income	153,146	339,330	544,497

Electro-Optics sales of $0.9 million in 2005 were $0.4 million lower than 2004. The decrease is primarily attributable to the lower sales under the contract research and development portion of the business in 2005 when compared to 2004. There was a slight increase in the unit sales of the coil winding division from 2004 to 2005. Operating income for 2005 decreased also as a result of lower contract research and development sales. As a significant amount of operating cost for the Electro-Optics Technology Unit are fixed, gross margin is directly impacted by any fluctuation in sales. Therefore the 32% decline in sales in 2005 resulted in a 12% decrease in gross margin, from 39% in 2004 to 27% in 2005. Management has identified several target opportunities for additional business in 2006.

OTHER INCOME (EXPENSE)

	2005	2004	2003

Interest expense — line of credit	$—	$—	$(11,483)
Interest expense — long term notes / other	$(1,112,401)	(5,445)	(3,465)
Interest / other income	37,787	25,760	4,602

Total other income (expense)	(1,074,614)	$20,315	$(10,346)

Other income (expenses) totaled ($1,074,614) in 2005 compared to $20,315 in 2004. Interest expense for 2005 increased as a result of the issuance of long term debt facilities associated with the NKF acquisition. Total interest income was $37,787 in 2005 compared to $25,760 in 2004. Interest income for 2005 increased as result of higher cash balances.

Impact of Inflation

Inflation did not have a significant effect on the operations of the Company during 2005, and we do not expect it to have a significant effect during 2006.

FINANCIAL CONDITION

The Company’s Stockholders’ equity increased from $9.9 million in 2004 to $11.8 million in 2005. The increase is primarily attributable to the net income of $2.6 million.

Other key components of the Company’s financial condition include accounts receivable, inventory, fixed assets and accounts payable. The Company’s current ratio has decreased to 1.86 at December 31, 2005 compared to 4.61 at December 31, 2004. This decrease is attributed primarily to the current portion of the senior term facility associated with the acquisition of NKF. Accounts receivable increased this year from $3.0 million in 2004 to $6.7 million at December 31, 2005. A significant factor in this increase was the consolidation of both Optelecom and NKF receivables.

The increase in Inventory from $2.9 million at December 31, 2004 to $4.2 million at December 31, 2005 is primarily a result of the NKF acquisition.

The following chart shows the composition of inventory for the past three years:

	2005	2004	2003

Production Materials	$2,573,578	$1,604,605	$1,637,331
Work in Process	498,885	192,145	414,639
Finished Goods	1,574,360	1,164,264	889,022
Allowance for Obsolescence	(434,171)	(93,132)	(279,992)

TOTAL	$4,212,652	$2,867,882	$2,661,000

In 2005, fixed asset increased by $2.8 million. While $2.1 million of the increase related the additional fixed assets acquired as part of the NKF acquisition, the remaining $0.7 fixed asset additions were for the improvement and expansion of engineering and factory capabilities compared to $0.9 million in 2004 and $1.0 million in 2003. While the Company does not currently have any capital asset purchase commitments, we anticipate an investment in capital expenditures of approximately $0.5 million in 2006.

The Company’s current liabilities increased $6.1 million from $2.2 million in 2004 to $8.3 million in 2005 primarily as a result of an increase of $1.4 million in accounts payable, $1.2 million increase in accrued payroll, $0.6 increase in taxes payable, an additional $1.5 million for the current portion of long term debt associated with the senior term facility as well as increases in the warranty reserve and other current liabilities.

Likewise, long-term debt increased in 2005 by $25 million primarily as a result of the financing from the NKF acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities have provided positive cash flows for 2005 and 2004. Cash provided by operating activities was $7.6 million in 2005 compared to $2.1 million in 2004.

Cash used in investing activities in increased in 2005 to $16.6 million compared to $0.9 million in 2004 due to the acquisition of NKF for net cash of $16,267,291. The Company continued to purchase capital assets during 2005 in an effort to improve and expand its manufacturing capabilities and the computer network infrastructure.

During 2005, financing activities provided $9.1 million compared to $0.3 million provided by financing activities during 2004. Cash provided by financing activities was a result of the borrowings on notes payable related to the NKF acquisition. Additionally, proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan totaled $0.5 million during 2005.

Under its current banking facility, the Company has the ability to borrow up to $5.0 million as of December 31, 2005, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD. The borrowing base under the facility is equal to between 60% – 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75% depending on the Company’s leverage position. As of December 31, 2005, the Company had no borrowings outstanding on it bank line-of-credit. $5.0 million was available to the Company under its line-of-credit at December 31, 2005

The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at December 31,2005.

The Company’s future working capital needs will be financed by our operating cash flow and continued use of the line-of-credit. In the event that operating cash flows become insufficient to meet funding needs, the Company may be required to scale back or eliminate product research and development and overhead costs. Additionally, the Company would look to increase its line of credit and/or pursue equity financing. The Company’s strategy will focus on identifying new products that meet the demands of our core markets, expanding our distribution channels and implementing processes which will increase manufacturing efficiencies.

Our contractual obligations as of December 31, 2005 are as follows:

		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years

Long-term debt obligations(1)	$17,387,029	$1,592,978	$7,099,371	$8,694,680	$—
Capitalized lease obligations	187,901	72,021	115,880	—	—
Operating lease obligations(2)	8,667,859	1,099,683	3,083,275	2,029,350	2,455,551
Other long-term liabilities	3,228,618	—	—	—	3,228,618

Totals	$29,471,407	$2,764,682	$10,298,526	$10,724,030	$5,684,169

(1)	As described above, in connection with the acquisition of NKF, the Company entered into new acquisition related debt instruments.

(2)	Operating leases include our office space in the U.S., Netherlands, Spain, France and the U.K. Total rental expense under these leases for fiscal year 2005 was $994,771

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

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS 123, the Company currently accounts for share-based payment to employees using APB 25’s intrinsic value method and consequently recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the result of operations, although it will have no impact on the Company’s overall financial position. The Company adopted this standard on January 1, 2006 and will use the modified prospective transition method and continue to value its share-based payment transactions using a Black-Scholes valuation model. Under the modified prospective transition method, the Company will recognize compensation cost in its consolidated financial statements for all awards granted after January 1, 2006 and for all existing awards for which the requisite service has not been rendered as of the date of adoption. Prior period operating results will not be restated. The Company estimates the adoption of SFAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense of approximately $700,000 in 2006 based on the Company’s current share-based compensation plans.

In June 2005, the Emerging Issues Task Force reached consensus on EITF Issue 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 concluded that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition. The Task Force also concluded that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective prospectively for leasehold improvements purchased or acquired in periods beginning after June 29, 2005. The Company’s implementation of the guidance contained in EITF 05-6 did not have an effect on its financial condition, results of operations, or liquidity in fiscal year 2005 and is not expected to have a material effect on its financial condition, results of operations, or liquidity in fiscal year 2006 and beyond.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company ’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires The Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider certain accounting policies related to revenue recognition, valuation of accounts receivable, inventory, stock-based compensation and income taxes to be critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition — Revenue from commercial sales is recognized when product is shipped and accepted. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Management evaluates the warranty reserve on a quarterly basis.

Impairment of long lived assets — In connection with our acquisition of NKF during 2005, the Company’s long-lived assets increased significantly primarily related to acquired goodwill and other intangibles of $23.8 million. With respect to acquired goodwill and intangibles with indefinite lives that are not amortized, we will be required to perform an impairment test annually under SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires us to make certain difficult, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units, which are the same as our segments. We measure fair value on the basis of discounted expected future cash flows. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. For long-lived assets with definite lives that are subject to amortization, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to exercise judgment in assessing whether an event of impairment has occurred by comparing the carrying value of these assets with the expected future cash flows generated by the assets. As of December 31, 2005, no such impairments have occurred.

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer such as collection history and the results of credit inquiries. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories — Production materials are valued at the lower of cost or market applied on a standard cost basis. Work-in-process represents direct labor, materials, and overhead incurred on products not delivered to date. Finished goods inventories are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2005, the Company had deferred tax liabilities in excess of deferred tax assets of $0.9 million compared to December 31, 2004, where the company had deferred tax assets in excess of deferred tax liabilities of $1.2 million. For the reasons cited below, at December 31, 2005 and 2004, management determined that it is more likely than not that $1.2 million of the deferred assets will be realized.

The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. We are exposed to financial market risks, primarily related to changes in foreign currency exchange rates. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of December 31, 2005. Actual results may differ materially.

Foreign Currency Risk

We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the year ended December 31, 2005, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $1.7 million by approximately $0.2 million. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted above are based on a sensitivity analysis performed as of December 31, 2005. Actual results may differ materially.

Interest Rate Risk

At December 31, 2005, we are exposed to interest rate risk to the extent that interest rate changes expose our fixed rate long-term debt to changes in fair value. As of December 31, 2005, we had $8,762,180 of fixed rate long-term debt.

The long term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying value of the Company’s senior note payable approximates fair value. The carrying value and the fair value of the Company’s subordinated note payable are $8,694,000 and $8,277,000, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optelecom-NKF, Inc.

We have audited the accompanying consolidated balance sheet of Optelecom-NKF, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom-NKF, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON, LLP

Baltimore, Maryland
February 28, 2006

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,046,353	$2,918,959
Accounts and contracts receivable, net	6,731,373	3,015,588
Inventories, net	4,212,652	2,867,882
Deferred tax asset — current	820,830	767,841
Prepaid expenses and other current assets	640,050	519,494

Total current assets	15,451,258	10,089,764
Property and equipment, net	2,677,865	1,870,039
Deferred tax asset — non-current	589,010	406,606
Intangible assets, net	7,719,737	—
Goodwill	12,430,037	—

TOTAL ASSETS	$38,867,907	$12,366,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,235,665	$798,965
Accrued payroll	1,616,988	394,185
Commissions payable	539,352	297,870
Current portion of capitalized leases	72,021
Current portion of notes payable	1,592,978	45,000
Accrued warranty reserve	308,570	130,084
Taxes payable	568,147	—
Other current liabilities	1,393,945	523,078

Total current liabilities	8,327,666	2,189,182

Notes payable — Senior	7,099,370	45,000
Notes payable — Subordinated	8,694,680	—
Deferred tax liability	2,353,500	—
Deferred rent liability	224,242	197,944
Capitalized Lease Obligations	115,880	—
Other liabilities	298,876	—

Total liabilities	27,114,214	2,432,126

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.03 par value — shares authorized, 15,000,000; issued and outstanding, 3,301,414 and 3,179,109 shares as of 2005 and 2004, respectively	99,042	95,373
Additional paid-in capital	12,255,978	11,318,968
Accumulated other comprehensive loss	(1,818,350)	(15,166)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Retained earnings (accumulated deficit)	2,482,070	(199,845)

Total stockholders’ equity	11,753,693	9,934,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,867,907	$12,366,409

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003

Revenues	$33,865,310	$19,395,147	$17,119,658
Cost of goods sold	13,494,368	8,266,823	7,836,377

Gross profit	20,370,942	11,128,324	9,283,281
Operating expenses:
Engineering	3,410,014	1,593,174	1,370,933
Selling and marketing	6,583,980	3,522,709	2,817,327
General and administrative	5,159,101	3,742,466	3,122,686
Amortization of intangible assets	623,705	—	—

Total operating expenses	15,776,800	8,858,349	7,310,946
Income from operations	4,594,142	2,269,975	1,972,335
Other income (expense):
Interest income (expense), net	(1,074,614)	20,315	(10,346)

Income before income taxes	3,519,528	2,290,290	1,961,989
Benefit (provision) for income taxes	(837,613)	(695,678)	1,591,277

Net income	$2,681,915	$1,594,612	$3,553,266

Basic earnings per share	$0.83	$0.50	$1.18

Diluted earnings per share	$0.80	$0.49	$1.11

Weighted average common shares outstanding — basic	3,250,097	3,159,285	3,019,279

Weighted average common shares outstanding — diluted	3,355,623	3,264,807	3,197,807

Net income	$2,681,915	$1,594,612	$3,553,266
Foreign currency translation	(1,803,184)	4,506	(61,210)

Comprehensive income	$878,731	$1,599,118	$3,492,056

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003

Cash Flows From Operating Activities
Net income	$2,681,915	$1,594,612	$3,553,266
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,359,019	430,180	332,822
Accounts receivable provision	45,162	41,111	(54,356)
Inventory provision	—	(186,859)	(24,005)
Stock based compensation	39,308	24,900	—
Stock issued for payment of interest	213,626	—	—
Deferred rent	37,824	123,924	62,494
Deferred tax (benefit) expense asset	(727,958)	553,816	(1,624,158)
Other	168,600	103,540	—
Change in assets and liabilities:
Accounts and contracts receivable	(97,031)	(221,742)	384,120
Inventories	1,084,381	(20,023)	(183,794)
Prepaid expenses and other assets	20,724	(179,416)	(157,178)
Other assets	(9,882)	—	126,062
Accounts payable	631,775	(253,445)	80,994
Other current liabilities	2,353,322	153,726	(219,399)

Net cash provided by operating activities	7,800,785	2,164,324	2,276,868

Cash Flows From Investing Activities
Security deposit	—	—	11,526
Investment in NKF Electronics B.V., net of cash acquired	(16,267,291)	—	—
Capital expenditures	(401,065)	(948,363)	(980,205)

Net cash used in investing activities	(16,668,356)	(948,363)	(968,679)

Cash Flows From Financing Activities
Borrowings on bank line-of-credit payable	—	—	2,020,551
Payments on bank line-of-credit payable	—	—	(2,596,630)
Borrowings on notes payable	14,607,080	—	—
Payments on notes payable and capital leases	(5,997,023)	(67,500)	(23,506)
Decrease in restricted certificate of deposit	—	129,368	—
Proceeds from issuance of common stock	65,818	59,569	58,636
Proceeds from exercise of stock options	453,327	190,680	633,847

Net cash provided by financing activities	9,129,202	312,117	92,898

Effect of exchange rates on cash and cash equivalents	(134,237)	3,015	(61,209)
Net increase in cash and cash equivalents	127,394	1,531,093	1,339,878
Cash and cash equivalents — beginning of period	2,918,959	1,387,866	47,988

Cash and cash equivalents — end of period	$3,046,353	$2,918,959	$1,387,866

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$652,330	$5,445	$15,436

Cash paid during the year for income taxes	$772,953	$57,564	$36,374

Supplemental information on non-cash investing and financing activities:
Notes and capital lease obligations incurred for new equipment	$205,475	$—	$180,000

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

						Accumu-
					Retained	lated
					Earnings	Other		Total
				Deferred	(Accumula-	Compre-		Stock-
	Number	Common	Additional	Compen-	ted	hensive	Treasury	holders’
	of Shares	Stock	Paid-in Capital	sation	Deficit)	Loss	Stock	Equity

BALANCE,
January 1, 2003	2,877,891	$86,336	$10,152,729	$—	$(5,347,723)	$41,538	$(1,265,047)	$3,667,833
Common stock issued from exercise of options	224,014	6,720	627,126	—	—	—	—	633,846
Common stock issued from employee stock purchase plan	10,993	330	52,181	—	—	—	—	52,511
Issuance of common stock	2,000	60	20,920	(14,855)	—		—	6,125
Foreign currency translation	—	—	—	—	—	(61,210)	—	(61,210)
Tax benefit from exercise of options	—	—	104,105	—	—	—	—	104,105
Net income	—	—	—	—	3,553,266	—	—	3,553,266

BALANCE, DECEMBER 31, 2003	3,114,898	93,446	10,957,061	(14,855)	(1,794,457)	(19,672)	(1,265,047)	7,956,476
Common stock issued from exercise of options	52,545	1,577	189,103	—	—	—	—	190,680
Common stock issued from employee stock purchase plan	7,666	230	59,339	—	—	—	—	59,569
Issuance of common stock	4,000	120	43,040	(43,160)	—		—	—
Stock based compensation	—	—	—	24,900	—	—	—	24,900
Foreign currency translation	—	—	—		—	(10,246)	—	(10,246)
Tax benefit from exercise of options	—	—	103,540	—	—	14,752	—	118,292
Net income	—	—	—	—	1,594,612	—	—	1,594,612

BALANCE, DECEMBER 31, 2004	3,179,109	$95,373	$11,352,083	$(33,115)	$(199,845)	$(15,166)	$(1,265,047)	$9,934,283
Common stock issued from exercise of options and warrants	83,199	2,495	450,832	—	—	—	—	453,327
Common stock issued from employee stock purchase plan	8,679	261	65,557	—	—	—	—	65,818
Issuance of common stock	30,427	913	252,713	(40,000)	—	—	—	213,626
Stock based compensation	—	—	—	39,308	—	—	—	39,308
Foreign currency translation	—	—	—	—	—	(1,818,350)	—	(1,818,350)
Tax benefit from exercise of options	—	—	168,600	—	—	—	—	168,600
Net income	—	—	—	—	2,681,915	—	—	2,681,915

BALANCE, DECEMBER 31, 2005	3,301,414	$99,042	$12,289,785	$(33,807)	$2,482,070	$(1,818,350)	$(1,265,047)	$11,753,693

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Optelecom-NKF, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company designs, manufactures and markets video communication products, specializing in transmission and distribution equipment for the delivery of real time video.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable — Accounts receivable potentially subject the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

Revenue Recognition — Revenue from commercial sales is recognized when products are shipped. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. All shipping and handling fees and related costs are recorded as components of cost of goods sold.

Product Warranty — In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. The Company currently warranties for defects and conformity on its products, ranging from two to five years. Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The following is a summary of the Company’s continuing warranty obligation for the years ended December 31:

	2005	2004

Balance, beginning of year	$130,084	$60,846
Provision for warranty obligations	242,585	152,558
Charges of warranty obligations	(64,099)	(83,320)

Balance, end of year	$308,570	$130,084

Inventories — Production materials are valued at the lower of cost or market applied on a weighted average cost basis. Work-in-process represents direct labor, materials, and overhead incurred on products not delivered to date. Finished goods inventories are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

conditions as well as historical inventory turnover. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Equipment, and Depreciation — Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the assets, whichever is shorter. Expenditures for maintenance and repairs are expensed as incurred.

Intangibles and goodwill — Intangibles and goodwill acquired in connection with business acquisitions, are stated at their fair value on the date of purchase. The cost of intangibles which are subject to amortization is amortized on a straight-line basis over their expected lives of three to eleven years. The recoverability of carrying values of amortizable intangible assets is evaluated on a recurring basis whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount which the carrying amount of the assets exceeds their fair value. Goodwill and intangibles with indefinite lives are not amortized, but are subject to an annual impairment test, pursuant to the provision of FASB No. 142. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of goodwill or intangible assets resulting from these impairment tests during 2005. All the goodwill relates to the Communications Products Division.

Research and Development Costs — Research and development costs are expensed as incurred as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $2,426,000, $1,155,000 and $979,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes — The Company accounts for income taxes using the asset and liability approach as defined by FASB No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities based on expected tax rates at the point the items are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation —  The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, in accounting for its employee stock options and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123). APB 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. FAS 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of FAS 123.

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

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2005	2004	2003

Net income as reported	$2,681,915	$1,594,612	$3,553,266
Less: Stock-based employee compensation costs, net of income tax, as if fair value method had been applied	(682,770)	(657,538)	(279,865)

Net income pro forma	$1,999,145	$937,074	$3,273,401
Basic income per share:
As reported	$0.83	$0.50	$1.18
Pro forma	$0.62	$0.30	$1.08
Diluted income per share:
As reported	$0.80	$0.49	$1.11
Pro forma	$0.59	$0.29	$1.02

The effect of applying SFAS No. 123 on a pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The weighted-average fair value of options granted during 2005, 2004, and 2003 was $5.94, $9.44 and $5.89, respectively. The fair value of each option is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected stock price volatility	80%	87%	122%
Risk-free interest rate	4.39%	3.60%	2.27%
Average expected life	4 years	4 years	4 years

Foreign Currency Translation — The functional currency of the Company’s international operations is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the exchange rates in effect at the end of the year and revenue and expense accounts are translated into U.S. dollars using the weighted average rates for the year. The related translation adjustments are reported as foreign currency translation in the statement of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Certificate of Deposit — The Company had provided a performance bond in relation to a contract which was secured by a letter of credit in the amount of $129,368 at December 31, 2003. This letter of credit was fully collateralized by a certificate of deposit that was redeemed by the Company upon the satisfactory completion of the contract in 2004.

Fair Value of Financial Instruments —  The carrying amounts approximate fair value of the Company’s cash and short-term financial instruments. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying value of the Company’s senior note

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

payable approximates fair value. The carrying value and the fair value of the Company’s subordinated note payable are $8,694,000 and $8,277,000, respectively.

Earnings Per Share — Basic earnings per share is computed by dividing net income (loss) by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic earnings per share. Diluted earnings per share is computed by dividing net income (loss) by weighted average shares and common equivalent shares outstanding.

The computation of weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Basic Earnings Per Share:
Earning available to common stockholders	$2,681,915	$1,594,612	$3,553,266

Weighted average common shares outstanding	3,250,097	3,159,285	3,019,279

Basic earnings per share	$0.83	$0.50	$1.18

Diluted Earnings Per Share:
Earning available to common stockholders	$2,681,915	$1,594,612	$3,553,266

Weighted average common shares outstanding	3,250,097	3,159,285	3,019,279
Effect of stock options and warrants	105,526	105,522	178,528

Diluted Shares	3,355,623	3,264,807	3,197,807

Diluted earnings per share	$0.80	$0.49	$1.11

Recent Accounting Pronouncements — In November of 2004, FASB issued Statement No 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting Standard 2, Inventories adopted by the International Accounting Standards Board (IASB). The Boards noted that the wording of the original standards were similar but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the Company’s year beginning January 1, 2006. The Company does not believe that the adoption of the new standard will have a material impact on its financial position.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS 123, the Company currently accounts for share-based payment to employees using APB 25’s intrinsic value method and consequently recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the result of operations, although it will have no impact on the Company’s overall financial position. The Company adopted this standard on January 1, 2006 and will use the modified prospective transition method and continue to value its share-based payment transactions using a Black-Scholes valuation model. Under the modified prospective transition method, the Company will recognize compensation cost in its consolidated financial statements for all awards

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

granted after January 1, 2006 and for all existing awards for which the requisite service has not been rendered as of the date of adoption. Prior period operating results will not be restated. The Company estimates the adoption of SFAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense of approximately $700,000 in 2006 based on the Company’s current share-based compensation plans.

In June 2005, the Emerging Issues Task Force reached consensus on EITF Issue 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 concluded that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonable assured at the date of acquisition. The Task Force also concluded that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective prospectively for leasehold improvements purchased or acquired in periods beginning after June 29, 2005. The Company’s implementation of the guidance contained in EITF 05-6 did not have an effect on its financial condition, results of operations, or liquidity in fiscal year 2005 and is not expected to have a material effect on its financial condition, results of operations, or liquidity in fiscal year 2006 and beyond.

2.	Acquisition of NKF Electronics

On March 8, 2005, Optelecom-NKF, Inc. (the “Company”) completed the acquisition of NKF Electronics, B.V. a private company with limited liability, incorporated in the Netherlands (“NKF”), pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”) by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands (“Draka”), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, a direct wholly-owned subsidiary of Draka (“Vastgoed” together with Draka — the “Sellers”). NKF, which is included exclusively in the Communication Products segment, focuses on business opportunities in the worldwide optical communication equipment marketplace. The acquisition was undertaken to give the Company a strong position in this market through expanded and diversified revenue streams, enhanced research and development capabilities, and a more extensive sales and service organization, addressing the world-wide marketplace for the products of both companies.

Pursuant to the Purchase Agreement, the Company acquired from the Sellers and the Sellers sold, all of the outstanding stock of NKF for the following consideration (the “Acquisition Consideration”): (a) $9,152,870 in cash; (b) $5,454,210 paid in cash to retire NKF’s inter-company debt owed to the Seller; and (c) a Euro denominated Subordinated Promissory Note in the principal amount of $12,007,800 (9,000,000 euros), less $2,213,438, which represents the final purchase price adjustment in accordance with the terms and conditions of the Purchase Agreement, and (d) closing costs of $2,028,059. The amount of consideration was determined on the basis of arm’s length negotiations between the Company and the Seller. The results from NKF operations have been consolidated since its acquisition on March 8, 2005.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the net assets acquired, including identified intangible assets and goodwill. The following table summarizes the total purchase price and estimated fair values of the assets acquired and liabilities assumed.

Cash paid at closing to Seller	$14,607,080
Note tendered at closing to Seller, net of purchase price adjustments	9,794,362
Direct acquisition costs	2,028,059

Total purchase price	$26,429,501

Fair value of identified assets acquired and liabilities assumed:
Cash	$367,848
Accounts receivable, net	4,176,080
Inventory	2,707,358
Other current assets	170,777
Fixed assets	1,109,467
Intangible assets	9,511,512
Goodwill	13,921,322
Total Assets Acquired	31,964,364

Liabilities assumed	(2,788,722)
Deferred tax liability	(3,019,080)

Net Assets Acquired	$26,429,501

The changes in goodwill and intangibles from the date of acquisition to December 31, 2005, result from foreign exchange fluctuations and a refinement of the purchase price allocation. Goodwill is not expected to be tax deductible and is allocated entirely to the Communication Products segment. The acquired intangible assets were as follows:

	Estimated Fair	Weighted Average
	Value	Amortization Period (Year)

Customer Relationships	$7,071,260	11
Employment Agreement	305,532	3
Total Intangibles subject to amortization	7,376,792	10.7
Tradename and trademark — not subject to amortization	2,134,720	N/A
Total	$9,511,512	10.7

The Customer Relationship and Employment agreement intangibles had $547,335 and $76,370 of accumulated amortization, respectively, at December 31, 2005 resulting in total amortization expense of $623,705. Estimated future aggregate annual amortization expense for intangible assets is as follows:

Year	Amount

2006	$744,685
2007	744,685
2008	659,815
2009	642,841
2010	642,841
Thereafter	3,318,220

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

Unaudited pro forma results of operations are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the years ended December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004

Proforma revenues ($000’s)	$36,599	$38,430
Proforma net income ($000’s)	2,924	3,501
Proforma earnings per share — basic	0.89	1.11
Proforma earning per share — diluted	0.87	1.07

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

3.	ACCOUNTS AND CONTRACTS RECEIVABLE

Accounts and contracts receivable consisted of the following at December 31:

	2005	2004

Accounts and contracts receivable	$7,285,842	$3,158,782
Less: Allowance for doubtful accounts	(554,469)	(143,194)

	$6,731,373	$3,015,588

4.	INVENTORIES

Inventories consisted of the following at December 31:

	2005	2004

Production materials	$2,573,578	$1,604,605
Work in process	498,885	192,145
Finished goods	1,574,360	1,164,264
Allowance for obsolescence	(434,171)	(93,132)

Net	$4,212,652	$2,867,882

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2005	2004

Laboratory equipment	$3,216,911	$2,133,285
Office equipment	2,285,767	2,092,922
Furniture and fixtures	204,054	90,083
Leasehold improvements	1,309,660	526,890
Computer hardware and software	1,000,439	402,286

	8,016,831	5,245,466
Less accumulated depreciation and amortization	(5,338,966)	(3,375,427)

Net property and equipment	$2,677,865	$1,870,039

Assets under capital leases are included in the above categories and consisted of the following:

	2005	2004

Laboratory equipment	$85,171	$85,171
Office equipment	268,447	52,389

	353,618	137,560
Less accumulated amortization	(124,979)	(101,912)

Net assets under capital leases	$228,639	$35,648

Depreciation expense was $735,314, $430,180 and $332,822 for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	INCOME TAXES

The components of income before income taxes consisted of the following for the years ended December 31:

	2005	2004	2003

U.S. Operations	$(609,691)	$2,111,653	$1,621,094
Non-U.S. Operations	4,129,219	178,637	340,895

	$3,519,528	$2,290,290	$1,961,989

The components of the expense (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

Current Expense (Benefit)	2005	2004	2003

U.S. Operations	$(2,850)	$29,299	$27,153
Non-U.S. Operations	1,568,421	—	—

	$1,565,571	$29,299	$27,153

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

Deferred Expense (Benefit)	2005	2004	2003

U.S. Operations	$(322,873)	$605,189	$(1,324,455)
Non-U.S. Operations	(405,085)	61,190	(293,975)

	$(727,958)	$666,379	$(1,618,430)

Total	$837,613	$695,678	$(1,591,277)

The difference between the federal income tax expense (benefit) and the amount computed applying the statutory federal income tax rate are summarized as follows for the years ended December 31:

	2005	2004	2003

United States Federal tax at statutory rates	34.0%	34.0%	34.0%
(Reduction) increase of taxes:
State taxes, net of federal benefit	(0.3)	3.3	1.9
Valuation allowance related to net deferred tax assets	—	—	(116.8)
Foreign rate differential	(2.7)	—	—
Business tax credits	(2.0)	(6.9)	—
Change in tax rates	(4.8)	—	—
Other	(0.4)	(0.1)	(0.2)

Effective income tax rate	23.80%	30.3%	(81.1)%

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows:

	2005	2004

Gross deferred tax assets:
Excess book depreciation	$3,761	$—
Inventory	207,944	142,346
Accrued vacation	69,731	76,611
Deferral of rent expense	82,162	68,304
Bad debt reserve	125,338	51,507
Tax credits	546,213	484,830
Other	153,666	73,587
Net operating loss — non-US	170,495	140,743
Net operating loss	672,649	338,008

Deferred tax assets	2,031,959	1,375,936
Gross deferred tax liabilities:
Intangibles	(2,314,587)	—
Excess tax depreciation	(190,762)	(134,394)
Unrealized exchange gain	(402,923)	—
Other	(67,347)	(67,095)

Deferred tax liabilities	(2,975,619)	(201,489)

Net deferred tax assets (liabilities)	$(943,660)	$1,174,447

As of December 31, 2005, the Company had tax effected net operating loss and business tax credit carryforwards of approximately $673,000 and $494,000, respectively, for US income tax purposes. These carryforwards begin to expire in the year 2020. The Company also had tax credit carryforwards available for alternative minimum tax purposes of approximately $52,000, which do not expire. The use of these net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change of ownership as determined by the Internal Revenue Service. The effects of potential ownership changes, if any, have not been analyzed by the Company. Additionally, as of December 31, 2004, the Company had tax affected net operating loss carryforwards in jurisdictions outside the United States of approximately $157,000, which carry forward indefinitely.

In evaluating the Company’s ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. Based on the weight of the positive and negative evidence and the information available, the Company believes that it is more likely than not that its deferred tax assets will be realized.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

7.	LONG TERM NOTES PAYABLE

Notes payable consist of the following:

	December 31,	December 31,
	2005	2004

Senior term facility with a bank due February 2009	$8,624,848	$—
Subordinated note due March 2010	8,694,680	—
Other	67,500	90,000

	17,387,028	90,000
Less Current Portion	(1,592,978)	(45,000)

	$15,794,050	$45,000

As described above, on March 8, 2005, the Company completed the acquisition of NKF Electronics B.V. pursuant to the terms and conditions of the Share Purchase Agreement. The purchase price for the acquisition following the final purchase price adjustment, was approximately 18.3 million Euros ($24.4 million USD), which consisted of a cash payment of 11 million Euros ($14.6 million USD) and a 6% subordinated note issued by the Company to Draka for the remainder.

The cash portion of the purchase price was funded by a $14.6 million senior term facility provided by a Bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%. The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA. As of December 31, 2005, the interest rate on this facility was 7.59%. The term loans are subject to a seventy two month amortization which is payable over four years via a balloon payment in month 48. Principal and interest are payable on a monthly basis. The Company made approximately $5.8 million USD payments on this loan during 2005.

The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

Subordinated note at date of acquisition	$12,007,800
Impact of change in the exchange rate during 2005	(1,099,682)
Adjustment to acquisition consideration based on the Share Purchase Agreement	(2,213,438)

Subordinated note balance at December 31, 2005	$8,694,680

Under its current banking facility, the Company has the ability to borrow up to $5.0 million under its existing bank line-of-credit as of December 31, 2005, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD. The borrowing base under the facility is equal to between 60% — 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75% depending on the Company’s leverage position. As of December 31, 2005, the Company had no borrowings outstanding on its bank line-of-credit.

The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was in compliance with all of these covenants at December 31, 2005.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

The Company took delivery of capital equipment for its manufacturing operations in March 2003 and incurred a promissory note with the vendor. The note principal was $180,000 and is payable in semi-annual installments of $22,500 beginning June 2003 through December 2006, with interest payable at the rate of 4.40%.

Schedule maturities on Long Term Bank Notes Payable are as follows for each of the next five years:

Year Ended December 31:

2006	$1,592,978
2007	1,525,478
2008	1,525,478
2009	4,048,414
2010	8,694,680

$17,387,028

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases — In March 2003, the Company began to occupy its corporate office and manufacturing facility located in Germantown, Maryland. As an inducement to enter this operating lease, the Company received certain incentives such as rent abatement. Additionally, the lease provides for scheduled rent increases. These lease incentives are being amortized over the lease period. Rent expense is being recognized on a straight-line basis.

NKF has leases for office and sales facilities located in the Netherlands which expires in March 2015, in France which expires in March 2006 and in Spain which expires in April 2007. Optelecom Europe, Ltd. has leases for office and sales facilities, which expire in June, 2006.

As of December 31, 2005, future net minimum rental payments required under capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year Ended December 31:	Operating	Capital	Total

2006	$1,099,683	$86,160	$1,185,843
2007	1,041,183	$79,160	1,120,343
2008	1,025,125	$46,253	1,071,378
2009	1,016,967	—	1,016,967
2010	1,006,308	—	1,006,308
Thereafter	3,478,593	—	3,478,593

Gross Payments	8,667,859	211,573	8,879,432
Less Amounts Representing Interest	—	23,672	23,672
Net Minimum Rental Payments	$8,667,859	$187,901	8,855,760

Rent expense was $994,771, $466,996 and $488,697 in 2005, 2004 and 2003, respectively.

Legal Proceedings — From time to time, Optelecom-NKF is involved in legal proceedings and litigation arising in the ordinary course of business. On August 2, 2005, a legal action was filed in the Circuit Court for Montgomery County, Maryland, by a registered securities broker against Optelecom and Richard Alpert, its investor relations consultant. The lawsuit arose out of allegedly libelous statements made in connection with a complaint for violations filed at the direction of Optelecom-NKF against the securities dealer with the National Association of Securities Dealers (“NASD”). The plaintiff was seeking $10,000,000 in consequential and punitive damages. Optelecom-NKF vigorously defended the lawsuit. On March 6, 2006 a Motion to Dismiss was granted in favor of Optelecom-NKF dismissing the entire action. The applicable appeal period for the Order granting the

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

Motion to Dismiss has not yet expired. It is the opinion of the Company’s corporate counsel that the lawsuit is frivolous and without legal basis in fact or law. Management has been informed that the chances of a verdict adverse to its interests are minimal and that this legal action should not have any material adverse effect on its business, financial condition or results of operations.

9.	STOCKHOLDERS’ EQUITY

Common Stock — During 2005 and 2004, proceeds from the exercise of stock options for the purchase of 83,199 and 52,545 shares of common stock were $453,327 and $190,680, respectively.

Stock Purchase Plan — The Company’s Stock Purchase Plan, administered by the Stock Compensation Committee, is intended to give employees a convenient means of purchasing shares of Common Stock through payroll deductions. Each participating employee’s contributions will be used to purchase shares for the employee’s share account as promptly as practicable after each calendar quarter. The cost per share will be 15% of the lower of the closing price of the Company’s Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) on the first or the last day of the calendar quarter. The Company has reserved 200,000 shares of Common Stock for issuance under the Stock Purchase Plan. As of December 31, 2005, 68,804 shares have been issued under the Stock Purchase Plan.

Sales of Unregistered Securities — On March 8, 2005, Optelecom, Inc. (the “Company”) completed the acquisition of NKF Electronics, B.V. a private company with limited liability, incorporated in the Netherlands (“NKF”), pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”) by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands (“Draka”), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, and a direct wholly-owned subsidiary of Draka (“Vastgoed” and together with Draka — the “Sellers”). Pursuant to the Purchase Agreement, the Company acquired from the Sellers and the Sellers sold, all of the outstanding stock of NKF for the following consideration: (a) Six Million Nine Hundred Twelve Thousand Euro ($9.2 million USD) paid in cash; (b) Four Million Eighty Eight Thousand Euro ($5.4 million USD ) paid in cash to retire NKF’s intercompany debt owed to Draka; and (c) a Subordinated Promissory Note in the principal amount of Seven Million Three Hundred Forty One Thousand Euro ($9.8 million USD) (the “Subordinated Note”). The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.

Pursuant to the terms of the Subordinate Note, in lieu of making cash payments for interest due under the Subordinated Note, the Company, at its election, may issue shares of its common stock to Draka, provided the shares are issued one year prior to the date the applicable interest payment is due. On March 8, 2005, the Company issued 26,427 shares of its common stock to Draka in lieu of making a One Hundred Sixty Two Thousand Euro ($213,626 USD) interest payment on the first anniversary of the Subordinated Note. These shares were issued in a private sale to an accredited investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Director’s Stock Compensation — Each non-employee Director receives stock options to purchase 1,000 shares of common stock for each board meeting attended either in person or by telephone. Additionally, each non-employee Director is granted 1,000 shares of restricted common stock at the closing price on the date of the annual shareholders’ meeting. The Company issued 4,000, 4,000, and 2,000 shares of common stock to directors in 2005, 2004 and 2003, respectively.

Stock Options — The 2000 Nonqualified Employee Stock Option Plan was terminated and rolled into the 2002 Incentive Stock Option Plan. The Company issued 23,400 options under the 2000 Plan. The exercise price of each option was the fair market value of the stock at the grant date. Options are exercisable after one year from the date of

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

grant and in equal increments over four years. Options expire five years from the date of grant and, in most cases, upon termination of employment.

The 2002 Incentive Stock Option Plan provides for up to 776,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to the Company. There were 339,181 options available for future grant at December 31, 2005. The exercise price of each option is the fair market value of the stock at the grant date. Options are 25% exercisable at the grant date, 75% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.

A summary of stock option activity for the Non-qualified Employee and Incentive Stock Option Plans during the years ended December 31 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	287,076	$6.81	187,550	$4.51	164,938	$3.72
Granted	174,972	9.58	138,091	9.35	103,851	5.30
Exercised	(73,945)	5.56	(33,295)	3.74	(72,764)	3.73
Canceled	(6,637)	10.08	(612)	2.93	(8,475)	5.45

Outstanding, end of year	381,466	$8.27	291,734	$6.89	187,550	$4.51

Exercisable options, December 31	215,518	$7.40	148,786	$5.86	72,915	$4.31

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
	Number	Remaining	Average	Number	Exercise
Range of Exercise Price	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$1.44 to $8.99	93,350	1.83	$4.34	88,775	$4.33
$9.05 to $9..05	104,373	4.02	9.05	24,188	9.05
$9.15 to $9.17	700	3.82	9.16	525	9.16
$9.19 and above	183,043	3.54	9.83	102,030	9.66

	381,466	3.25	$8.27	215,518	$7.40

The 2001 Nonqualified Director Stock Option Plan provides for up to 84,000 shares available for grant. Under this plan, each non-employee director who attends a Board of Directors meeting is granted an option to purchase 1,000 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter. There were 0 options available for future grant at December 31, 2005.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

A summary of stock option activity for the Non-qualified Director Plan during the year ended December 31 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	70,250	$8.65	55,500	$6.14	91,250	$3.85
Granted	28,000	10.68	34,000	9.78	15,500	9.81
Exercised	(9,000)	4.38	(19,250)	3.43	(51,250)	3.18
Canceled	(5,250)	14.65	—	—	—	—

Outstanding, end of year	84,000	$9.41	70,250	$8.65	55,500	$6.14

Exercisable options, December 31	84,000	$9.41	70,250	$8.65	55,500	$6.14

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
	Number	Remaining	Average	Number	Exercise
Range of Exercise Price	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$2.41 to $8.72	24,000	2.71	$6.15	24,000	$6.15
$8.81 to $10.00	22,000	3.77	9.43	22,000	9.43
$10.20 to $10.79	21,000	3.61	10.40	21,000	10.40
$10.82 and above	17,000	3.79	12.73	17,000	12.73

	84,000	3.43	$9.41	84,000	$9.41

10.	EMPLOYEE BENEFIT PLANS

The Company has a noncontributory Profit-Sharing Retirement Plan covering substantially all employees. Vesting occurs over a period of four years from the date of entry into the plan (date of employment). Under the plan, the Company’s contribution is determined annually by the Board of Directors and is funded as accrued. There was no profit-sharing expense for 2005, 2004, and 2003.

The Company also has a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company’s full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $118,572, $111,241 and $84,318 in 2005, 2004 and 2003, respectively.

11.	BUSINESS SEGMENT INFORMATION

Description of the Types of Products from which each Segment Derives its Revenues

The Company’s product and services are categorized into two operating segments: the Communication Products Division which develops, manufactures, and sells optical fiber-based data communication equipment to both commercial and government clients, and the Electro-Optics Division which is focused on Interferometric Fiber Optic Gyro coils. During 2003 management decided to combine the Copper Products unit and the Optical Products unit into the Communication Products Division in order to manage the business more effectively. The financial results for these operating segments have been prepared on a basis that is consistent with the manner in which NKF

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.

Measurement of Segment Profit of Loss and Segment Assets

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. There were no Inter-segment sales.

Factors Management Used to Identify the Company’s Reportable Segments

The Company’s reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies. The following table summarizes revenues, depreciation and amortization, operating income, total assets, and capital expenditures by business segment for fiscal 2005, 2004, and 2003:

	Year Ended December 31, 2005
	Communication	Electro-
	Products Division	Optics Division	Total

Revenues	$32,895,781	$969,529	$33,865,310
Depreciation and amortization	1,359,019	0	1,359,019
Income from operations	4,440,996	153,146	4,594,14,2
Assets	38,637,707	230,200	39,266,907
Capital expenditures	606,540	0	606,540

	Year Ended December 31, 2004
	Communication	Electro-
	Products Division	Optics Division	Total

Revenues	$17,952,579	1,442,568	$19,395,147
Depreciation and amortization	430,180	—	430,180
Income from operations	1,930,645	339,330	2,269,975
Assets	12,157,605	208,804	12,366,409
Capital expenditures	948,363	—	948,363

	Year Ended December 31, 2003
		Electro-
	Communication	Optics
	Products Division	Division	Total

Revenues	$15,327,411	$1,792,247	$17,119,658
Depreciation and amortization	332,822	—	332,822
Income from operations	1,427,838	544,497	1,972,335
Assets	10,125,473	306,424	10,431,897
Capital expenditures	1,160,205	—	1,160,205

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

Reconciliation of operating profit by segment to net income before benefit (provision) for income taxes:

	2005	2004	2003

Operating income (loss) by segment	$4,594,142	$2,269,975	$1,972,335
Interest expense — line of credit	—	—	(11,483)
Interest expense — long term notes	(1,112,401)	(5,445)	(3,465)
Other income (expense)	37,787	25,760	4,602

Total other income (expense)	(1,074,614)	20,315	(10,346)
Income (loss) before provision for income taxes	$3,519,528	$2,290,290	$1,961,989

The Company is engaged primarily in the development, manufacturer, and sale of optical fiber communications products and laser systems. Revenue represents shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.

Significant Customers and Foreign Exports

The Company conducts most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 2005, five commercial customers accounted for a total of 16% of sales with no one customer accounting for more than 10% of sales. In 2004, five commercial customers accounted for a total of 21% of sales with no one customer accounting for more than 10% of sales. In 2003, five commercial customers accounted for a total of 21% of sales with no one customer accounting for more than 10% of sales

Information regarding the Company’s domestic and foreign operations as follows (in 000’s):

	2005		2004		2003
		Long Lived		Long Lived		Long Lived
	Sales	Assets	Sales	Assets	Sales	Assets

United States	$14,913	$2,319	$16,707	$2,260	$13,606	$2,118
Netherlands	14,122	21,049	—	—	—	—
Spain	1,828	33	—	—	—	—
United Kingdom	2,338	2	2,688	17	3,514	20
Other	664	17	—	—	—	—

	$33,865	$23,416	$19,395	$2,277	$17,120	$2,138

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 — (Continued)

12.	QUARTERLY INFORMATION (UNAUDITED)

The following unaudited information sets forth our results of operations on a quarterly basis for the two years ended December 31, 2005 and 2004:

	March 31	June 30	September 30	December 31
	(Amounts in thousands except per share data)

2005:
Revenues, net	$5,487	$9,018	$9,359	$10,002
Gross profit	3,001	5,475	5,525	6,370
Operating income	310	1,025	1,449	1,810
Net income	151	488	774	1,269
Earnings per share — basic	$0.05	$0.15	$0.24	$0.38
Earnings per share — diluted	$0.05	$0.15	$0.23	$0.37
2004:
Revenues, net	$4,180	$4,265	$5,530	$5,420
Gross profit	2,411	2,433	3,143	3,141
Operating income	441	449	755	625
Net income	303	303	569	420
Earnings per share — basic	$0.10	$0.10	$0.18	$0.13
Earnings per share — diluted	$0.09	$0.09	$0.17	$0.13

Item 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s senior management to allow timely decisions regarding required disclosure.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item regarding directors and executive officers is set forth in the Company’s Proxy Statement for the 2005 Annual Meeting in the Sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors and employees including, our principal executive officer and principal financial officer and all of our employees performing financial and accounting functions. Our Code of Ethics will be posted to our website www.optelecom-nkf.com under the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.

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

None

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2005 Annual Meeting in the Section entitled “Selection of the Auditor” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Description

The following documents are filed as a part of this report:
(1)	All financial statements;
The consolidated financial statements of the Company and its subsidiaries on pages 23 through 26 hereof, and the reports thereon of Grant Thornton LLP appearing on page 22 hereof.
(2)	Financial Statement Schedule
Schedule II for the years ended December 31, 2005, 2004 and 2003 and the report thereon of Grant Thornton LLP appearing on page 22 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.
(3)	Exhibits
	2.1	Share Purchase Agreement dated March 8, 2005, by and among Optelecom, Inc., NKF Electronics B.V., Draka Holding, N.V. and NKF Vastgoed B.V. (incorporated by reference from Form 8-K filed March 11, 2005)
	3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)
	3.2	By-Laws (Incorporated by reference from Form 10-K filed March 31, 1998)
	10.1	Employment Agreement — Edmund Ludwig
	10.2	Employment Agreement — James Armstrong
	10.3	Employment Agreement — Thomas Overwijn
	10.4	Subordinated Promissory Note dated March 8, 2005 (incorporated by reference from 8-K filed March 11, 2005)
	10.5	Financing and Security Agreement date March 8, 2005 by and among Optelecom, Europe Limited, NKF B.V., and Inc., Optelecom UK Electronics I bena Manufacturers and Limited, Optelecom S.L., NKF Traders Trust Electronics, Company (incorporated by reference from 8-K filed March 11, 2005).
	21	List of Subsidiaries
	23.1	Consent of Grant Thornton LLP — Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTELECOM-NKF, INC.

By:	/s/ Edmund Ludwig
Edmund Ludwig
Director and President and CEO

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM-NKF, INC.

By	/s/ Edmund Ludwig Edmund Ludwig Director and President and CEO	Date: March 30, 2006

By	/s/ James Armstrong James Armstrong Executive VP, CFO, Chief Operating Officer North American Operations	Date: March 30, 2006

By	/s/ Thomas Overwijn Thomas Overwijn Executive VP, Chief Operating Officer European Operations	Date: March 30, 2006

By	/s/ Carl Rubbo, Jr Carl Rubbo, Jr. Director	Date: March 30, 2006

By	/s/ David R. Lipinski David R. Lipinski Director	Date: March 30, 2006

By	/s/ Robert Urso Robert Urso Director	Date: March 30, 2006

By	/s/ Walter R. Fatzinger, Jr. Walter R. Fatzinger, Jr. Director	Date: March 30, 2006

SCHEDULE II

OPTELECOM-NKF, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance
	at	Charges to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period

Year Ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$93,132	$341,039	$—	$434,171
Allowance for uncollectible accounts receivable	143,194	411,275	—	554,469
Year Ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$279,991	$120,079	$(306,938)[1]	$93,132
Allowance for uncollectible accounts receivable	102,084	41,110	—	143,194
Year Ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	303,996	266,412	(290,417)[1]	279,991
Allowance for uncollectible accounts receivable	156,439	77,350	(131,705)[2]	102,084
Valuation allowance for deferred tax assets	1,449,630	—	(1,449,630)[3]	—

1 Represents the disposal of obsolete inventory
2 Represents actual write-off of uncollectible accounts
3 Represents the release of the valuation account against the deferred tax asset