Form 10-Q
period 2006-03-31
Optelecom-NKF, Inc.
filed 2006-05-15
CIK 275858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At May 9, 2006, the registrant had outstanding 3,479,574 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OPTELECOM-NKF, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 and DECEMBER 31, 2005
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,618,728	$3,046,353
Accounts and contracts receivable, net of allowance for doubtful accounts of $560,050 and $554,469	7,930,772	6,731,373
Inventories, net	4,322,521	4,212,652
Deferred tax asset—current	516,079	820,830
Prepaid expenses and other current assets	718,501	640,050

Total current assets	16,106,601	15,451,258

Property and equipment, at cost less accumulated depreciation of $5,580,630 and $5,338,966	2,557,724	2,677,865
Deferred tax asset—non-current	939,888	589,010
Intangible assets, net of accumulated amortization of $680,182 and $623,705	7,983,140	7,719,737
Goodwill	12,463,388	12,430,037
Other assets	134,415	—

TOTAL ASSETS	$40,185,156	$38,867,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,219,000	$2,235,665
Accrued payroll	1,714,215	1,616,988
Commissions payable	275,990	539,352
Current portion of capitalized leases	72,021	72,021
Current portion of notes payable	1,570,478	1,592,978
Accrued warranty reserve	350,543	308,570
Taxes Payable	710,161	568,147
Other current liabilities	1,009,063	1,393,945

Total current liabilities	7,921,471	8,327,666

Notes payable	15,389,368	15,794,050
Deferred tax liability	2,349,723	2,353,500
Capitalized leases	96,705	115,880
Other liabilities	650,759	523,118

Total liabilities	26,408,026	27,114,214

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,423,468 and 3,301,414 shares as of March 31, 2006 and December 31, 2005, respectively	102,704	99,042
Additional paid-in capital	13,406,237	12,255,978
Accumulated other comprehensive loss	(1,513,023)	(1,818,350)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Retained earnings	3,046,259	2,482,070

Total stockholders’ equity	13,777,130	11,753,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,185,156	$38,867,907

     See notes to unaudited condensed consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2006	2005
Revenues	$9,515,447	$5,486,914
Cost of goods sold	3,864,403	2,486,247

Gross profit	5,651,044	3,000,667

Operating expenses:
Engineering	1,113,199	564,215
Selling and marketing	1,911,820	1,032,321
General and administrative	1,360,780	1,093,970
Amortization of intangibles	96,485	—

Total operating expenses	4,482,284	2,690,506

Income from operations	1,168,760	310,161
Other income (expense), net	(305,458)	(90,815)

Income before income taxes	863,302	219,346
Provision for income taxes	299,113	68,538

Net income	$564,189	$150,808

Basic earnings per share	$0.17	$0.05

Diluted earnings per share	$0.16	$0.05

Weighted average common shares outstanding—basic	3,339,784	3,193,575

Weighted average common shares outstanding—diluted	3,543,450	3,282,336

Net income	$564,189	$150,808
Foreign currency translation	305,327	(37,643)

Comprehensive income	$869,516	$113,165

     See notes to unaudited condensed consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$564,189	$150,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,463	144,766
Accounts receivable provision	(5,581)	(357)
Change in allowance for inventory obsolescence reserve	(43,974)	20,628
Stock based compensation	184,843	8,025
Deferred rent	6,752	10,334
Deferred tax asset	(48,595)	(93,732)
Change in assets and liabilities:
Accounts and contracts receivable	(1,126,895)	411,931
Inventories	(122,642)	(14,849)
Prepaid expenses and other current assets	(72,452)	(191,656)
Other assets	(134,415)	—
Accounts payable and accrued expenses	(255,407)	(202,481)
Other current liabilities	(137,902)	1,118,563

Net cash (used in) provided by operating activities	(930,454)	1,361,980

Cash Flows From Investing Activities:
Capital expenditures	(130,108)	(9,642)
Goodwill and intangibles	(56,990)	—
Investment in NKF	—	(16,267,291)

Net cash used in investing activities	(187,098)	(16,276,933)

Cash Flows From Financing Activities:
Borrowings on notes payable	—	14,454,534
Payments on notes payable and capital leases	(469,952)	—
Proceeds from issuance of common stock	10,576	226,134
Proceeds from exercise of stock options	958,503	91,250

Net cash provided by financing activities	499,127	14,771,918

Effect of exchange rates on cash and cash equivalents	(190,800)	(37,643)

Net decrease in cash and cash equivalents	(427,625)	(180,678)
Cash and cash equivalents—beginning of period	3,046,353	2,918,959

Cash and cash equivalents—end of period	$2,618,728	$2,738,281

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$166,262	$—

Cash paid during the period for income taxes	$208,940	$39,500

     See notes to unaudited condensed consolidated financial statements.

OPTELECOM-NKF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements, including the accounts of Optelecom-NKF, Inc. and its wholly owned subsidiaries (collectively referred to as “we”, “the Company” or the “Registrant”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal recurring nature) that are necessary for fair presentation for the periods presented. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005.
2. Acquisition of NKF Electronics
     On March 8, 2005, Optelecom-NKF, Inc. (the “Company”) completed the acquisition of NKF Electronics, B.V. a private company with limited liability, incorporated in the Netherlands (“NKF”), pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”) by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands (“Draka”), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, a direct wholly-owned subsidiary of Draka (“Vastgoed” together with Draka – the “Sellers”). NKF, which is included exclusively in the Communication Products Division(CPD), focuses on business opportunities in the worldwide optical communication equipment marketplace. The acquisition was undertaken to give the Company a strong position in this market through expanded and diversified revenue streams, enhanced research and development capabilities, and a more extensive sales and service organization, addressing the world-wide marketplace for the products of both companies.
     The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations” and has been included in the operations of the Company since the date of acquisition. Unaudited pro forma results of operations are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the three month periods ended March 31, 2005:

March 31, 2005
Proforma revenues ($000’s)	$8,220
Proforma net income ($000’s)	$25
Proforma earnings per share – basic	$0.01
Proforma earning per share – diluted	$0.01
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

3. Inventories
     Inventories consist of the following:

	March 31, 2006	December 31, 2005
Production materials	$2,761,499	$2,573,578
Work in process	467,827	498,885
Finished goods	1,483,392	1,574,360
Allowance for obsolescence	(390,197)	(434,171)

Total inventories, net	$4,322,521	$4,212,652

4. Notes Payable
     Notes payable consist of the following:

	March 31, 2006	December 31, 2005
Senior term facility with a bank due February 2009	$8,049,854	$8,624,848
Subordinated note due March 2010	8,864,992	8,694,680
Other	45,000	67,500

	$16,959,846	$17,387,028
Less: Current portion	(1,570,478)	(1,592,978)
Total notes payable	15,389,368	15,794,050

     As described above, on March 8, 2005, the Company completed the acquisition of NKF, pursuant to the terms and conditions of the Purchase Agreement. The purchase price for the acquisition, following the final purchase price adjustment, was approximately 18.3 million Euros ($24.4 million USD), which consists of a cash payment of 11 million Euros ($14.5 million USD) and a 6% subordinated note for the remainder.
     The cash portion of the purchase price was funded by a $14.6 million USD senior term facility provided by a Bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%. The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA. As of March 31, 2006, the interest rate on this facility was 7.94%. The term loans are subject to a seventy two month amortization which is payable over four years with a balloon payment due in month 48. Principal and interest are payable on a monthly basis.
     The subordinated note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.
     As of March 31, 2006, the Company has a bank revolving line-of-credit provided under its current banking facility. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5 million USD. The Company’s borrowing base under the facility is equal to between 60% — 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.
     The revolving line-of-credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position. As of March 31, 2006, the Company had no borrowings outstanding on its bank line-of-credit.
     The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a maximum tangible net worth ratio. The Company was in compliance with all of these covenants at March 31, 2006.

5. Earnings Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options and warrants, provided they are not antidilutive. The following is a reconciliation of the basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Basic Earnings per Share:
Net income	$564,189	$150,808

Weighted average common shares — basic	3,339,784	3,193,575

Basic earnings per share	$0.17	$0.05

Diluted Earnings per Share:
Net income	$564,189	$150,808

Weighted average common shares — basic	3,339,784	3,193,575
Assumed conversion of:
Stock options	203,666	88,761

Weighted average common shares — diluted	3,543,450	3,282,336

Diluted earnings per share	$0.16	$0.05

6. Share-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, thereby recognizing compensation costs in its operating results for the three months ended March 31, 2006 for all awards granted after January 1, 2006 and for all existing awards for which the requisite service was not rendered as January 1, 2006. In accordance with the modified prospective transition method, the Company’s prior period operating results have not been restated to reflect the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $174,443 or $0.05 for both basic and diluted earnings per share. As of March 31, 2006, total unamortized compensation expense related to non-vested share-based compensation was $779,037 and is expected to be recognized over a weighted period of three years.
     Prior to the adoption of SFAS 123R, the Company accounted for share-based awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, which provided that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s operating results because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the Company provided pro forma information regarding net earnings and net earnings per share as if compensation costs for the Company’s share-based awards had been determined in accordance with the fair value method prescribed therein.

     The following table illustrates the effect on net income and net earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended March 31, 2005:

Three Months
Ended March 31,
2005
Net income, as reported	$150,808
Less: Stock-based employee compensation costs, net of income tax, as if fair value method had been applied	(249,174)

Net loss, pro forma	$(98,366)

Net earnings (loss) per share:
Basic, as reported	$0.05
Basic, pro-forma	$(0.03)

Diluted, as reported	$0.05
Diluted, pro-forma	$(0.03)
Stock Option Plans
     The 2002 Incentive Stock Option Plan provides for up to 776,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees and consultants to the Company. There were 293,205 options available for future grant at March 31, 2006. The exercise price of each option is the fair market value of the stock at the grant date. Options are 25% exercisable at the grant date, 75% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.
     A summary of stock option activity for the Incentive Stock Option Plan during the three months ended March 31, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, January 1	381,766	$8.27	301,326	$6.88
Granted	48,376	14.09	109,972	9.05
Exercised	(103,033)	8.26	(18,825)	4.85
Canceled	(2,150)	5.35	(8,775)	13.07

Outstanding, March 31	324,959	$9.16	383,698	$7.46

Exercisable options, March 31	211,950	$8.03	252,017	$6.76

     The following table summarizes information about stock options outstanding at March 31, 2006 under this plan:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise price	outstanding	life in years	price	exercisable	price
$1.44 to $8.99	66,400	1.56	$4.13	65,125	$4.09
$9.05 to $9.05	74,041	3.77	9.05	49,817	9.05
$9.15 to $9.17	475	3.51	9.15	300	9.15
$9.19 and above	184,043	3.78	11.02	96,708	10.15

	324,959	3.32	$9.16	211,950	$8.03

     The 2001 Nonqualified Director Stock Option Plan provides for up to 88,000 shares available for grant. Under this plan, each non-employee director who attends a Board of Directors meeting is granted an option to purchase 1,000 shares of common stock at fair market value on the date of such Board meeting. The options are exercisable upon grant and expire five years thereafter. There were no options available for future grant at March 31, 2006.
     A summary of stock option activity for the Nonqualified Director Stock Option Plan during the three months ended March 31, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, January 1	84,000	$9.41	56,000	$8.77
Granted	4,000	19.24	8,000	8.56
Exercised	(18,077)	5.94	0	0.00
Canceled	0	0.00	0	0.00

Outstanding, March 31	69,923	$10.87	64,000	$8.74

Exercisable options, March 31	69,923	$10.87	64,000	$8.74

     The following table summarizes information about stock options outstanding at March 31, 2006 under this plan:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise price	outstanding	life in years	price	exercisable	price
$2.41 to $8.72	9,500	3.66	$8.57	9,500	$8.57
$8.81 to $10.00	21,000	3.60	9.42	21,000	9.42
$10.20 to $10.82	22,000	3.36	10.44	22,000	10.44
$11.50 and above	17,423	4.06	14.40	17,423	14.40

	69,923	3.65	$10.87	69,923	$10.87

     The weighted average fair value of stock options granted under these plans during the three months ended March 31, 2006 and 2005 was $15.19 and $9.02, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $1.6 million and $88.8 thousand, respectively.

7. Income Taxes
     During the three months ended March 31, 2006, stock options for the purchase of 121,110 shares of common stock were exercised. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price of $1,376,000. In accordance with SFAS 123(R) the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce their income tax liability. As such the Company has not recorded a deferred tax asset of $504,000 related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.
8. Business Unit Information
     The Company manages its operations in two segments: the Communication Products Division (CPD) which develops, manufactures and sells optical fiber-based data communications equipment to both commercial and government customers; and the Electro-Optics (EO) Technology Unit which is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers. Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.

	Quarter Ended March 31, 2006
	Communication	Electro -Optics
	Products	Technology
	Division	Unit	Total
Revenues	$9,350,871	$164,576	$9,515,447
Depreciation and amortization	250,463	—	250,463
Income (loss) from operations	1,176,293	(7,533)	1,168,760
Assets	39,954,956	230,200	40,185,156
Capital expenditures	130,108	—	130,108

	Quarter Ended March 31, 2005
	Communication	Electro -Optics
	Products	Technology
	Division	Unit	Total
Revenues	$5,279,871	$207,043	$5,486,914
Depreciation and amortization	144,766	—	144,766
Income from operations	343,032	(32,871)	310,161
Assets	39,581,782	143,644	39,725,426
Capital expenditures	36,426	—	36,426

     Information regarding the Company’s domestic and foreign operations as follows (in 000’s):

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
		Long Lived		Long Lived
	Revenues	Assets	Revenues	Assets
United States	$2,912	$3,207	$2,379	$2,201
Netherlands	789	21,459	391	20,521
Spain	247	24	496	36
United Kingdom	1,463	2	1,190	17
Other	4,104	22	1,031	12

Total	$9,515	$24,714	$5,487	$22,787

     We believe the increase in most worldwide regions is a direct result of the synergies created through the NKF acquisition. We believe this acquisition has positioned us as a leading world-wide independent producer of fiber optic-based communications solutions for video surveillance, traffic monitoring, and business video systems, and has resulted in expanded and diversified revenue streams and a more extensive sales and service organization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The statements contained in this Quarterly Report on Form 10-Q that are not purely historical should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s business and strategies, product markets, sales, marketing, customer support and service, research and development, manufacturing, competition, backlog, employees, financial performance, revenue and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The fact that some of the risk factors may be the same or similar to the Company’s past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed in our filings are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.
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
          The Communication Products Division is focused on the development, manufacture and sale of optical fiber-based data communication equipment and IP(Internet Protocol)/Ethernet-based products to both commercial and government clients worldwide. The Electro-optics Technology unit develops and manufactures innovative optical devices under contract, primarily to government and defense industry customers.
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
          In the Electro-optics Technology unit, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. The Electro-optics unit also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems
     We design, develop, manufacture and market communications systems employing both fiber optic and IP-Ethernet based technology for traffic monitoring, security / surveillance, and business video systems. Over the past two years, we have aggressively pursued several operational objectives including: 1) the expansion of a distribution network both in the United States and abroad; 2) realization of manufacturing and process improvements; 3) development of products with advanced and unique capabilities; and 4) the comprehensive upgrade of our computer networks, operating systems and core financial, sales and manufacturing software platforms.
     Additionally, on March 8, 2005, we completed the acquisition of NKF, which effectively doubled the size of our operations and revenue. We believe this acquisition has resulted in expanded and diversified revenue streams, enhanced research and development capabilities, and a more extensive sales and service organization.

     We believe the successful execution of these initiatives along with increased demand in our core markets has enabled us to improve significantly our financial condition in the past few years, as evidenced by increasing levels of profitability and positive cash flow. We intend to continue during the remainder of 2006 to work at broadening our sales channels, sustaining gross profit margins and controlling costs.
REVENUES
     Consolidated revenues for the quarter ended March 31, 2006 of $9,515,447 were $4,028,533 or 73% higher than the first quarter of 2005. Revenue for CPD increased by $4,071,000 or 77%. $2.6 million of this increase reflects NKF’s revenue for a full quarter in 2006 versus 23 days of quarter one of 2005. The additional $1.4 million increase is the result of the expansion of our sales network and additional product line offerings. EO unit revenues decreased by $42,467 or 21% primarily as a result of a $71,322 decrease in coil winding revenues and a $28,855 increase in contract services revenues from 2005 to 2006.
Gross Profit
     Consolidated gross profit was $5,651,044 or 59% of revenues for the quarter ended March 31, 2006, compared to $3,000,667 or 55% of revenues for the first quarter of 2005. CPD’s gross profit was $5,658,577 for the first quarter of 2006, compared to $2,990,751 in the first quarter of 2005. Gross profit for CPD as a percent of revenue was 60% and 55%, respectively, for the three months ended March 31, 2006 and 2005. The increase of $2,652,738 or 89% was due primarily to higher sales levels as a result of the purchase of NKF. The gross profit of the EO unit decreased from $9,916 in the first quarter of 2005 to a loss of $7,533 in the first quarter of 2006, primarily as a result of lower coil winding revenues realized in 2006.
OPERATING EXPENSES
     Consolidated operating expenses were $4,482,284 for the quarter ended March 31, 2006 compared to $2,690,506 in 2005. This increase of $1,791,778 or 66% is primarily due to the acquisition of NKF with proportional increases in all individual components of operating expense.
     Engineering expenses increased from $564,215 in the first quarter of 2005 to $1,113,199 for the first quarter of 2006 due primarily to the increase of $517,121 in recognition of a full quarter of NKF engineering expense. Selling and marketing expenses increased from $1,032,321 in the first quarter of 2005 to $1,911,820 for the first quarter of 2006. Of the $879,499 increase over last year, NKF represented $764,272. General and administrative costs increased from $1,093,970 in the first quarter of 2005 to $1,360,780 in the first quarter of 2006. Of the $266,810 increase over prior year, the additional expenses associated with NKF’s represented $260,231. Increases in NKF expenses mentioned herein are primarily the difference between recognition of a full quarter expenses in 2006 vs twenty three days expense in the first quarter of 2005. The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.
Other Income (Expense)
Other income (expense), net for the quarters ended March 31, 2006 and 2005 consisted of net interest expense of $282,427 and $90,815, respectively. This increase is attributed to the incurrence of debt related to the acquisition of NKF in March 2005.
Financial Condition
The Company’s stockholders’ equity increased from $11.8 million at December 31, 2005 to $13.7 million at March 31, 2006 due primarily to the recording of net income, the exercise of stock options by employees, the purchase of shares pursuant to the employee stock purchase plan, and the impact of recognizing stock compensation expense for the award of stock options following the adoption of SFAS 123R.
     Other key components of the Company’s financial condition include accounts receivable, inventories, fixed assets and current liabilities. The Company’s current ratio has increased to 2.02 at March 31, 2006 compared to 1.86 at December 31, 2005. This increase is attributed to a significant decrease in other current liabilities resulting from the payment of accrued taxes and accrued commissions, and a $1.2 million increase in accounts receivable.

     Accounts receivable increased $1.2 million from $6.7 million at December 31, 2005 to $7.9 million at March 31, 2006 primarily due to booking of a large contract in the United Kingdom at the end of the first quarter.
     The inventory increase from $4.2 million at December 31, 2005 to $4.3 million at March 31, 2006 was the result of preparing for anticipated customer needs that did not materialize.
     During the first quarter of 2006 fixed asset additions were $139,000, compared to $10,000 in the first quarter of 2005. During 2006, as the Company’s profitability continued to improve over prior year levels, capital spending has increased in order to improve and expand on engineering and manufacturing capabilities. The Company does not currently have any capital asset purchase commitments.
     The Company’s current liabilities decreased $0.4 million from $8.3 million at December 31, 2005 to $7.9 million at March 31, 2006 primarily as a result of a decrease in accrued expense component of other current liabilities.
LIQUIDITY AND CAPITAL RESOURCES
     Cash used in operating activities was $930,458 for the first three months of 2006, compared to cash provided of $1.4 million in the first three months of the prior year. Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. As noted above, we increased our inventory levels in order to have items on hand to meet the delivery needs of our customers. Should this market continue to increase, we expect to continue to increase inventory levels to meet this need. While the increase in inventories was not the only item that impacted our operating cash flows, it was one significant component.
     Cash used in investing activities was $187,098 million for the first quarter of 2006 and $16.3 million for the same period of 2005. The decrease is primarily attributable to the purchase in March 2005 of NKF discussed above.
     During the first quarter of 2005, financing activities provided $14.8 million in cash compared to $499,127 provided by financing activities during the first three months of 2006. The current year decrease resulted primarily from the borrowings on bank notes and subordinated notes relating to the NKF acquisition in 2005. Additionally, there was a significant increase in the proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan.
     As of March 31, 2006, the Company has a bank revolving line-of-credit provided under its current banking facility. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5 million USD. The revolving line-of-credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position. The Company’s borrowing base under the facility is equal to between 60% — 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory. As of March 31, 2006, the Company had no borrowings outstanding on its bank line-of-credit.
     Under its banking facility, we are required to comply with certain financial ratios, including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a maximum tangible net worth ratio. The Company was in compliance with all of these covenants at March 31, 2006.
     Our future working capital needs will be financed by our operating cash flow and, if needed, use of our line-of-credit. In the event that these sources become insufficient to meet funding needs, the Company may be required to scale back or eliminate product research and development and overhead costs. Additionally, the Company would look to increase its line of credit and/or pursue equity financing. The Company’s strategy will focus on identifying new products that meet the demands of our core markets, expanding our distribution channels and implementing processes which will increase manufacturing efficiencies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2005, and Part II — Other Information Item 1A. Risk Factors herein. Our exposures to market risk have not changed materially since December 31, 2005.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     As of March 31, 2006, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Changes in internal controls
     In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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
     From time to time, the Company is involved in other legal proceedings and litigation arising in the ordinary course of business. As of the date of this report, except as described above, the Company is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 1A. Risk Factors.
Fluctuations in financial performance could harm our long-term growth strategy
     The Company has experienced and may, in the future, continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, but are not limited to, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold and timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls. Therefore, the Company’s business, financial condition, and operating results could be adversely affected if increased revenues are not achieved. If we fail to manage or anticipate our future growth effectively our business will suffer
The Company’s sales and dependence on major customers
     For the three months ended March 31, 2006, approximately 24% of our revenues were accounted for by sales to five commercial customers. This is similar to the year ended 2005 when five customers represented 16% of our revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future product generations, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect business, financial condition and operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.
Item 6. Exhibits.
2.1	Share Purchase Agreement dated March 8, 2005, by and among Optelecom, Inc., NKF Electronics B.V., Draka Holding, N.V. and NKF Vastgoed B.V. (incorporated by reference from Form 8-K filed March 11, 2005)

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)

3.2	By-Laws (Incorporated by reference from Form 10-K filed March 31, 1998)

10.1	Employment Agreement — Edmund Ludwig (Incorporated by reference from Form 10-K filed March 31, 2006)

10.2	Employment Agreement — James Armstrong (Incorporated by reference from Form 10-K filed March 31, 2006)

10.3	Employment Agreement — Thomas Overwijn (Incorporated by reference from Form 10-K filed March 31, 2006)

10.4	Subordinated Promissory Note dated March 8, 2005 (incorporated by reference from 8-K filed March 11, 2005)

10.5	Financing and Security Agreement date March 8, 2005 by and among Optelecom, Europe Limited, NKF B.V., and Inc., Optelecom UK Electronics I bena Manufacturers and Limited, Optelecom S.L., NKF Traders Trust Electronics, Company (incorporated by reference from 8-K filed March 11, 2005)

10.6	Facility lease by and among Optelecom — NKF Inc., and Guardian Realty Mgt — filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Other exhibits required by this item are incorporated by reference to the Company’s December 31, 2005 Form 10-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM-NKF, INC.

Date: May 15, 2006	/s/ Edmund Ludwig

Edmund Ludwig,
Director, President and Chief Executive Officer

Date: May 15, 2006	/s/ James Armstrong

James Armstrong,
Executive VP, CFO, Chief Operating Officer North American Operations