Form 10-Q
period 2006-06-30
Optelecom-NKF, Inc.
filed 2006-08-14
CIK 275858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated file. See definition of “accelerated file” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At August 9, 2006, the registrant had outstanding 3,494,498 shares of Common Stock, $.03 Par Value.

OPTELECOM-NKF, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTELECOM-NKF, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 and DECEMBER 31, 2005
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,520,610	$3,046,353
Accounts and contracts receivable, net of allowance for doubtful accounts of $617,297 and $554,469	7,482,923	6,731,373
Inventories, net	4,362,133	4,212,652
Deferred tax asset—current	550,168	820,830
Prepaid expenses and other current assets	721,829	640,050

Total current assets	15,637,663	15,451,258

Property and equipment, at cost less accumulated depreciation of $5,866,973 and $5,338,966, respectively	2,578,447	2,677,865
Deferred tax asset—non-current	1,275,600	589,010
Intangible assets, net of accumulated amortization of $874,726 and $623,705, respectively	8,073,382	7,719,737
Goodwill	13,002,382	12,430,037
Other Assets	139,701	—

TOTAL ASSETS	$40,707,175	$38,867,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,627,509	$2,235,665
Accrued payroll	1,172,279	1,616,988
Commissions payable	209,760	539,352
Current portion of capitalized leases	72,021	72,021
Current portion of notes payable	1,570,478	1,592,978
Accrued warranty reserve	358,855	308,570
Taxes Payable	531,835	568,147
Other current liabilities	792,791	1,393,945

Total current liabilities	7,335,528	8,327,666

Notes payable	15,159,530	15,794,050
Deferred tax liability	2,430,978	2,353,500
Capitalized leases	77,099	115,880
Other liabilities	742,665	523,118

Total liabilities	25,745,800	27,114,214

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,484,047 and 3,301,414 shares as of June 30, 2006 and December 31, 2005, respectively	104,521	99,042
Additional paid-in capital	13,834,330	12,255,978
Accumulated other comprehensive loss	(582,682)	(1,818,350)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Retained earnings	2,870,253	2,482,070

Total stockholders’ equity	14,961,375	11,753,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,707,175	$38,867,907

     See accompanying condensed notes to consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2006	2005
Revenues	$8,986,809	$9,018,154
Cost of goods sold	4,159,245	3,542,917

Gross profit	4,827,564	5,475,237

Operating expenses:
Engineering	1,198,132	946,667
Selling and marketing	2,084,526	1,969,814
General and administrative	1,355,592	1,252,882
Amortization of intangible assets	175,294	281,164

Total operating expenses	4,813,544	4,450,527

Income from operations	14,020	1,024,710
Other income (expense):	(290,980)	(326,306)

(Loss) income before income taxes	(276,960)	698,404
(Benefit) Provision for income taxes	(100,955)	210,565

Net (Loss) income	$(176,005)	$487,839

Basic earnings per share	$(0.05)	$0.15

Diluted earnings per share	$(0.05)	$0.15

Weighted average common shares outstanding—basic	3,446,140	3,236,447

Weighted average common shares outstanding—diluted	3,446,140	3,347,260

Net (loss) income	$(176,005)	$487,839
Foreign currency translation	930,341	(1,239,507)

Comprehensive income (loss)	$754,336	$(751,668)

     See accompanying condensed notes to consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2006	2005
Revenues	$18,502,255	$14,505,068
Cost of goods sold	8,023,647	6,029,164

Gross profit	10,478,608	8,475,904

Operating expenses:
Engineering	2,352,165	1,551,791
Selling and marketing	3,996,346	3,002,135
General and administrative	2,675,538	2,305,943
Amortization of intangible assets	271,779	281,164

Total operating expenses	9,295,828	7,141,033

Income from operations	1,182,780	1,334,871
Other income (expense):
Interest income (expense), net	(596,438)	(417,122)

Total other income	(596,438)	(417,122)

Income before income taxes	586,342	917,749

Provision for income taxes	198,158	279,103

Net income	$388,184	$638,646

Basic earnings per share	$0.11	$0.20

Diluted earnings per share	$0.11	$0.19

Weighted average common shares outstanding—basic	3,396,428	3,218,416

Weighted average common shares outstanding—diluted	3,594,101	3,317,785

Net income	$388,184	$638,646
Foreign currency translation	1,235,668	(1,277,150)

Comprehensive income (loss)	$1,623,852	$(638,504)

     See accompanying condensed notes to consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2006	2005
Cash Flows From Operating Activities

Net income	$388,184	$638,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	632,419	610,078
Accounts receivable provision	62,828	30,828
Change in allowance for inventory obsolescence reserve	94,295	289,162
Stock based compensation	810,808	18,508
Deferred rent	12,299	19,497
Deferred taxes	(467,437)	(739,410)
Change in assets and liabilities:
Accounts and contracts receivable	(543,386)	1,129,895
Inventories	(84,192)	477,807
Prepaid expenses and other assets	(61,725)	(186,557)
Other assets	(136,871)	—
Accounts payable and accrued expenses	(944,328)	(397,458)
Other current liabilities	(353,117)	861,470

Net cash (used in) provided by operating activities	(590,223)	2,752,466

Cash Flows From Investing Activities
Capital expenditures	(213,408)	(91,376)
Investment in NKF		(14,817,445)

Net cash used in investing activities	(213,408)	(14,908,821)

Cash Flows From Financing Activities
Borrowings on notes payable		14,454,534
Change in notes payable and capital leases	(735,440)	(1,859,394)
Proceeds from issuance of common stock	10,576	259,889
Proceeds from exercise of stock options	958,503	186,229

Net cash provided by financing activities	233,639	13,041,258

Effect of exchange rates on cash and cash equivalents	44,249	(15,388)

Net (decrease) increase in cash and cash equivalents	(525,743)	869,515
Cash and cash equivalents—beginning of period	3,046,353	2,918,959

Cash and cash equivalents—end of period	$2,520,610	$3,788,474

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$330,022	$177,556

Cash paid during the period for income taxes	$511,165	$39,500

     See accompanying condensed notes to consolidated financial statements.

OPTELECOM-NKF, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, including the accounts of Optelecom-NKF, Inc. and its wholly owned subsidiaries (collectively referred to as “we”, “the Company”, “Optelecom” or the “Registrant”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005.
NOTE B — COMPREHENSIVE INCOME
The Company’s comprehensive income was $754,336 and $1,623,852 for the three month and six month ended June 30, 2006, respectively. Comprehensive income differs from net income for the three months and six months periods due to the accumulated unrealized gain resulting from variance in the Euro to U.S. dollar exchange rate.
NOTE C — INVENTORIES
The components of inventories were:

	June 30, 2006	December 31, 2005
Production materials	$2,924,409	$2,573,578
Work in process	574,747	498,885
Finished goods	1,391,443	1,574,360
Allowance for obsolescence	(528,466)	(434,171)

Net	$4,362,133	$4,212,652

NOTE D — NOTES PAYABLE
Notes payable consist of the following:

	June 30, 2006	December 31, 2005
Senior term facility with a bank — due February 2009	$7,471,270	$8,624,848
Subordinated note — due March 2010	9,213,689	8,694,680
Other	45,000	67,500

	$16,729,959	$17,387,028
Less: Current portion	(1,570,478)	(1,592,978)

Total notes payable	$15,159,481	$15,794,050

On March 8, 2005, the Company completed the acquisition of NKF Electronics B.V., pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005. The purchase price for the acquisition, subject to final purchase price adjustment, was approximately 18.3 million Euros ($24.4 million USD), which consisted of a cash payment of 11 million Euros ($14.5 million USD) and a 6% subordinated debt issued for the remainder.
The cash portion of the purchase price was funded by a $14.6 million senior term facility provided by a bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%. The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior term facility divided by EBITDA. As of June 30, 2006, the interest rate on this facility was 8.39%. The term loans are subject to a seventy two month amortization which is payable over four years with a balloon payment due in month 48. Principal and interest are payable on a monthly basis.
The Subordinated note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.
As of June 30, 2006, the company has a bank revolving line-of-credit provided under its current banking facility. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD. The Company’s borrowing base under the facility is equal to between 60% — 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.
The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position. As of June 30, 2006, the Company had $3.8 million available and no borrowings outstanding on its bank line-of-credit.
The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a maximum tangible net worth ratio. The Company was in compliance with all of these covenants at June 30, 2006.
NOTE E — EARNINGS PER SHARE
Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding and the treasury stock computation method for stock options and warrants, provided they are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share.

	Three Months ended June 30,
	2006	2005
Basic Earnings per Share:
Net (loss) income	$(176,005)	$487,839

Weighted average common shares — basic	3,446,140	3,236,447

Basic (loss) income per share	$(0.05)	$0.15

Diluted Earnings per Share:
Net (loss) income	$(176,005)	$487,839

Weighted average common shares — basic	3,446,140	3,236,447
Assumed conversion of:
Stock options		110,813

Weighted average common shares — diluted	3,446,140	3,347,260

Diluted (loss) income per share	$(0.05)	$0.15

At June 30, 2006, common stock equivalents for 172,974 shares were not included in the above computation since they were anti-dilutive.

	Six Months ended June 30,
	2006	2005
Basic Earnings per Share:
Net Income	$388,184	$638,646

Weighted average common shares — basic	3,396,428	3,218,416

Basic income per share	$0.11	$0.20

Diluted Earnings per Share:
Net Income	$388,184	$638,646

Weighted average common shares — basic	3,396,428	3,218,416
Assumed conversion of:
Stock options	197,673	99,369

Weighted average common shares — diluted	3,594,101	3,317,785

Diluted income per share	$0.11	$0.19

NOTE F — SHARE-BASED COMPENSATION
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R is effective for our fiscal year beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R had a material impact on our result of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. Share based tax-affected compensation expense recognized under SFAS 123R for the three-month periods ending June 30, and March 31, 2006 was $268,074 and $174,443 respectively. This resulted in an $0.08 decrease in both basic and diluted earnings per share for the quarter ended June 30, 2006 and an $0.05 decrease in both basic and diluted earnings per share for the quarter ended March 31, 2006. As of June 30, 2006, total unamortized compensation expense related to non-vested share-based compensation was approximately $1.0 million and is expected to be recognized over a weighted period of three years.
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
The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the three and six months ended June 30, 2005.

	Three Months	Six Months
	Ended June 30, 2005	Ended June 30, 2005
Net income, as reported	$487,839	$638,646
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(315,093)	(564,267)

Pro-forma net income	$172,746	$74,379

Net income per share:
Basic, as reported	$0.15	$0.20

Basic, pro-forma	$0.05	$0.02

Diluted, as reported	$0.15	$0.19

Diluted, pro-forma	$0.05	$0.02

STOCK OPTION PLANS
The 2002 Incentive Stock Option Plan provides for up to 776,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees and consultants to the Company. There were 259,537 options available for future grant at June 30, 2006. The exercise price of each option is the fair market value of the stock at the grant date. Options are 25% exercisable at the grant date, 75% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.
A summary of stock option activity for the Incentive Stock Option Plan during the six months ended June 30, 2006, and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	365,856	$8.53	381,766	$6.88
Granted	50,605	14.46	48,376	14.09
Exercised	(109,314)	8.37	(103,033)	8.26
Cancelled	(2,874)	7.27	(2,150)	5.35

Outstanding, June 30	304,273	$9.59	324,959	$9.16

Exercisable options, June 30	216,615	$8.60	211,950	$8.03

     The Following table summarizes information about stock options outstanding at June 30, 2006 under this plan:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	life in	exercise	Number	exercise
Range of exercise price	outstanding	years	price	exercisable	price
$1.44 to $8.99	50,050	1.55	$7.06	49,250	$7.03
$9.05 to $9.05	73,456	3.52	9.05	49,427	9.05
$9.15 to $9.19	58,825	2.53	9.18	58,750	9.19
$9.20 and above	121,942	4.11	12.08	59,188	10.89

	304,273	3.24	$9.59	216,615	$8.60

The 2001 Directors Stock Option Plan provides for up to 186,000 shares available for grant. Under this plan, each outside member of the Board of Directors receives stock options to purchase 1,000 shares of common stock at an exercise price equal to market price at the date of grant for each meeting attended either in person or by telephone and 1,000 shares of restricted stock (non-transferable for a period of two (2) years) is granted to all non-employee Directors on the date of the annual meeting. The options are exercisable upon grant and expire five years thereafter. There were 60,500 options available for future grant at June 30, 2006. Effective July 1, 2006, pursuant to a directors’ compensation plan adopted by the Board of Directors of the Company and approved by the stockholders at the Company’s 2006 annual meeting, instead of receiving options to purchase 1,000 shares of common stock for each meeting attended, all non-employee directors of the Company will be granted 625 shares of restricted common stock of the Company (non-transferable for a period of two (2) years) on the first day of each calendar quarter. These shares will be issued under the 2001 Directors Stock Option Plan.
A summary of stock option activity for the Nonqualified Director Stock Option Plan during the six months ended June 30, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, January 1	84,000	$9.41	56,000	$8.77
Granted	8,000	20.91	8,000	9.00
Exercised	(21,077)	6.32	0	0.00
Canceled	0	0.00	0	0.00

Outstanding June 30	70,923	$11.62	64,000	$8.74

Exercisable options, June 30	70,923	$11.62	64,000	$8.74

The following table summarizes information about stock options outstanding at June 30, 2006 under this plan:

	Options Outstanding			Options Exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise price	Outstanding	life in years	exercise price	Exercisable	exercise price
$7.83 to $10.00	27,500	3.35	$9.21	27,500	$9.21
$10.20 to $13.65	34,423	3.31	11.31	34,423	11.31
$13.85 and above	9,000	4.46	20.12	9,000	20.12

	70,923	3.47	$11.62	70,923	$11.62

NOTE G — INCOME TAXES
During the three months ended June 30, 2006, 23,331 stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R) the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce their income tax liability. As such the Company has not recorded a deferred tax asset of $650,658 related to the net operating losses resulting from the exercise of these stock options, in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.
NOTE H — BUSINESS UNIT INFORMATION
The Company manages its operations in two segments: the Communication Products Segment which develops, manufactures, and sells optical fiber-based communications equipment to both commercial and government customers; and the Electro-Optics Segment which is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers. Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.

	Quarter Ended June 30, 2006
	Communication
	Products	Electro-Optics
	Segment	Segment	Total
Revenues	$8,729,303	$257,506	$8,986,809
Depreciation and amortization	230,439	7,401	237,840
Income (loss) from operations	(61,462)	75,483	14,021
Assets	40,476,975	230,200	40,707,175
Capital expenditures	126,930	—	126,930

	Quarter Ended June 30, 2005
	Communication
	Products	Electro-Optics
	Segment	Segment	Total
Revenues	$8,772,952	$245,202	$9,018,154
Depreciation and amortization	184,148	—	184,148
Income from operations	968,930	55,780	1,024,710
Assets	40,519,996	163,486	40,683,482
Capital expenditures	54,950	—	54,950

	Six Months Ended June 30, 2006
	Communication
	Products	Electro-Optics
	Segment	Segment	Total
Revenues	$18,080,173	$422,082	$18,502,255
Depreciation and amortization	625,018	7,401	632,419
Income from operations	1,114,829	67,951	1,182,780
Assets	40,476,976	230,200	40,707,175
Capital expenditures	213,408	—	213,408

	Six Months Ended June 30, 2005
	Communication
	Products	Electro-Optics
	Segment	Segment	Total
Revenues	$14,052,823	$452,245	$14,505,068
Depreciation and amortization	610,078	—	610,078
Income from operations	1,311,871	23,000	1,334,871
Assets	40,519,996	163,486	40,683,482
Capital expenditures	91,376	—	91,376

Information regarding the Company’s domestic and foreign operations is as follows (in 000’s):

	Quarter Ended June 30, 2006		Quarter Ended June 30, 2005
		Long Lived		Long Lived
	Revenues	Assets	Revenues	Assets
United States	$3,596	$3,032	$3,750	$2,201
Netherlands	1,044	21,991	908	20,521
Spain	557	23	710	36
United Kingdom	196	2	841	17
Other	3,594	22	2,809	12

Total	$8,987	$25,070	$9,018	$22,787

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements, both of which are included in Item 1 of this report. The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Forward-looking Statements
This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words. Forward-looking statements contained in this Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.
OVERVIEW
Optelecom-NKF offers integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems. Optelecom currently manages its operations under two business segments: the Communication Products Segment (CPS) and the Electro-Optics Segment (EOS). The CPS includes both our U.S. operations and the NKF operations we acquired in March 2005. The primary focus of the CPS is the design, manufacture and sale of optical fiber-based data communication equipment to commercial and government clients as well as the delivery and distribution of video systems over Category5 (CAT5) copper cabling as the transmission medium. The EOS is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers.
The CPS addresses business opportunities in the worldwide optical communication equipment marketplace, specializing in networked video surveillance systems. The majority of its current and future revenues is and will be derived from several niche markets that apply the advantages of fiber optic telecommunications to their transmission requirements. Presently, the vertical markets we serve include communications systems for highway traffic monitoring, advanced air traffic control video monitor displays, security surveillance and control systems, and manufacturing process and control communications. The Company plans to develop products that will take advantage of the bandwidth capacity of fiber, primarily in the area of Gigabit Ethernet and Redundant Self-Healing Ring Networks. A common characteristic of these systems is the capability to deliver a large quantity of video feeds over a single fiber. These products are targeted at the security and surveillance and traffic markets.
The NKF operations of CPS focus on business opportunities in the worldwide optical communication equipment marketplace, specializing in optical fiber transmission technologies. In particular, NKF specializes in a broad range of communications products, ranging from fiber optic video modems and multiplexers to complete Video-Over-IP network solutions. All of its products are designed and tested for Local, Metropolitan and Wide Area Network (LAN, MAN and WAN) applications, especially those characterized by harsh environmental conditions and by large distances between the individual transmission locations.
In the EOS, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. During the past decade, Optelecom-NKF has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom-NKF currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on. The EOS also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems.
RESULTS OF OPERATIONS
The Company has been in a transition to accommodate an industry-wide shift from video transmission over coax, CAT 5 copper cabling and fiber to IP/Ethernet based solutions. To this end the Company acquired NKF Electronics, Inc. in 2005 as a means of obtaining its robust IP product line and sales capability with IP products and solutions.
In 2006, the Company restructured the management of the North American operation and instituted new leadership in the sales and marketing department as a means of addressing the technology trend described above. The financial results for the second quarter and first half of 2006 reflect this transition in North America in revenues, margins and operating expenses. Management is committed to taking the steps necessary to successfully compete in our primary vertical markets of security and surveillance and traffic management and putting the Company on a trajectory of strong and sustained growth in revenues and profits.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2005
REVENUES

	2006	2005
Communication Products Segment	$8,729,303	$8,772,952
Electro-Optics Segment	257,506	245,202

Total Revenue	$8,986,809	$9,018,154

Consolidated revenues for the three months ended June 30, 2006 of $8,986,809 were $31,345 or 0.35% lower than the second quarter of 2005. Revenue for the CPS decreased by $43,649 or 0.5%. The decrease is largely due to lower than planned sales in N.A. resulting from an industry-wide technology shift from video transmission over coax, CAT 5 copper cabeling and fiber to IP. The emergence of Ethernet/IP network technologies allows users to easily disseminate, store and process video images along with lowering the overall cost of ownership. The demand for fiber products, which accounted for nearly all North American sales in 2005, is projected to remain level or decline. Management believes that growth in our markets will come from IP and the ability to offer a complete video network solution from video capture through transmission, analysis and storage. Under the direction of our new Vice President of Sales and Marketing for North American Operations, an intensive effort has been undertaken to identify customer requirements, assess existing sales and support capabilities and develop a plan to put the North American operations on a revenue growth track of 15% or more per year. This plan includes recruitment of additional Regional Sales Managers (RSM’s), revitalization of independent representative networks and other strategic customer contact by senior management.
EOS revenues showed a slight increase of $12,304 or 5%, up $257,506 for the second quarter of 2006. EOS was successful in replacing a significant customer during the second quarter to supplant the loss of revenue from one major customer.
GROSS PROFIT
Consolidated gross profit was $4,827,564 or 54% of revenues for the three months ended June 30, 2006 as compared to $5,475,237 or 61% of revenues for the second quarter of 2005. The CPS’s gross profit was $4,752,081 for the second quarter of 2006 compared to $5,383,149 for the second quarter of 2005. While the European operations’ margins declined slightly in the quarter, North American operations showed a measurable decrease. The decline in North America from prior year levels is attributed to stock compensation expense, lower margins on certain product lines, costs associated with transition to an lead-free compliance (RoHS) requirements and labor and purchasing inefficiencies resulting from lower than expected sales volume. Management has implemented several measures to address each of these items, including increasing the manufacturing utilization rate, cost efficiencies through higher quantity buys and production runs, and reducing the number of product variations. The slight decrease in European margin was the result of low margins on two individual contracts.
The gross profit of the EOS decreased from $92,413 in the second quarter of 2005 to $75,483 in the second quarter of 2006. In 2005 EOS benefited from a one-time profit related to the sale of winding equipment.
OPERATING EXPENSES
Consolidated operating expenses were $4,813,544 for the quarter ended June 30, 2006 compared to $4,450,527 in 2005. As anticipated, the implementation of SFAS 123R has had a material impact on all operating and manufacturing expenses. This implementation will result in recognition of approximately $1.0 million of expense during fiscal year 2006. Per accounting guidelines, the expense was and will continue to be allocated to each operational area. The impact of this allocation of additional expense is reflected in an increase in operating expenses in all functional areas of the business as well as cost of goods sold.

Engineering expenses increased from $946,667 in the second quarter of 2005 to $1,198,132 for the second quarter of 2006. Increased expenses were primarily due to increased efforts to accelerate the development of IP products, specifically the Siqura™ Intelligent Video Technology Suite, our cornerstone technology platform for building integrated IP networked surveillance systems and stock-based compensation expense.
Selling and marketing expenses increased from $1,969,814 in the second quarter of 2005 to $2,084,526 for the second quarter of 2006. Increases within sales and marketing are part of our plan to add additional sales coverage in the U.S. and Europe. We believe that additional revenue opportunities are available to us with more comprehensive sales coverage. Additional increases were the result of stock compensation expense.
General and administrative costs increased from $1,252,882 in the second quarter of 2005 to $1,355,592 for the second quarter of 2006. The majority of the increase was primarily related to expenses associated with compliance with Sarbanes-Oxley requirements, and stock based compensation expense.
The Company also incurred expenses of $175,294 in amortization of intangible assets related to the acquisition of NKF Electronics during the second quarter of 2006.
The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.
OTHER INCOME (EXPENSE)
Other income (expense) for the quarter ended June 30, 2006 consisted of net interest expense of $290,980.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2005
REVENUES

	2006	2005
Communication Products Segment	$18,080,173	$14,052,823
Electro-Optics Segment	422,082	452,245

Total Revenue	$18,502,255	$14,505,068

While CPS consolidated revenues for the six month period ended June 30, 2006 reflected a $4,027,350 or 29.8% increase over the same period of 2005, it should be noted that the six month period of 2005 included only slightly more than three months of revenues generated by NKF.
While sales were consistent within the European operations, the N.A. operations saw a slight decline in revenues. Management believes that the additional RSM’s and revitalization of independent representative networks will result in significant revenue growth within North America.
EOS revenues decreased $30,163 or 0.07% to $422,082 for the six months ended June 30, 2006 from $452,245 in 2005. In 2005 one customer had placed significant bookings which have not continued through 2006. However, during the second quarter EOS was able to supplant that customer’s business resulting in increased bookings towards the end of the second quarter.
GROSS PROFIT
Consolidated gross profit was $10,478,608 or 57% of revenues for the six months ended June 30, 2006 as compared to $8,475,904, or 58% of revenues for the six months ended June 30, 2005. CPS’s gross profit was $10,410,658 for the six months ended June 30, 2006 compared to $8,373,575 for the six months ended June 30, 2005. Gross profit for CPS as a percent of revenue was 57% and 60% for the six months ended June 30, 2006 and 2005, respectively. The 2% decrease in gross profit was primarily driven by North American Operations for the reasons outlined above. In addition to the measured decline in gross margins for the North American region, the European operations showed a slight decrease in margins as a result of the impact of significant discounts for two major orders.
Another contributing factor to lower European margins was the exchange rate of the U.S. Dollar. European operations conducts business in both the Far and Middle East in U.S. Dollars, while costs of goods are calculated in Euros. Any swing in the exchange rate has a direct impact on margins.
The gross profit of the EOS decreased from $102,329 for the first six months of 2005 to $67,950 for the first six months of 2006. In 2005 EOS benefited from a one-time profit related to the sale of winding equipment

OPERATING EXPENSES
All expense comparisons discussed below reflect the results of incorporating NKF operating expenses for the entire six-month period of 2006 as compared to slightly more than three months in 2005 as well as the expenses associated with the implementation of SFAS 123R.
Consolidated operating expenses were $9,295,828 for the six months ended June 30, 2006 compared to $7,141,033 in 2005.
Engineering expenses increased from $1,551,791 in the first half of 2005 to $2,352,165 for the first six months of 2006. This increase reflects the costs associated with acceleration of development of IP products, including software offerings to address market needs and stock based compensation expense.
Selling and marketing expenses increased from $3,002,135 in the first six months of 2005 to $3,996,346 for the first six months of 2006. Additional staffing within the European region as well as additional consulting expenses associated with a customer relationship management system, and stock based compensation expense.
General and administrative costs increased from $2,305,943 in the first six months of 2005 to $2,675,538 for the first six months of 2006. Increases in expense were largely associated with additional consulting expenses for the implementation of Sarbanes-Oxley and SFAS 123R, as well as increases in board compensation expense.
The Company also incurred $271,779 in amortization of intangible assets related to the acquisition of NKF Electronics during the second quarter of 2006.
The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.
OTHER INCOME (EXPENSE)
Other income (expense) for the six months ended June 30, 2006 consisted of net interest expense of $596,438. The majority of this interest relates to the acquisition debt associated with the purchase of NKF. While interest expense on the subordinated debt is fixed 6% per annum, the debt is Euro based. Interest expense is recognized at the average monthly Euro to Dollar exchange rate and will vary as the that exchange rate fluctuates. The Company has been recognizing its US deferred tax assets since 2003 when it released its valuation allowance. At that time, the release of the valuation allowance was supported by management’s projections and the fact that it had a recent trend of generating taxable income to utilize these tax losses and credits in the U.S. The fact that the US operations resulted in a loss in 2005 and for the first half of 2006 has caused management to continue to evaluate the realizability of its deferred tax assets. Management believes that it has identified a tax planning strategy that will assist in creating additional taxable income in the U.S. In addition to the above tax planning strategy, management believes that it will generate sufficient taxable income in the near future to utilize that NOLs and deferred tax credits. Management continues to believe that it is more likely than not that the Company will be able to use its NOLs and tax credit carryforwards prior to their expiration.
FINANCIAL CONDITION
The Company’s Stockholders’ equity increased from $11.8 million at December 31, 2005 to $14.9 million at June 30, 2006 as the result of recording net income, the exercise of stock options by employees and purchase of shares pursuant to the employee stock purchase plan, and comprehensive income as a result of the unrecognized exchange gain between the Euro and U.S. Dollar.
Other key components of Optelecom-NKF’s financial condition include accounts receivable, inventory, fixed assets and accounts payable. The Company’s current ratio has increased to 2.13 at June 30, 2006 compared to 1.85 at December 31, 2005. This increase is attributed to $700,000 increase in accounts receivable netted with a $600,000 decrease in other current liabilities and $500,000 dollar decrease in accrued payroll.
Inventories increased by $150,000 between December 31, 2005 and June 30, 2006.
During the first half of 2006 fixed asset additions were $214,000 compared to $91,000 for the same period in 2005. Management will continue to assess all functional areas of the business and are committed to improve and expand these resources and technologies as the market demands. The Company does not currently have any capital asset purchase commitments.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $590,223 for the six months ended June 30, 2006, compared to cash provided of $2.7 million in the first six months of the prior year. Our decrease in cash from operations is the result of our net income, adjustment for depreciation, amortization and other non-cash items and changes in our operating assets and liabilities. We have increased our inventory levels in order to provide in-stock items to meet the delivery needs of our customers. Additionally, payments were made accrued balances at year end.
Cash used in investing activities was $213,408 for the first six months of 2006, as compared to $14,908,821 for the first six months of 2005. The majority of the expenses in 2006 were for the upgrade of our servers in both the Netherlands and the United States. The $14.0 million of expense reflects the acquisition of NKF.
Cash of $233,639 provided by financing activities was the result of cash proceeds from the exercise of stock options netted with the cash used in the payment of acquisition debt.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2005. Our exposures to market risk have not changed materially since December 31, 2005.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures.
As of June 30,2006, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
Changes in internal controls
In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report, the Company is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 1A. Risk Factors.
There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s Annual Meeting of Stockholders was held on May 2, 2006 at which time the stockholders elected James Armstrong, Robert F. Urso and Thomas Overwijn as directors of the Company to hold office until the 2009 Annual Meeting of Stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal), approved a directors’ compensation plan for the Board of Directors of the Company, and approved a proposal to extend the term of the 2001 Directors Stock Option Plan to December 31, 2010. The votes were as follows:

		Votes for	Votes against	Withheld/Abstain
(1)	Election of directors
	James Armstrong	2,965,966	n/a	58,388
	Robert R. Urso	2,896,629	n/a	127,725
	Thomas Overwijn	2,965,716	n/a	58,638

(2)	Director’s compensation plan for the Board of Directors	965,399	100,495	10,243

(3)	Extend the term 2001 Directors Stock Option Plan to December 31, 2010	970,173	91,316	14,648
     In addition, the following individuals’ term of office as a director continue after the 2006 Annual Meeting of Stockholders; Edmund D. Ludwig, Walter R. Fatzinger, Jr.,

Item 5. Other Information.
     None.
Item 6. Exhibits.
3.1 Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)
3.2 By-Laws (Incorporated by reference from Form 10-K filed March 31, 1998)
10.6 Facility lease by and among Optelecom — NKF Inc., and Guardian Realty Mgt (incorporated by reference from 10Q filed May 15, 2006)
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM-NKF, INC.

Date: August 14, 2006	/s/ Edmund Ludwig

Edmund Ludwig,
Director, President and Chief Executive Officer

Date: August 14, 2006	/s/ James Armstrong

James Armstrong,
Executive VP, CFO and Chief Operating Officer
North American Operations