Form 10-Q
period 2006-09-30
Optelecom-NKF, Inc.
filed 2006-11-13
CIK 275858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2006
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
Yes ☐      No ☑
At November 9, 2006, the registrant had outstanding 3,528,630 shares of Common Stock, $.03 Par Value.

OPTELECOM-NKF, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OPTELECOM-NKF, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 and DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,471,069	$3,046,353
Accounts and contracts receivable, net of allowance for doubtful accounts of $793,786 and $615,942	8,566,991	6,731,373
Inventories, net	5,079,369	4,212,652
Deferred tax asset—current	571,702	820,830
Prepaid expenses and other current assets	787,715	640,050

Total current assets	17,476,846	15,451,258

Property and equipment, at cost less accumulated depreciation of $6,075,055 and $5,338,966	2,436,228	2,677,865
Deferred tax asset—non-current	1,116,744	589,010
Intangible assets, net of accumulated amortization of $1,060,814 and $623,705	7,984,461	7,719,737
Goodwill	13,144,309	12,430,037
Other Assets	192,515	—

TOTAL ASSETS	$42,351,103	$38,867,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,836,493	$2,235,665
Accrued payroll	1,367,399	1,616,988
Commissions payable	298,499	539,352
Current portion of capitalized leases	72,021	72,021
Bank line of credit	400,000	—
Current portion of notes payable	1,547,978	1,592,978
Accrued warranty reserve	419,129	308,570
Taxes payable	372,585	568,147
Other current liabilities	991,087	1,393,945

Total current liabilities	8,305,191	8,327,666

Notes payable	14,665,073	15,794,050
Deferred tax liability	2,405,107	2,353,500
Interest payable	646,533	235,399
Capitalized leases	60,667	115,880
Other liabilities	242,087	287,719

Total liabilities	26,324,658	27,114,214

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,524,498 and 3,301,414 shares as of September 30, 2006 and December 31, 2005, respectively	105,735	99,042
Additional paid-in capital	14,262,371	12,255,978
Accumulated other comprehensive loss	(342,518)	(1,818,350)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Retained earnings	3,265,904	2,482,070

Total stockholders’ equity	16,026,445	11,753,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,351,103	$38,867,907

     See accompanying condensed notes to consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2006	2005
Revenues	$10,146,107	$9,358,530
Cost of goods sold	4,059,404	3,833,714

Gross profit	6,086,703	5,524,816

Operating expenses:
Engineering	1,222,000	935,087
Selling and marketing	2,020,727	1,781,845
General and administrative	1,703,052	1,187,116
Amortization of intangible	177,929	171,553

Total operating expenses	5,123,708	4,075,601

Income from operations	962,995	1,449,215
Other (expense)	(295,914)	(374,290)

Income before income taxes	667,081	1,074,925
Provision for income taxes	271,430	300,741

Net income	$395,651	$774,184

Basic earnings per share	$0.11	$0.24

Diluted earnings per share	$0.11	$0.23

Weighted average common shares outstanding—basic	3,503,925	3,265,820

Weighted average common shares outstanding—diluted	3,530,908	3,405,244

Net income	$395,651	$774,184
Foreign currency translation	240,163	3,325

Comprehensive income	$635,814	$777,509

     See accompanying condensed notes to consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2006	2005
Revenues	$28,648,362	$23,863,598
Cost of goods sold	12,083,051	9,862,878

Gross profit	16,565,311	14,000,720

Operating expenses:
Engineering	3,574,165	2,526,882
Selling and marketing	6,017,073	4,783,979
General and administrative	4,378,590	3,453,056
Amortization of intangible assets	449,707	452,717

Total operating expenses	14,419,535	11,216,634

Income from operations	2,145,776	2,784,086
Other (expense)	(892,353)	(791,412)

Income before income taxes	1,253,423	1,992,674
Provision for income taxes	469,588	579,844

Net income	$783,835	$1,412,830

Basic earnings per share	$0.23	$0.44

Diluted earnings per share	$0.22	$0.42

Weighted average common shares outstanding—basic	3,422,554	3,234,333

Weighted average common shares outstanding—diluted	3,565,621	3,348,113

Net income	$783,835	$1,412,830
Foreign currency translation	1,475,832	(1,273,825)

Comprehensive income	$2,259,667	$139,005

     See accompanying condensed notes to consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2006	2005
Cash Flows From Operating Activities
Net income	$783,835	$1,412,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	996,455	972,849
Accounts receivable provision	140,869	28,775
Accrued warranty reserve	95,832	(35,685)
Change in allowance for inventory obsolescence reserve	33,881	8,352
Stock based compensation	146,507	28,908
Deferred rent	17,846	28,660
Deferred taxes	(677,357)	(591,118)
Change in assets and liabilities:
Accounts and contracts receivable	(1,629,379)	888,005
Inventories	(766,823)	1,283,349
Prepaid expenses and other assets	(119,625)	(12,969)
Other assets	(188,901)	(306,476)
Accounts payable and accrued expenses	(100,671)	(83,931)
Other current liabilities	(1,655)	793,230

Net cash (used in) provided by operating activities	(1,269,186)	4,414,779

Cash Flows From Investing Activities
Capital expenditures	(260,070)	(462,460)
Investment in NKF	—	(14,817,445)

Net cash used in investing activities	(260,070)	(15,279,905)

Cash Flows From Financing Activities
Borrowings on notes payable	—	14,454,534
Borrowings on line of credit	400,000	—
Payments on notes payable and capital leases	(1,892,032)	(1,618,085)
Proceeds from issuance of common stock	1,866,579	668,417

Net cash provided by financing activities	374,547	13,504,866

Effect of exchange rates on cash and cash equivalents	579,425	(1,488,720)
Net (decrease) increase in cash and cash equivalents	(575,284)	1,151,020
Cash and cash equivalents—beginning of period	3,046,353	2,918,959

Cash and cash equivalents—end of period	2,471,069	4,069,979

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$498,877	$338,478

Cash paid during the period for income taxes	$773,833	$772,953

     See accompanying condensed notes to consolidated financial statements.

OPTELECOM-NKF, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A —— BASIS OF PRESENTATION
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
In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005.
NOTE B —— COMPREHENSIVE INCOME
The Company’s comprehensive income was $635,814 and $2,259,667 for the three months and nine months ended September 30, 2006, respectively. Comprehensive income differs from net income for the three months and nine months periods due to the impact of fluctuations of the Euro to U.S. dollar exchange rate.
NOTE C —— INVENTORIES
The components of inventories were:

	September 30, 2006	December 31, 2005
Production materials	$3,039,748	$2,573,578
Work in process	930,170	498,885
Finished goods	1,597,286	1,574,360
Allowance for obsolescence	(487,835)	(434,171)

Net	$5,079,369	$4,212,652

NOTE D —— NOTES PAYABLE
Notes payable consist of the following:

	September 30, 2006	December 31, 2005
Senior term facility with a bank – due February 2009	$6,876,290	$8,624,848
Subordinated debt – due March 2010	9,314,261	8,694,680
Other	22,500	67,500

Subtotal	$16,213,051	$17,387,028
Less: Current portion	(1,547,978)	(1,592,978)

Total notes payable	$14,665,073	$15,794,050

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
The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by a bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%. The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior term facility divided by EBITDA. As of September 30, 2006, the interest rate on this facility was 8.58%. The term loans are subject to a 72 month amortization with a balloon payment due after 48 months in March 2009. Principal and interest are payable on a monthly basis.
The Euro denominated subordinated debt in the principal amount of 7,341,000 euros provided by Draka Holding, N.V., the seller, accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.
As of September 30, 2006, the Company has a bank revolving line-of-credit provided under its current banking facility. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD. The Company’s borrowing base under the facility is equal to between 60% — 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory. The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position. As of September 30, 2006, the Company had $4.6 million available and $400,000 outstanding on its bank line-of-credit. As of September 30, 2006, the interest rate on this revolving line was 8.025%.
The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a maximum tangible net worth ratio. The Company was in compliance with all of these covenants at September 30, 2006.
NOTE E —— EARNINGS PER SHARE
Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock computation method, provided the options are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 166,602 shares of common stock were outstanding during the third quarter of 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Three Months ended Sept. 30,
	2006	2005
Basic Earnings per Share:
Net income	$395,651	$774,184

Weighted average common shares – basic	3,503,925	3,265,820

Basic income per share	$0.11	$0.24

Diluted Earnings per Share:
Net income	$395,651	$774,184

Weighted average common shares – basic	3,503,925	3,265,820
Assumed conversion of:
Stock options	26,983	139,424

Weighted average common shares – diluted	3,530,908	3,405,244

Diluted income per share	$0.11	$0.23

	Nine Months ended Sept. 30,
	2006	2005
Basic Earnings per Share:
Net Income	$783,835	$1,412,830

Weighted average common shares – basic	3,422,554	3,234,333

Basic income per share	$0.23	$0.44

Diluted Earnings per Share:
Net Income	$783,835	$1,412,830

Weighted average common shares – basic	3,422,554	3,234,333
Assumed conversion of:
Stock options	143,067	113,780

Weighted average common shares – diluted	3,565,621	3,348,113

Diluted income per share	$0.22	$0.42

NOTE F —— SHARE-BASED COMPENSATION
On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R is effective for our fiscal year beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R had a material impact on our result of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. Share-based tax-affected compensation expense recognized under SFAS 123R for the three-month and nine-month period ending September 30, was $184,630 and $606,507 respectively. This resulted in a $0.05 decrease in both basic and diluted earnings per share for the quarter ended September 30, 2006 and a $0.17 decrease in both basic and diluted earnings per share for nine-months ended September 30, 2006. As of September 30, 2006, total unamortized compensation expense related to non-vested share-based compensation was $812,253 and is expected to be recognized over a weighted period of two years.
Prior to the adoption of SFAS 123R, the Company accounted for share-based awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, which provided that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s operating results because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the Company provided pro forma information regarding net earnings and net earnings per share as if compensation costs for the Company’s share-based awards had been determined in accordance with the fair value method.
The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended Sept 30, 2005	Ended Sept 30, 2005
Net income, as reported	$774,184	$1,412,830
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	254,765	798,298

Pro-forma net income	$519,419	$614,532

Net income per share:
Basic, as reported	$0.24	$0.44

Basic, pro-forma	$0.16	$0.19

Diluted, as reported	$0.23	$0.42

Diluted, pro-forma	$0.15	$0.18

STOCK OPTION PLANS
The 2002 Incentive Stock Option Plan provides for up to 776,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees and consultants to the Company. There were 124,971 options available for future grant at September 30, 2006. The exercise price of each option is the fair market value of the stock at the grant date. Options are 25% exercisable at the grant date, 75% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.
A summary of stock option activity for the Incentive Stock Option Plan during the nine months ended September 30, 2006, and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	365,856	$8.53	237,901	$7.48
Granted	60,521	13.50	161,672	9.26
Exercised	(145,564)	7.48	(38,720)	7.02
Canceled	(3,724)	7.88	(4,685)	9.00

Outstanding, September 30	277,089	10.17	356,168	8.32

Exercisable options, September 30	184,460	$9.37	200,347	$7.61

The Following table summarizes information about stock options outstanding at September 30, 2006 under this plan:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	life in	exercise	Number	exercise
Range of exercise price	outstanding	years	price	exercisable	price
$2.76 to $9.05	96,106	3.11	$8.32	65,991	$8.09
$9.06 to $9.48	101,441	2.80	9.31	89,629	9.29
$9.49 to $14.01	55,010	3.83	12.82	22,454	11.85
$14.02 and above	24,532	4.64	15.10	6,386	15.06

	277,089	3.28	$10.18	184,460	$9.37

The 2001 Director’s Stock Option Plan provides for up to 186,000 shares available for grant. Under this plan, each non-employee member of the Board of Directors received stock options to purchase 1,000 shares of common stock at an exercise price equal to market price at the date of grant for each meeting attended either in person or by telephone and 1,000 shares of restricted stock (non-transferable for a period of two years) on the date of the annual meeting. The options are exercisable upon grant and expire five years thereafter. There were 55,500 options available for future grant under this plan at September 30, 2006. Effective July 1, 2006, pursuant to a directors’ compensation plan adopted by the Board of Directors of the Company and approved by the stockholders at the Company’s 2006 annual meeting, instead of receiving options to purchase 1,000 shares of common stock for each meeting attended, all non-employee directors of the Company will be granted 625 shares of restricted common stock of the Company (non-transferable for a period of two years) on the first day of each calendar quarter. These shares will be issued under the 2001 Director’s Stock Option Plan.
A summary of stock option activity for the 2001 Director’s Stock Option Plan during the nine months ended September 30, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, January 1	84,000	$9.40	56,000	$8.77
Granted	8,000	20.91	24,000	10.18
Exercised	(21,077)	6.32	0	—
Canceled	0	—	0	—

Outstanding September 30	70,923	$11.62	80,000	$9.19

Exercisable options, September 30	70,923	$11.62	80,000	$9.19

The following table summarizes information about stock options outstanding at September 30, 2006 under this plan:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted
	Number	remaining	average	Number	Weighted average
	Outstanding	life in years	exercise price	Exercisable	exercise price
$7.83 to $10.00	27,500	3.09	$9.21	27,500	$9.21
$10.20 to $11.50	25,000	2.80	10.56	25,000	10.56
$12.22 and above	18,423	3.97	16.64	18,423	16.64

	70,923	3.22	$11.62	70,923	$11.62

NOTE G —— INCOME TAXES
During the three and nine months ended September 30, 2006, 36,250 and 180,691 stock options were exercised respectively for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R) the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.
In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “ Accounting for Uncertainty in Income Taxes”. FIN 48 provides interpretive guidance for recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing the impact of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

NOTE H —— BUSINESS UNIT INFORMATION
The Company manages its operations in two segments: the Communication Products Segment (CPS) which develops, manufactures, and sells optical fiber and IP/Ethernet-based communications equipment to both commercial and government customers; and the Electro-Optics Segment (EOS) which is focused on Interferometric Fiber Optic Gyro coils and the manufacture of innovative optical devices under contract, primarily to government and defense industry customers. Revenues represent shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenues to arrive at income from operations. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.

	Quarter Ended September 30, 2006
	Communication
	Products	Electro-Optics
	Segment	Segment	Total
Revenues	$9,859,797	$286,310	$10,146,107
Depreciation and amortization	378,342	7,401	385,743
Income from operations	854,636	108,359	962,995
Assets	42,120,903	230,200	42,351,103
Capital expenditures	294,717	—	294,717

	Quarter Ended September 30, 2005
	Communication
	Products	Electro-Optics
	Segment	Segment	Total
Revenues	$9,058,722	$299,808	$9,358,530
Depreciation and amortization	362,771	—	362,771
Income from operations	1,444,102	5,113	1,449,215
Assets	40,328,715	248,862	40,577,577
Capital expenditures	381,125	—	381,125

	Nine Months Ended September 30, 2006
	Communication
	Products	Electro-Optics
	Segment	Segment	Total
Revenues	$27,939,969	$708,393	$28,648,362
Depreciation and amortization	1,025,161	22,203	1,047,364
Income from operations	1,969,467	176,309	2,145,776
Assets	42,120,903	230,200	42,351,103
Capital expenditures	377,144	—	377,144

	Nine Months Ended September 30, 2005
	Communication
	Products	Electro-Optics
	Segment	Segment	Total
Revenues	$23,111,545	$752,053	$23,863,598
Depreciation and amortization	972,849	—	972,849
Income from operations	2,755,971	28,115	2,784,086
Assets	40,328,715	248,862	40,577,577
Capital expenditures	462,460	—	462,460
Information regarding the Company’s domestic and foreign operations is as follows (in 000’s):

	Quarter Ended September 30, 2006		Quarter Ended September 30, 2005
		Long-lived
	Revenues	Assets	Revenues	Long-lived Assets

United States	$3,792	$3,229	$3,509	$2,567
Netherlands	610	21,999	1,300	21,381
Spain	1,021	40	296	28
United Kingdom	296	2	605	2
Other	4,427	42	3,649	11

Total	$10,146	$25,312	$9,359	$23,989

Long-lived assets include intangible assets and goodwill totaling $21,128,770 and $21,932,239 at September 30, 2006 and 2005 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The 10-K provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates. There have been no material changes in the company’s critical accounting policies during the three and nine months ended September 30, 2006.
OVERVIEW
Optelecom-NKF, Inc. manages its operations under two business segments: the Communication Products Segment (CPS) and the Electro-Optics Segment (EOS). In addition to our global sales offices we have operating centers in the U.S. and the Netherlands which include research and development (R&D), production, and logistics in each location.
The CPS is a global supplier of network video equipment including video servers, Ethernet switches, fiber optic systems, network video recorders, and video management software. We are a customer-focused company with a proactive, flexible philosophy based on providing companies and governments across the world with top quality complete solutions for traffic management and security surveillance in airports, seaports, public areas, industry parks, and buildings.
Optelecom-NKF’s CPS is committed to providing its customers with competitively priced, highly reliable, top quality equipment and solutions, along with outstanding technical advice and support. All products are developed and tested for real applications, particularly those that need to operate in challenging environmental conditions and across large distances between individual transmission sites. We are ISO 9001:2000 certified and dedicated to the ongoing improvement of our products and processes, applying a high level of quality monitoring to increase customer satisfaction.
Optelecom-NKF’s CPS has R&D, production, logistics, and expertise centers in the U.S. and the Netherlands. We have regional sales and support offices in the U.S., the Netherlands, France, Spain, the UK, and Singapore. This setup enables us to offer a broad range of pre- and post-sales services to customers all over the world.
Optelecom-NKF’s CPS aims to become a leading producer and supplier of powerful, intelligent network video solutions by providing reliable and profitable products and services that strive to enable customers around the world to reduce their total cost of ownership and enhance the effectiveness of their applications.
The EOS is focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices under contract, primarily to government and defense industry customers.
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

RESULTS OF OPERATIONS
The Company has been in a transition to accommodate an industry-wide shift from video transmission over fiber optics to Internet Protocol (IP)/Ethernet based solutions. To this end the Company acquired NKF Electronics B.V.(NKF) in 2005 as a means of obtaining its robust IP product line and sales capability with IP products and solutions.
In 2006, the Company restructured the management of the North American operation and instituted new leadership in the sales and marketing department as a means of addressing the technology trend described above. The financial results for the third quarter and year-to-date 2006 reflect this transition in North America in revenues, margins and operating expenses. Management is committed to taking the steps necessary to successfully compete in our primary markets of security and surveillance and traffic management and putting the Company on a trajectory of strong and sustained growth in revenues and profits.
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
REVENUES

	2006	2005
Communication Products Segment	$9,859,797	$9,058,722
Electro-Optics Segment	286,310	299,808

Total Revenue	$10,146,107	$9,358,530

Consolidated revenues for the three months ended September 30, 2006 of $10,146,107 were $787,577 or 8% higher than the third quarter of 2005. The increase is due solely to higher sales of CPS products. Substantially all of the Company’s revenue is from the CPS segment with operations based in both the United States and Europe. Revenue growth in the U.S. and European based operations was 1% and 14% respectively in the third quarter of 2006 compared to the third quarter of 2005.
The Company’s historical strength is offering products for communicating video, audio, and other data over both copper wire and optical fiber networks. The demand for fiber products, which accounted for nearly all North American sales in 2005, is projected to remain level or decline. The Company’s revenue is impacted by an industry-wide technology shift from transmission over optical fiber to the emergence of Ethernet/IP network technologies. The Ethernet/IP technologies allow users to easily disseminate, store and process video images along with lowering the overall cost of ownership.
In March 2005, the Company acquired NKF who had accumulated expertise in both fiber optic and IP/Ethernet network technologies thus allowing the Company to provide leading-edge technology globally. The Company is working to strengthen its products and market position addressing IP/Ethernet applications, particularly within the North American operations.
Management believes that growth in our markets will come from IP and the ability to offer a complete video network solution from video capture through transmission, analysis and storage. The Company continues to evaluate existing sales and support capabilities and develop and implement plans to continue the Company’s revenue growth. This plan includes recruitment of additional Regional Sales Managers (RSM’s), revitalization of independent representative networks and other strategic customer contact by senior management.

GROSS PROFIT
Consolidated gross profit was $6,086,703 or 60% of revenues for the three months ended September 30, 2006 as compared to $5,524,816 or 59% of revenues for the third quarter of 2005. Substantially all of the Company’s gross profit is from the CPS segment. The gross profit percentage in the North American operations increased to 58% in the current quarter compared to 56% in the third quarter of 2005. The gross profit percentage in the European based operations was level at 61% in the current quarter and in the third quarter of 2005.
Management continues to implement several measures to address the margin structure in the North American operations. This includes efforts to increase the manufacturing utilization rate, obtain cost efficiencies through higher quantity buys and production runs, and reducing the number of product variations.
OPERATING EXPENSES
Consolidated operating expenses were $5,123,708 for the quarter ended September 30, 2006 compared to $4,075,601 in the third quarter of 2005, an increase of $1,048,107 or 26%. The increase in the current quarter compared to the third quarter of 2005 is from four primary areas: additional personnel and costs in the sales and engineering functions of $525,795, additional incentive compensation accruals of $175,410, stock compensation of approximately $127,540, and additional audit, tax and consulting related costs of $87,069.
Personnel and other costs increased by $525,795 in the Company’s sales and engineering functions. This increase is due to the Company’s plan to recruit additional sales personnel, revitalize the independent representative networks, and accelerate the development of IP products, specifically the Siqura™ Intelligent Video Technology Suite. Siqura is our technology platform for building integrated IP networked surveillance systems. We believe that additional revenue opportunities are available with more comprehensive sales coverage and transition to more advanced IP/Ethernet products. Additional personnel costs were also incurred in the current period for commissions paid on sales.
The Company accrued an additional $175,410 in incentive compensation accruals in the current quarter for the annual management and staff incentive plans with no similar accrual in the third quarter of 2005 in the U.S. operations. The third quarter accrual results from the meaningful improvements in revenue and gross profit in the current quarter along with continued success in the European operations. This accrual is primarily included in general and administrative expenses.
The required implementation in the first quarter of 2006 of accounting standard SFAS 123R had a material impact on our costs in the current period. It resulted in recognition of approximately $214,706 of expense during the current quarter, $127,540 of which is considered operating expense with $87,166 included as costs of goods sold. Per accounting guidelines, the expense is allocated to each operational area.
An increase of $87,069 in expense resulted from additional audit, tax and consulting related costs. This includes costs associated with the anticipated compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, increased audit costs, costs associated with tax planning and compliance, and information technology related costs. During 2006, we have been working to become compliant with the requirements under Section 404 and we expect to incur costs in connection with this effort in 2007. We are required to comply with the Section 404 requirements for the 2007 fiscal year. These audit, tax and consulting expenses are recorded in general and administrative expenses.
The Company’s management expects operating expenses to increase as revenues grow and the Company develops and delivers new products to the marketplace.
OTHER INCOME (EXPENSE)
Other income (expense) for the quarter ended September 30, 2006 consisted of net interest expense of $295,914. This is a decrease of $78,376 compared to the third quarter of 2005 resulting from principal payments made by the Company. These payments were on a Bank note incurred in our March 2005 acquisition of NKF.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
REVENUES

	2006	2005
Communication Products Segment	$27,939,969	$23,111,545
Electro-Optics Segment	708,393	752,053

Total Revenue	$28,648,362	$23,863,598

Consolidated revenues for the nine months ended September 30, 2006 of $28,648,362 were $4,784,764 or 20% higher than the same period in 2005. The increase is partially due to the impact of the full nine month period in 2006 including revenues generated from the acquisition of NKF. In 2005 the Company’s revenues included NKF starting in March. We also had an increase in the number of large orders completed in the current year. 2006 included 16 sales greater than $200,000 each for a total of $5,821,610 in revenue. This compared to 11 sales greater than $200,000 in the same period of 2005 for a total of $4,703,588 in revenue.
Substantially all of the Company’s revenue is from the CPS segment with operations based in both the United States and Europe. Revenue growth in the U.S. and European based operations was 7% and 30% respectively in the current year compared to the first nine months of 2005. The increase in European revenues is partially due to 2005 including revenues generated from the acquisition of NKF starting in March 2005 compared to a full nine months of revenues in 2006.
As noted previously, the Company’s revenue is impacted by an industry-wide technology shift from transmission over optical fiber to the emergence of Ethernet/IP network technologies. This market shift is having a greater impact on our North American business operations. Management believes that growth in our markets will come from IP and the ability to offer a complete video network solution from video capture through transmission, analysis and storage.
While sales were consistently growing within the European operations, the North American operations saw a more modest increase in revenues. Management believes that the transition to IP, additional RSM’s and revitalization of the independent representative networks will provide increased revenue growth opportunity within North America.
GROSS PROFIT
Consolidated gross profit was $16,565,311 or 58% of revenues for the first nine months of 2006 as compared to $14,000,720 or 59% of revenues for the first nine months of 2005. Substantially all of the Company’s gross profit is from the CPS segment. The gross profit percentage in the U.S. operations declined to 53% in the current period from 55% in the first nine months of 2005. The gross profit percentage in the European operations was relatively stable at approximately 61% in the current and prior period.
While the European operations’ margins were flat in the period, North American operations showed a 2% decrease year-to-date. The decline in North America from prior year levels is attributed to stock compensation expense, lower margins on certain product lines, costs associated with transition to lead-free compliance requirements (RoHS) and labor and purchasing inefficiencies.
As noted previously, management is in the process of implementing several measures to address margins in the North American operations. They include efforts to increase the manufacturing utilization rate, obtain cost efficiencies through higher quantity buys and production runs, and reducing the number of product variations.
OPERATING EXPENSES
Consolidated operating expenses were $14,419,535 for the nine months ended September 30, 2006 compared to $11,216,634 for the nine months ended September 30, 2005, an increase of $3,202,901 or 29%. All expense comparisons reflect the results of incorporating NKF operating expenses for the entire nine-month period of 2006 as compared to slightly less than seven months in 2005. Factoring in NKF’s operating costs prior to our acquisition in early 2005, net of our costs related to the acquisition, result in a net increase in the current period expenses estimated at $600,000.

The current year-to-date increase compared to the same period in 2005 is from four primary areas: additional personnel and costs in the sales and engineering functions of $2,280,377, stock compensation of approximately $689,682, additional Sarbanes Oxley and other financial compliance costs of $217,106 and additional incentive compensation accruals of $175,410 compared to the same period in 2005.
Personnel and other costs increased by $2,280,377 in the Company’s sales and engineering functions. This increase is due to the Company’s plan to recruit additional Regional Sales Managers, revitalize the independent representative networks, and accelerate the development of IP products, specifically the Siqura™ Intelligent Video Technology Suite. We believe that additional revenue opportunities are available with more comprehensive sales coverage and transition to more advanced IP/Ethernet products. Additional personnel costs were also incurred in the current period for commissions paid on sales.
The required implementation in the first quarter of 2006 of accounting standard SFAS 123R has had a material impact on our costs in the current period. It resulted in recognition of $689,682 of expense during the current period, approximately $517,000 of which is considered operating expense and the balance included as costs of goods sold. Per accounting guidelines, the expense is allocated to each operational area.
An increase of $217,106 resulted from expenses associated with anticipated compliance with Sarbanes-Oxley requirements and other financial compliance costs. As noted previously, we expect to incur additional costs in 2007 in order to become compliant with the requirements under Section 404 of the Sarbanes-Oxley Act. Other financial compliance costs include the transition to a new Chief Financial Officer and Controller in 2006. These costs are recorded in general and administrative expenses.
The Company accrued an additional $175,410 in incentive compensation in the current period for the annual management and staff incentive plans compared to the first nine months of 2005. The increase is driven by improvements in revenue in the current period combined with continued success in our European operations. This accrual is primarily included in general and administrative expenses.
The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.
OTHER INCOME (EXPENSE)
Other income (expense) for the nine months ended September 30, 2006 consisted primarily of net interest expense of $892,353. This is an increase of $100,941 compared to the first nine months of 2005. This interest relates to the acquisition debt associated with the purchase of NKF. Therefore, the increase in 2006 interest expense is the result of a full nine months of interest in the current period compared to slightly less than seven months of interest in 2005. The increase was somewhat offset by principal payments made by the Company in 2006 on the NKF debt.
TAX CREDITS
The U.S. based operations recorded a loss in 2005 and for the first nine months of 2006. Management is considering a planning strategy that will assist in creating additional taxable income in the U.S. Management believes that the business will generate sufficient taxable income in the future to utilize net operating losses and deferred tax credits. Management continues to believe that it is more likely than not that the Company will be able to use its NOLs and tax credit carry forwards prior to their expiration.
FINANCIAL CONDITION
The Company’s stockholders’ equity increased from $11,753,693 at December 31, 2005 to $16,026,445 at September 30, 2006, an increase of $4,272,752. This is the result of recording net income in the current year of $783,835, the exercise of stock options and purchase of shares in the employee stock purchase plan totaling $2,419,020, and additional comprehensive income from the unrecognized foreign exchange gain between the Euro and U.S. Dollar totaling $1,475,832. The increase in equity is reduced by $405,934 in deferred compensation. The deferred compensation is for stock issued to senior management and directors.

Other key components of Optelecom-NKF’s financial condition include accounts receivable, inventory, fixed assets and accounts payable. The Company’s current ratio has increased to 2.01 at September 30, 2006 compared to 1.85 at December 31, 2005. This increase is attributed to a $1,835,618 increase in accounts receivable plus an $866,717 increase in inventory levels. The additional inventory is intended to provide additional in-stock items to meet the delivery needs of our customers. The higher levels of accounts receivable resulted from increased revenues in the third quarter with strong sales in September 2006.
During the first three quarters of 2006, fixed asset additions were $377,144 compared to $462,460 for the same period in 2005. Management will continue to assess all functional areas of the business and improve and expand these resources and technologies as the market demands. The Company does not currently have any material capital asset purchase commitments. The Company has however initiated a review of its information technology systems. Upon completion of this review management will consider implementing one unified technology platform to support its global operations.
The increase in goodwill and intangibles is the result of the fluctuation in foreign exchange rates between the Euro and U.S. Dollar offset somewhat by amortization of intangibles of approximately $170,000 per quarter in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $1,269,186 for the nine months ended September 30, 2006, compared to cash provided of $4,414,779 in the first nine months of the prior year. Our decrease in cash from operations is primarily the result of increased inventory levels and increased accounts receivable. The additional inventory is intended to provide additional in-stock items to meet the delivery needs of our customers. The higher levels of accounts receivable resulted from increased revenues in the third quarter with strong sales in September 2006.
Cash used in investing activities was $260,070 for the first nine months of 2006, as compared to $15,279,905 for the first nine months of 2005. The significant investment in 2005 reflects the acquisition of NKF.
Cash provided by financing activities in the current period was $374,547 compared to $13,504,866 in the prior period. The decline in cash provided by financing activities was the result of cash used in the payment of acquisition debt for NKF. During the third quarter, the Company borrowed $400,000 from its bank line of credit.
FORWARD LOOKING INFORMATION
Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations or similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s annual report on Form 10-K for the year ended December 31, 2005 as amended or supplemented by the information in Part II, Item 1A of this report, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.
The company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:
▪	future revenues;

▪	expected sales levels and cash flows;

▪	acquisitions or divestitures of businesses;

▪	debt payments and related interest rates;

▪	fluctuations in foreign currency amounts and rates;

▪	performance issues with key suppliers;

▪	product performance and the successful execution of internal plans;

▪	successful negotiation of major contracts;

▪	effective tax rates and timing and amounts of tax payments;

▪	the results of any audit or appeal process with the Internal Revenue Service; and

▪	anticipated costs of capital investments.
You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified including those identified in the company’s filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and Form 8-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2005. Our exposures to market risk have not changed materially since December 31, 2005.
Item 4. Controls and Procedures:
Evaluation of disclosure controls and procedures.
As of September 30, 2006, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
Changes in internal controls
In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings:
From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors;
There were no material changes in the risk factors previously disclosed in Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
     None.
Item 3. Defaults Upon Senior Securities;
     None.
Item 4. Submission of Matters to a Vote of Security Holders:
     None.
Item 5. Other Information:
     None.
Item 6. Exhibits:
3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)

3.2	By-Laws (Incorporated by reference from Form 10-K filed March 31, 1998)

10.1	Employment Agreement -— Steven Tamburo (Incorporated by reference from Form 8-K filed August 15, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and ruled 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM-NKF, INC.
Date: November 13, 2006	/s/ Edmund Ludwig
Edmund Ludwig,
Director and Chief Executive Officer

Date: November 13, 2006	/s/ Steven Tamburo
Steven Tamburo,
Chief Financial Officer