Form 10-K
period 2006-12-31
Optelecom-NKF, Inc.
filed 2007-04-02
CIK 275858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

At June 30, 2006, shares of the registrant’s Common Stock, $0.03 Par Value, held by persons other than “affiliates” of the registrant had an aggregate market value of $46,442,347 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

At March 21, 2007 the registrant had outstanding 3,608,867 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

OPTELECOM-NKF, INC.
FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

Statements in this Form 10-K that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations or similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified below and under the Risk Factors identified in Item 1A of this Form 10-K, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

The Company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are based upon, among other things, the Company’s assumptions with respect to:

•	future revenues;

•	expected sales levels and cash flows;

•	acquisitions or divestitures of businesses;

•	debt payments and related interest rates;

•	fluctuations in foreign currency amounts and rates;

•	performance issues with key suppliers;

•	product performance and the successful execution of internal plans;

•	successful negotiation of major contracts;

•	effective tax rates and timing and amounts of tax payments;

•	the results of any audit or appeal process with the Internal Revenue Service; and

•	anticipated costs of capital investments.

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The Company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-K as well as other risk factors subsequently identified including those identified in the Company’s filings with the Securities and Exchange Commission on Form 10-Q and Form 8-K.

Item 1.	BUSINESS

Optelecom-NKF, Inc. (Optelecom-NKF or the Company), is a leading global supplier of network video equipment, including video servers, Ethernet switches, fiber optic systems, network video recorders, and video management software. We are a customer-focused company with a proactive, flexible philosophy based on providing companies and governments across the world with top quality complete solutions for traffic management and security surveillance in airports, seaports, public areas, industry parks, and buildings.

HISTORY

Optelecom-NKF is a Delaware corporation whose business activities began in 1972. Under the name Optelecom, Inc., the Company’s early business commenced with the design and delivery of specialized laser systems and fiber optic communications products for the Department of Defense and other defense related agencies of the Federal government. During the mid-1990’s we successfully transitioned from having a significant number of military customers to being an industry provider of copper and fiber optic based communications products for both commercial and government customers. We have focused on providing integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems. On March 8, 2005, we acquired NKF Electronics B.V. (NKF), a wholly owned subsidiary of Draka Holding N.V. (“Draka”). NKF was founded in 1981 and has accumulated extensive expertise in fiber optic and Internet Protocol (IP)/Ethernet network technologies. This expertise has enabled NKF to build a broad range of communications products, ranging from fiber optic video modems and multiplexers to complete Video-Over-IP network solutions. All of its products are designed and tested for Local, Metropolitan and Wide Area Network (LAN, MAN and WAN) applications, especially those characterized by harsh environmental conditions and by large distances between the individual transmission locations.

On April 17, 2005, the Company’s name was changed from Optelecom, Inc. to Optelecom-NKF, Inc. to reflect the importance of this acquisition and new corporate structure. The Optelecom-NKF combination created a worldwide company with increased financial resources to support global government and commercial end-users. We believe that our acquisition of NKF establishes the Company as a leading global independent producer of comprehensive fiber optic-based communications solutions for video surveillance, traffic monitoring, and business video systems. The results of NKF’s operations are included in our financial results beginning on March 8, 2005, when we acquired NKF.

ORGANIZATION, MARKETS AND PRODUCTS

The Company currently maintains its corporate offices in Germantown, Maryland. Our operating centers in both the United States and the Netherlands include research and development (R&D), production, sales and logistics in each location. We also have sales offices in England, Spain, France and Singapore. The Company manages its operations under two business segments: the Communication Products Segment (CPS) and the Electro-optics segment (EO). Substantially all of the Company’s revenue is from the CPS.

See Note 11 to consolidated financial statements for information concerning the geographic areas and industry segments of the Company, which information is incorporated herein by reference.

COMMUNICATION PRODUCTS SEGMENT (CPS)

The CPS is a global supplier of network video equipment, including video servers, Ethernet switches, fiber optic systems, network video recorders, and video management software. We are a customer-focused company with a proactive, flexible philosophy based on providing companies and governments across the world with top quality complete solutions for traffic management and security surveillance in airports, seaports, public areas, industry parks, and buildings.

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

CPS has R&D, production, logistics, and expertise centers in both the United States and the Netherlands. We have regional sales and support offices in the United States, the Netherlands, France, Spain, England and Singapore. This enables us to offer a broad range of pre- and post-sales services to customers all over the world.

The CPS sells its products worldwide through direct sales, commercial integrators and resellers. Management expects the primary sales channel to continue to be the commercial integrator. In addition, several vendors incorporate the Company’s products in their product offerings allowing the Company to penetrate markets we do not address directly.

The Company continues to focus its resources on developing additional sales and distribution channels. Service and technical support programs are in place to attract and maintain a large network of integration companies.

The Company expanded its focus to identify prospects that have a requirement for complete IP-video solutions including the Company’s video codecs, Ethernet network equipment, network video recorders and video management software as well as a broad range of pre and post sales services such as design, detailed engineering, training and commissioning. Internal training programs have been implemented to expand the in-depth knowledge of our worldwide sales and support offices to establish the Company as a network video expert.

The Company’s primary method of attracting new customer contacts has been through participation in an expanded trade show schedule in both the Security and Traffic markets. These trade shows have resulted in an increase in quotations and order activity in 2006. In addition, our web site (www.optelecom-nkf.com) has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment.

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

The totally modular approach used in the digital system design architecture reduces the inventory and logistical support investment required to address the increasing demand for these products. Marketplace reception has been very positive and new applications involving a combination of our other product offerings with the capabilities of the digital video equipment are being constantly proposed. New product offerings in 2007 are expected to include four new products that add built in Ethernet transmission capability to the uncompressed video links. These products are designed to meet the needs of customers who support an increasing array of traffic control or sensing equipment which communicate via Ethernet and/or are changing their systems from direct video to IP video.

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

Combining the Company’s wide variety of transmission products with available CWDM components permits the user to configure multiple variations of point-to-point or distributed linear optical networks for the transmission of video, audio, and data via a single optical fiber.

High Resolution Video Transmission Products

High Resolution Video Transmission Products include those used to remotely position a high-resolution display, such as a monitor or projector, from its video source. Because of the high bandwidth and fidelity required to transmit these signals, fiber optics is the only available means to transmit them further than approximately 1,000 feet. While VGA video, in the 1280 x 1024 pixel range, may be transmitted via copper using active baluns up to distances approaching 1,000 feet, the bandwidth required to transmit ultra high resolution 2048 x 2048 pixel RGB video limits the maximum transmission distance possible over copper wire to less than 100 feet. Management is not aware of any other fiber optic RGB video transmission system that meets the performance characteristics of the high-resolution RGB products that we currently offer. Three new products single fiber digital transmission systems for RGB, DVI and HD-SDI to address the latest video display systems are expected to be released this year. Applications for this technology include air traffic control, military control rooms, remote conference rooms, financial trading desks and public display messaging systems found in malls and airports.

IP -Video Products

The Company offers complete IP surveillance solutions for small to large size CCTV (Closed Circuit TV) applications. These products involve the digitization and compression of National Television System Committee (NTSC) and Phase Alternation by Line (PAL) video signal sources, thereby allowing transmission of video using Ethernet and IP. They are being offered to the security and traffic markets as well as to other markets whose users are looking for cost-effective, high quality video solutions over private and public networks. These solutions are optimized to address specific customer requirements by offering a broad range of products for each network building block (e.g., video codec/servers, software, storage, and Ethernet switches). These products provide compatibility between network components, high efficiency through modularity and scalability, improved effectiveness with the aid of powerful intelligent software tools, and reliability and availability of network services.

ELECTRO OPTICS SEGMENT (EO)

The EO segment is focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices under contract, primarily to government and defense industry customers. Less than 5% of the Company’s revenue is from the EO segment.

In EO, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. During the past decade, Optelecom-NKF has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom-NKF currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on. EO also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems.

The EO segment sales are pursued independent of other corporate sales functions. This segment relies on established contacts, response to request for proposals (RFP’s) and participation in technical conferences to market precision wound coils and other contract services.

RESEARCH AND DEVELOPMENT

During 2006 and 2005, the Company invested in the development of several new products. These products will permit us to increase our penetration of the markets we serve. With the addition of NKF in 2005, we increased our research and development staffing significantly. The Company is utilizing these additional resources to continue expanding its existing product lines with particular attention being applied to the IP marketplace. Our research and development expense for the years ended 2006, 2005 and 2004 were $3,624,000, $2,716,000 and $1,155,000 respectively.

Although the Company holds certain patents which relate to optical sensor technology and optical fiber networks, our business as a whole is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from other parties.

QUALITY MANAGEMENT SYSTEM

The Company maintains a Quality Management System fully compliant with ISO9001:2000 and maintains an ongoing certification to this standard. In keeping with our continuous improvement objectives, we continually implement significant enhancements to our quality performance metrics which track internal product defects, out-of-box failures, customer complaints, product repairs and new product design issues. With the goal of increasing customer satisfaction, management has continued to stress the importance of the Quality Management System and continues to utilize numerous quality tools, including a corrective action process, internal quality control audits and senior management review meetings. Additionally, the Company conducts material review meetings, performs MTBF (Mean Time Between Failure) calculations in order to determine product reliability and works closely with suppliers to reduce incoming material defects.

Both the Netherlands and the U.S.-based facilities perform routine and specialized manufacturing, assembly, and product testing functions. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs quality inspections along with optical and electrical testing. Raw materials and supplies used in our business include sheet metal, optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a factor in our ability to provide products. In 2006, we made advancements in the areas of decreasing the manufacturing defect rate, throughput cycle-time improvements, and work-in-progress (WIP) reductions as the result of embracing lean concepts. This progress is all part of continuous, long-term improvement efforts.

To proactively remove upcoming barriers to international sales, we also have embarked on an aggressive program to comply with Directive 2002/95/EC. This is often referred to as the ROHS directive (or “Lead-Free” legislation). This directive applies to the restriction of the use of certain hazardous substances in electrical and electronic equipment. In order to comply with the EU ROHS legislation all of these substances are being removed, or reduced to within maximum permitted concentrations for products to be sold within the European Union.

COMPETITION

We compete with other companies of roughly equal size that have similar resources as well as with much larger companies with greater resources. Our competitors include many privately held companies and some larger public corporations. The Company competes in two primary market segments, traffic and security surveillance. The competition in these markets has established mature sales channels that allow for continued market penetration in both domestic and international markets. We anticipate that the expansion of the Company’s sales and distribution channels worldwide will be the basis for sustained growth. The Company expects to increase its share of these expanding markets. We also will consider strategic acquisitions to enhance our planned internal growth.

SEASONALITY

The Company’s products are based on communications equipment technology. As such, seasonality affects our revenues to the extent that normal contracting activities are affected by capital budget seasonality. We are also impacted in areas with colder climates as some projects are planned to avoid the winter months.

EMPLOYEES

At December 31, 2006, the Company had 177 employees worldwide, including 65 in manufacturing, 50 in sales and marketing, 39 in research, development and engineering, 5 in Electro Optics, and 18 in general management, administration and finance. We expect a modest increase in headcount over the next 12 months.

Our U.S. employees are not represented by any collective bargaining organization; the NKF employees located in the Netherlands are part of a collective bargaining agreement. We consider our employee relations at both locations to be good.

CORPORATE

The Company’s principal executive offices are located at 12920 Cloverleaf Center Dr., Germantown, MD 20874. The Company’s telephone number is (301) 444-2200. The Company’s home page on the Internet is www.optelecom-nkf.com. The Company makes web site content available for informational purposes, which is not incorporated by reference into this Form 10-K.

Item 1A.	RISK FACTORS

Fluctuations in financial performance could harm our long-term growth strategy.

We have experienced and may, in the future, continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, but are not limited to, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold and timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls. Therefore, our business, financial condition, and operating results could be adversely affected if increased revenues are not achieved. If we fail to manage or anticipate our future growth effectively our business will suffer.

The loss of one or more of our major customers could adversely affect our business, financial condition and operating results.

For the twelve months ended December 31, 2006, approximately 14% of our revenues were accounted for by sales to five commercial customers. This is similar to the prior year when five customers represented 16% of our revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future product generations, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect our business, financial condition and operating results.

We face significant competition for our products and any failure to remain competitive would harm our operating results.

The markets in which we sell our products are highly competitive and characterized by rapidly changing technologies. We face significant competition from a large number of domestic and international competitors, some of which have larger product development, research and sales staffs. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development. Our future success will depend in part upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing such products or producing enhancements that meet these changing demands, or that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Our inability to develop and introduce new products or product enhancements in a timely manner or our failure to achieve market acceptance of a new product could have a material adverse effect on our business, financial condition and operating results and our efforts to remain competitive.

We continue to integrate and face risks in effectively managing the integration.

Achieving the maximum benefits of our merger with NKF will depend in part on the integration of technology, operations and personnel. We continue the integration process including a recent restructuring of our product development, manufacturing and sales processes. The challenges involved in this integration include the following:

•	Coordinating manufacturing operations in a rapid and efficient manner;

•	Combining product offerings and product lines effectively and quickly;

•	Integrating sales efforts so that customers can do business easily with the combined company;

•	Bringing together the companies’ marketing efforts so that the industry receives useful information about the merger;

•	Coordinating research and development activities to enhance introduction of new products and technologies; and

•	Persuading employees that Optelecom’s and NKF’s business cultures are compatible.

Also we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by Optelecom and NKF.

The acquisition of NKF also increased our risks relating to foreign currency risk exposure, increased financing costs as a result of increased borrowings to effectuate the transaction and increased debt. While management believes that the transaction will continue to be accretive, if it is not, we may be required to pursue equity or other financing to refinance the acquisition debt and enter into foreign currency hedges to reduce the exchange rate risk. Management believes that the individuals retained at NKF will continue the successful operations in the future and continue the effective management of NKF.

We borrowed $23.1 million of senior and subordinated notes in our acquisition of NKF.

In connection with the acquisition of NKF, we borrowed $23.1 million of senior and subordinated notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. By incurring new indebtedness, the related risks that we now face could intensify. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

Future Capital Needs; Uncertainty of Additional Funding

We believe that our current capital resources, including an existing $5,000,000 bank line-of-credit and future operating cash flows, will generate the funds needed for our long-term cash requirements. However, if our growth rate should exceed expectations, or if we should fail to generate the anticipated operating cash flows, we would be required to seek additional funding. In those circumstances, we would look to increase our line of credit and/or pursue equity financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If issuing equity securities raises additional funds, further dilution to existing stockholders will result. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate product research and development and overhead costs.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of service from these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.

In March 2007, the Company restructured its corporate structure to globally integrate the management functions previously established as individually and separately-managed units at its US and European facilities. Management believes these changes will help position the Company as a more effective global competitor while supporting our commitment to lead in innovation and customer satisfaction. Further they believe it will better position the Company to develop new markets and new alliances in a very dynamic environment as we pursue growth aggressively in both the video security and intelligent transportation markets and seek to develop a significant position in the Federal marketplace. While this and other restructurings may allow us to better align responsibilities and further expand and strengthen the management team, we face general business risks associated with any transition in roles and responsibilities.

Our common stock price is volatile, we have never paid dividends and our stock is subject to future dilution.

Our Common Stock currently trades on the NASDAQ Small-Cap Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that were unrelated to our operating performance. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of the Company or our competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by the Company or our competitors, regulatory developments in both the United States and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in our operating and product development results, may have a significant impact on the market price of our Common Stock.

We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. In addition, dilution will occur upon the exercise of outstanding stock options. Additionally, further dilution could be significant if we experience additional requirements to fund operations and decide to complete a future equity financing.

We face risks related to our international operations and revenue.

Our customers are located throughout the world. In addition, with the acquisition of NKF, we have significant offshore operations, including manufacturing, sales and customer support operations. Our operations outside North

America are primarily located in the Netherlands. Our international presence exposes us to certain risks, including the following:

•	our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	difficulties in establishing and enforcing our intellectual property rights;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations; and

•	potential adverse tax consequences.

Net revenue from customers outside North America accounted for 63%, 56%, and 24% of the Company’s total revenue in 2006, 2005, and 2004, respectively. We expect that revenue from customers outside North America will continue to account for a significant portion of our total net revenue. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

If we fail to manage our exposure to worldwide financial markets successfully, our operating results could suffer.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to manage these risks. A substantial portion of our net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily European currencies. A significant change in interest rates or movement in the European currencies compared to the U.S. Dollar would impact our operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the Securities and Exchange Commission.

Item 2.	PROPERTIES

The Company’s corporate office and domestic manufacturing facility is located at 12920 Cloverleaf Center Drive, Germantown, Maryland, where it leases 30,000 square feet of space, all of which is occupied by the Company. The lease expires in August of 2013. NKF maintains its corporate office and manufacturing facility in Gouda, the Netherlands where it leases approximately 36,000 square feet of space, all of which is fully occupied by NKF. This lease expires in March of 2015. The EO segment occupies a portion of the Germantown facility. The remainder of the Germantown facility and all of the Gouda facility are occupied by the CPS.

The Company also maintains sales offices in England, Spain, France and Singapore. Management believes that our facilities, which have been specifically designed and fitted to accommodate our requirements, are sufficient to meet our current and anticipated near-term growth needs.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of our shareholders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, representing its only class of publicly traded securities, is traded on the NASDAQ Small-Cap market under the symbol OPTC. Set forth below are the highest and lowest closing bid prices for the Common Stock as reported by NASDAQ during each quarter for the two years ended December 31, 2006 and 2005, respectively. Such quotations do not necessarily reflect actual transactions:

	Bid Price
Quarter Ended	High	Low

December 31, 2006	$11.24	$9.84
September 30, 2006	13.66	7.90
June 30, 2006	29.16	13.33
March 31, 2006	25.34	13.36
December 31, 2005	14.50	12.31
September 30, 2005	14.40	9.79
June 30, 2005	11.00	9.42
March 31, 2005	11.50	8.50

At March 15, 2007, the closing price of our Common Stock was $8.87.

There were 3,608,867 shares of Common Stock outstanding as of March 21, 2007, and 513 record holders as of such date. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain any future earnings to finance its operations and fund the growth of the business.

Listed below is information on the Company’s equity compensation plans as of December 31, 2006.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted	Equity Compensation
	be Issued Upon	Average	Plans (Excluding
	Exercise of Outstanding	Exercise Price of	Securities Reflected in
	Options	Outstanding Options	Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	350,404	$10.45	301,854
Equity compensation plans not approved by security holders	—	—	—

Totals	350,404	$10.45	301,854

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historic consolidated financial data for the periods and dates indicated that has been derived from the Company’s audited consolidated financial statements, which have been audited by the Company’s independent registered public accounting firm. The information set forth below is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31,	2006(a)	2005(a)	2004	2003	2002

Revenues, net	$39,484,021	$33,865,310	$19,395,147	$17,119,658	$14,908,554
Net income	1,554,102	2,681,915	1,594,612	3,553,266	1,644,120
Basic earnings per common share	0.45	0.83	0.50	1.18	0.58
Diluted earnings per common share	0.44	0.80	0.49	1.11	0.56
As of December 31,
Total assets	46,273,920	38,867,907	12,366,409	10,431,897	6,627,223
Long-term obligations	17,832,610	18,786,548	242,944	164,020	—
Stockholders’ equity	17,943,073	11,753,693	9,934,283	7,956,476	3,667,833

(a)	The results for 2006 and 2005 include the operations of NKF as of March 8, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Optelecom-NKF, Inc. manages its operations under two business segments: the Communication Products Segment (CPS) and the Electro-Optics Segment (EO). The CPS provides more than 97% of our revenue. We have operating centers in the U.S. and the Netherlands which include research and development (R&D), production, and logistics in each location, as well as global sales offices.

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

The CPS is committed to providing its customers with competitively priced, highly reliable, top quality equipment and solutions, along with outstanding technical advice and support. All products are developed and tested for real applications, particularly those that need to operate in challenging environmental conditions and across large distances between individual transmission sites. We are ISO 9001:2000 certified and dedicated to the ongoing improvement of our products and processes, applying a high level of quality monitoring to increase customer satisfaction.

The CPS has R&D, production, logistics, and expertise centers in the U.S. and the Netherlands. We have regional sales and support offices in the U.S., the Netherlands, France, Spain, England and Singapore. This setup enables us to offer a broad range of pre- and post-sales services to customers around the world.

The CPS aims to become a leading producer and supplier of powerful, intelligent network video solutions by providing reliable and profitable products and services that strive to enable customers around the world to reduce their total cost of ownership and enhance the effectiveness of their applications.

The EO is focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices under contract, primarily to government and defense industry customers.

In the EO, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. During the past decade, Optelecom-NKF has received U.S. Government contracts to investigate advanced manufacturing technology related to gyro coil winding. Optelecom-NKF currently pursues this tradition of business development and continues to seek out technology development opportunities with potential for production follow-on. The EO also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems.

RESULTS OF OPERATIONS

The Company has been in a transition to accommodate an industry-wide shift from video transmission over fiber optics to Internet Protocol (IP)/Ethernet based solutions. To this end the Company acquired NKF in 2005 as a means of obtaining a robust IP product line and global sales capability with IP products and solutions.

In March 2007, the Company restructured its operations to globally align all operating areas of the business to address the continually changing technology trends within the industry. Management is committed to taking the steps necessary to successfully compete in our primary markets of security and surveillance and traffic management and putting the Company on a trajectory of strong and sustained growth in revenues and profits.

Operating Segments

The Company’s products are categorized into two operating segments: the CPS and the EO segment. The financial results for the two operating segments have been prepared on a basis that is consistent with the manner in which management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.

COMMUNICATION PRODUCTS SEGMENT

Communication Products Segment	2006	2005	2004

Net Sales	$38,480,524	$32,895,781	$17,952,579
Gross Profit	23,089,849	20,099,989	10,553,077
Total Operating Expense	20,413,149	15,685,049	8,622,432
Operating Income	$2,676,700	$4,414,940	$1,930,645

2006 sales for the CPS of $38.5 million were $5.6 higher than 2005 sales of $32.9 million. This increase is attributed to the acquisition of NKF and growth in our international operations. NKF CPS sales were $24.0 million while the U.S. CPS sales were $14.5 million. As stated above, the U.S. suffered a slight decline in sales due to an ongoing shift within the market to IP products. In 2006, the Company began introducing a new line of IP products to address this market shift within the U.S.

The increase of almost $14.9 million in 2005 compared to 2004 is primarily the result of the acquisition of NKF in March 2005. The Company also continued to add independent sales representative organizations and integrators both domestically and internationally over the past three years.

Gross profit during 2006 of $23.1 million, or 60% of sales, was slightly higher than the 2005 gross profit of $20.1 million, or 61% of sales. The increase of $3.0 million is primarily the result of the acquisition of NKF and related growth in our international operations. The lower gross profit margin in 2004 compared to the recent two years is mainly attributable to significantly lower margins on a large installation for the Olympic Games in Athens, Greece as management determined that the benefit of having our technology showcased at this premier venue provided exposure to a level of potential customers that could not be easily reached otherwise.

Operating expenses were $20.4 million in 2006 compared to $15.7 million in 2005, an increase of 30%. All expense comparisons reflect the results of incorporating NKF operating expenses for the entire twelve-month period of 2006 as compared to slightly less than ten months in 2005. The current year increase compared to 2005 is from four primary areas: additional personnel and costs in the sales and engineering functions of $2.7 million, stock compensation of approximately $1.0 million, additional Sarbanes Oxley and other financial compliance costs of $0.5 million and additional incentive compensation accruals of $0.3 million compared to 2005.

Personnel and other costs increased in the Company’s sales and engineering functions due to the Company’s plan to recruit additional Regional Sales Managers, revitalize the independent representative networks, and accelerate the development of IP products, specifically the Siquratm Intelligent Video Technology Suite.

The required implementation in the first quarter of 2006 of accounting standard SFAS 123R has had a material impact on our costs in the current period. The Company recognized $1.0 million of stock based compensation expense during the fiscal year 2006. This resulted in a tax affected decrease in the basic and diluted earnings per share of $0.22. Per accounting guidelines, the expense is allocated to each operational area. $0.2 million of stock-based compensation is included in the cost of goods. The remaining $0.8 million is included in operating expenses.

The increased costs associated with anticipated compliance with Sarbanes-Oxley requirements and other financial compliance costs will likely continue in 2007 as we become compliant with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Other financial compliance costs include the transition to a new Chief Financial Officer and Controller in 2006. These costs are recorded in general and administrative expenses.

The Company accrued for additional incentive compensation in the current period for the annual management and staff incentive plans when compared to 2005. The increase is driven by improvements in revenue in the current period combined with continued success in our European operations. This accrual is primarily included in general and administrative expenses.

The Company’s management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new products to the marketplace.

ELECTRO-OPTICS SEGMENT

	2006	2005	2004

Net Sales	$1,003,497	$969,529	$1,442,568
Gross Profit	342,652	270,953	575,247
Total Operating Expense	97,772	91,751	235,917
Operating Income	$244,880	$179,202	$339,330

Electro-Optics sales of $1.0 million in 2006 and Operating Income of $0.2 million were equivalent to 2005. The decrease in 2005 compared to 2004 is primarily attributable to lower sales under the contract research and development portion of the business while there was a slight increase in sales of the coil winding division from 2004 to 2005. As a significant amount of operating cost for the EO segment are fixed, gross margin is directly impacted by fluctuations in sales.

OTHER INCOME (EXPENSE)

	2006	2005	2004

Interest expense — line of credit	$(25,570)	$(7,251)	$—
Interest expense — long term notes / other	(1,193,129)	(1,105,150)	(4,453)
Interest / other income	32,230	37,787	24,768

Total other income (expense)	$(1,186,469)	$(1,074,614)	$20,315

Other expense totaled $1.2 million in 2006 compared to $1.1 million in 2005. Interest expense for 2005 increased from 2004 as a result of the issuance of long term debt facilities associated with the NKF acquisition. This debt continued to account for the substantial majority of other expense in 2006.

INCOME TAXES

The effective tax rates for 2006, 2005 and 2004 were 10.5%, 23.8% and 30.3%, respectively. The decrease in the tax rate in 2006 was attributed primarily to the reduction of the statutory income tax rate in the Netherlands from 29.6% to 25.5%. The Company evaluates the realizability of its deferred tax assets each quarter. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, reversal of temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Management continues to believe that it is more likely than not that the Company will be able to use its net operating losses (“NOLs”) and tax credit carry forwards prior to their expiration.

Impact of Inflation

Inflation did not have a significant effect on the operations of the Company during 2006, and we do not expect it to have a significant effect during 2007.

FINANCIAL CONDITION

The Company’s stockholders’ equity increased from $11.8 million at December 31, 2005 to $17.9 million at December 31, 2006, an increase of $6.1 million. This is the result of recording net income in the current year of $1.6 million, the exercise of stock options and purchase of shares in the employee stock purchase plan totaling $1.3 million, $1.0 million related to recognition of stock compensation per SFAS 123R, and additional comprehensive income from the unrecognized foreign exchange gain between the Euro and U.S. Dollar totaling $2.4 million. The deferred compensation is for stock issued to senior management and directors.

Other key components of Optelecom-NKF’s financial condition include accounts receivable, inventory, fixed assets and accounts payable. The Company’s current ratio has increased to 1.95 at December 31, 2006 compared to 1.85 at December 31, 2005. This increase is attributed to a $2.5 million increase in accounts receivable plus a $1.5 million increase in inventory levels. The additional inventory is intended to provide additional in-stock items to meet the delivery needs of our customers. The higher levels of accounts receivable resulted from increased revenues in the second half of 2006 with strong sales in the later part of the year.

The following chart shows the composition of inventory for the past three years:

	2006	2005	2004

Production Materials	$3,430,687	$2,573,578	$1,604,605
Work in Process	785,472	498,885	192,145
Finished Goods	2,050,134	1,574,360	1,164,264
Allowance for Obsolescence	(507,327)	(434,171)	(93,132)

TOTAL	$5,758,966	$4,212,652	$2,867,882

In 2006, there was a slight decrease in net fixed assets. The fixed asset additions for the improvement and expansion of engineering and our product line transitions to IP/Ethernet capabilities along with additions related to our information technology were offset by the increased accumulated depreciation. The Company’s current liabilities increased $2.2 million from $8.3 million in 2005 to $10.5 million in 2006 primarily as a result of an increase of $1.1 million in accounts payable, and the $0.8 million draw from the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided positive cash flow of $0.4 million in 2006 compared to cash provided by operating activities of $7.8 million in 2005 and $2.3 million in 2004. The decline in cash provided by operating activities is primarily a result of the decline in income combined with significant increases in accounts receivable and inventory.

Cash used in investing activities decreased significantly in 2006 to $0.5 million compared to $16.7 million in 2005 due to the acquisition of NKF for net cash of $16.3 million in March 2005. The Company continued to purchase capital assets during 2006 and 2005 in an effort to improve and expand its product capabilities and infrastructure.

During 2006, cash used in financing activities of $0.2 million compared to providing $9.1 million during 2005. The significant decline was predominately from cash provided by financing activities in 2005 as a result of the borrowings on notes payable related to the NKF acquisition. Additionally, proceeds from the exercise of stock options and common stock issued from the employee stock purchase plan totaled $0.5 million during 2005.

Under its current banking facility, the Company has the ability to borrow up to $5.0 million as of December 31, 2006, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD. The borrowing base under the facility is equal to between 60% — 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75% depending on the Company’s leverage position. As of December 31, 2006, the Company had $800 thousand in outstanding borrowings on it bank line-of-credit. The Company had $4.2 million available under its line-of-credit at December 31, 2006. The interest rate on the revolving line of credit at December 31, 2006 was 8.6%.

The Company is required to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was not in compliance with one of these covenants at December 31, 2006, however the Company received a waiver from the bank related to the noncompliance. The noncompliance was a shortfall in maintaining a minimum current ratio.

The Company’s future working capital needs will be financed by our operating cash flow and continued use of the line-of-credit. In the event that operating cash flows become insufficient to meet funding needs, the Company may be required to scale back or eliminate product research and development and overhead costs.

Our contractual obligations as of December 31, 2006 are as follows:

		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years

Long-term debt obligations(1)	$16,198,041	$1,547,978	$14,650,063	$—	$—
Capitalized lease obligations	115,880	71,170	44,710	—	—
Operating lease obligations(2)	7,750,235	1,144,642	3,104,992	2,085,319	1,415,282
Other long-term liabilities	3,137,837	—	788,532	—	2,349,305

Totals	$27,201,993	$2,763,790	$18,588,297	$2,085,319	$3,764,587

(1)	As described above, in connection with the acquisition of NKF, the Company entered into new acquisition related debt instruments.

(2)	Operating leases include our office space in the U.S., Netherlands, Spain, France and the U.K. Total rental expense under these leases was $1,023,446 and $994,771 for fiscal years 2006 and 2005 respectively.

The increase in goodwill and intangibles is the result of the fluctuation in foreign exchange rates between the Euro and U.S. Dollar offset somewhat by amortization of intangibles of approximately $664,000 for the fiscal year 2006.

NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 effective January 1, 2007. The cumulative effect, if any, will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for its year ending December 31, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issues for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

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

We consider certain accounting policies related to revenue recognition, impairment of long lived assets, valuation of accounts receivable, inventory and income taxes to be critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition — Revenue from commercial sales is recognized when products are shipped and title passes pursuant to the terms of the agreement with the customer, the amount from the customer is fixed and collectibility is reasonably assured. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Management evaluates the warranty reserve on at least a quarterly basis.

Impairment of Long Lived Assets — In connection with our acquisition of NKF during 2005, the Company’s long-lived assets increased significantly primarily related to acquired goodwill and other intangibles. With respect to acquired goodwill and intangibles with indefinite lives that are not amortized, we are required to perform an impairment test annually under SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires us to make certain difficult, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units, which are the same as our segments. We measure fair value on the basis of discounted expected future cash flows. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. For long-lived assets with definite lives that are subject to amortization, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to exercise judgment in assessing whether an event of impairment has occurred by comparing the carrying value of these assets with the expected future cash flows generated by the assets. As of December 31, 2006, no such impairments have occurred.

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

Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. We are exposed to financial market risks, primarily related to changes in foreign currency exchange rates. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of December 31, 2006. Actual results may differ materially.

Foreign Currency Risk

We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the year ended December 31, 2006, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $2.4 million by approximately $0.2 million. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted above are based on a sensitivity analysis performed as of December 31, 2006. Actual results may differ materially.

Interest Rate Risk

At December 31, 2006, we are exposed to interest rate risk to the extent that interest rate changes expose our fixed rate long-term debt to changes in fair value. As of December 31, 2006, we had $9.8 million of fixed rate long-term debt.

The long term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying value of the Company’s senior note payable approximates fair value. The carrying value and the fair value of the Company’s subordinated note payable are $9.7 million and $10.5 million, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optelecom-NKF, Inc.

We have audited the accompanying consolidated balance sheet of Optelecom-NKF, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom-NKF, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

We have also audited Schedule II for each of the three years in the period ended December 31, 2006. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON, LLP

Baltimore, Maryland
March 28, 2007

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31

	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,571,380	$3,046,353
Accounts and contracts receivable, net of allowance for doubtful accounts of $624,925 and $554,469	9,221,646	6,731,373
Inventories, net	5,758,966	4,212,652
Deferred tax asset — current	904,955	820,830
Prepaid expenses and other current assets	1,046,473	640,050

Total current assets	20,503,420	15,451,258
Property and equipment, less accumulated depreciation of $6,377,285 and $5,338,966	2,488,243	2,677,865
Deferred tax asset — non-current	1,284,272	589,010
Intangible assets, net of accumulated amortization of $1,288,104 and $623,705	8,124,315	7,719,737
Goodwill	13,677,830	12,430,037
Other assets	195,840	—

TOTAL ASSETS	$46,273,920	$38,867,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,370,834	$2,235,665
Accrued payroll	2,104,753	1,616,988
Commissions payable	220,615	539,352
Current portion of capitalized leases	71,170	72,021
Bank line of credit	800,000	—
Current portion of notes payable	1,547,978	1,592,978
Accrued warranty reserve	430,592	308,570
Taxes payable	576,690	568,147
Other current liabilities	1,375,605	1,393,945

Total current liabilities	10,498,237	8,327,666
Notes payable	14,650,063	15,794,050
Deferred tax liability	2,101,671	2,353,500
Interest Payable	788,532	235,399
Capitalized leases	44,710	115,880
Other liabilities	247,634	287,719

Total liabilities	28,330,847	27,114,214

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.03 par value — shares authorized, 15,000,000; issued and outstanding, 3,495,382 and 3,301,414 shares as of December 31, 2006 and December 31, 2005, respectively	104,861	99,042
Additional paid-in capital	14,497,358	12,255,978
Accumulated other comprehensive income (loss)	569,730	(1,818,350)
Treasury stock, 162,672 shares, at cost	(1,265,047)	(1,265,047)
Retained earnings	4,036,171	2,482,070

Total stockholders’ equity	17,943,073	11,753,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,273,920	$38,867,907

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004

Revenues	$39,484,021	$33,865,310	$19,395,147
Cost of goods sold	16,051,521	13,494,368	8,266,823

Gross profit	23,432,500	20,370,942	11,128,324
Operating expenses:
Engineering	4,606,611	3,576,178	1,593,174
Selling and marketing	8,268,656	6,583,980	3,522,709
General and administrative	7,006,010	4,992,937	3,742,466
Amortization of intangible assets	629,644	623,705	—

Total operating expenses	20,510,921	15,776,800	8,858,349
Income from operations	2,921,579	4,594,142	2,269,975
Other (expense) income:
Interest (expense) income, net	(1,186,469)	(1,074,614)	20,315
Income before income taxes	1,735,110	3,519,528	2,290,290
(Provision) for income taxes	(181,008)	(837,613)	(695,678)

Net income	$1,554,102	$2,681,915	$1,594,612

Basic earnings per share	$0.45	$0.83	$0.50

Diluted earnings per share	$0.44	$0.80	$0.49

Weighted average common shares outstanding — basic	3,436,696	3,250,097	3,159,285

Weighted average common shares outstanding — diluted	3,561,635	3,355,623	3,264,807

Net income	$1,554,102	$2,681,915	$1,594,612
Foreign currency translation	2,388,080	(1,803,184)	(15,166)

Comprehensive income	$3,942,182	$878,731	$1,579,446

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004

Cash Flows From Operating Activities
Net income	$1,554,102	$2,681,915	$1,594,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,394,414	1,359,019	430,180
Accounts receivable provision	(45,699)	45,162	41,111
Inventory provision	41,683	—	(186,859)
Stock based compensation	949,331	39,308	24,900
Stock issued for payment of interest	—	213,626	—
Deferred rent	23,393	37,824	123,924
Deferred tax asset (benefit)	(1,212,693)	(727,958)	553,816
Other	98,293	168,600	103,540
Change in assets and liabilities:
Accounts and contracts receivable	(3,538,971)	(97,031)	(221,742)
Inventories	(1,347,615)	1,084,381	(20,023)
Prepaid expenses and other assets	(354,324)	20,724	(179,416)
Other assets	(186,335)	(9,882)	—
Accounts payable	952,075	631,775	(253,445)
Decrease in restricted certificate of deposit	—	—	129,368
Other current liabilities	2,029,853	2,353, 322	153,726

Net cash provided by operating activities	357,507	7,800,785	2,293,692

Cash Flows (used in) Investing Activities
Investment in NKF Electronics B.V., net cash acquired	—	(16,267,291)	—
Capital expenditures	(493,961)	(401,065)	(948,363)

Net cash used in investing activities	(493,961)	(16,668,356)	(948,363)

Cash Flows From Financing Activities Borrowings on bank line-of-credit payable	800,000	—	—
Borrowing on notes payable	—	14,607,080	—
Payments on notes payable and capital leases	(2,307,537)	(5,997,023)	(67,500)
Proceeds from issuance of common stock	49,599	65,818	59,569
Proceeds from exercise of stock options	1,248,269	453,327	190,680

Net cash (used in) provided by financing activities	(209,669)	9,129,202	182,749

Effect of exchange rates on cash and cash equivalents	871,150	(134,237)	3,015
Net increase in cash and cash equivalents	525,027	127,394	1,531,093
Cash and cash equivalents — beginning of period	3,046,353	2,918,959	1,387,866

Cash and cash equivalents — end of period	$3,571,380	$3,046,353	$2,918,959

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$1,186,469	$652,330	$5,445

Cash paid during the year for income taxes	$1,122,462	$772,953	$57,564

Supplemental information on non-cash investing and financing activities:
Notes and capital lease obligations incurred for new equipment	$—	$205,475	$—

The accompanying notes are an integral part of these consolidated financial statements

OPTELECOM-NKF, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

						Accumu-
						lated
						Other		Total
				Deferred		Compre-		Stock-
	Number	Common	Additional	Compen-	Accumulated	hensive	Treasury	holders’
	of Shares	Stock	Paid-in Capital	sation	Deficit	Income	Stock	Equity

BALANCE, JANUARY 1, 2004	3,114,898	$93,446	$10,957,061	$(14,855)	$(1,794,457)	$(19,672)	$(1,265,047)	$7,956,476
Common stock issued from exercise of options	52,545	1,577	189,103	—	—	—	—	190,680
Common stock issued from employee stock purchase plan	7,666	230	59,339	—	—	—	—	59,569
Foreign currency translation	4,000	120	43,040	(43,160)	—		—	—
Stock based compensation	—	—	—	24,900	—	—	—	24,900
Write off discount on stock	—	—	—		—	(10,246)	—	(10,246)
Net income	—	—	103,540	—	—	14,752	—	118,292
	—	—	—	—	1,594,612	—	—	1,594,612

BALANCE, DECEMBER 31, 2004	3,179,109	95,373	11,352,083	(33,115)	(199,845)	(15,166)	(1,265,047)	9,934,283

Common stock issued from exercise of options	83,199	2,495	450,832	—	—	—	—	453,327
Common stock issued from employee stock purchase plan	8,679	261	65,557	—	—	—	—	65,818
Issuance of common stock	30,427	913	252,713	(40,000)	—	—	—	213,626
Stock based compensation	—	—	—	39,308	—	—	—	39,308
Foreign currency translation	—	—	—	—	—	(1,803,184)	—	(1,803,184)
Tax benefit from exercise of options	—	—	168,600	—	—	—	—	168,600
Net income	—	—	—	—	2,681,915	—	—	2,681,915

BALANCE, DECEMBER 31, 2005	3,301,414	99,042	12,289,785	(33,807)	2,482,069	(1,818,350)	(1,265,047)	11,753,692
Common stock issued from exercise of options and warrants	180,691	5,421	1,242,848	—	—	—	—	1,248,469
Common stock issued from employee stock purchase plan	4,277	128	49,471	—	—	—	—	49,599
Reclassification of unamortized deferred compensation	—	—	(33,807)	33,807	—	—	—	—
Stock awards	9,000	270	388,639	—	—	—	—	388,639
Stock based compensation	—	—	560,692	—	—	—	—	560,692
Foreign currency translation	—	—	—	—	—	2,388,080	—	2,388,080
Net income	—	—	—	—	1,554,102	—	—	1,554,102

BALANCE, DECEMBER 31, 2006	3,495,382	$104,861	$14,497,358	$—	$4,036,171	$569,730	$(1,265,047)	$17,943,073

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Revenue Recognition — Revenue from commercial sales is recognized when products are shipped and title passes pursuant to the terms of the agreement with the customer, the amount from the customer is fixed and collectibility is reasonably assured. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. All shipping and handling fees and related costs are recorded as components of cost of goods sold.

Product Warranty — In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods generally ranging from two to five years. Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The following is a summary of the Company’s continuing warranty obligation for the years ended December 31:

	2006	2005

Balance, beginning of year	$308,570	$130,084
Provision for warranty obligations	182,338	242,585
Charges of warranty obligations	(60,316)	(64,099)

Balance, end of year	$430,592	$308,570

Inventories — Production materials are valued at the lower of cost or market applied on a standard cost basis. Work-in-process and finished goods inventory includes direct labor, materials, and overhead and are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

turnover. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Intangibles and goodwill — Intangibles and goodwill acquired in connection with business acquisitions, are stated at their fair value on the date of purchase. The cost of intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of three to eleven years. The recoverability of carrying values of amortizable intangible assets is evaluated on a recurring basis whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount which the carrying amount of the assets exceeds their fair value. Goodwill and intangibles with indefinite lives are not amortized, but are subject to an annual impairment test, pursuant to the provision of FAS No. 142: Goodwill and Other Intangible Assets. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of goodwill or intangible assets resulting from these impairment tests during 2006. All the goodwill relates to the Communications Products Segment.

Research and Development Costs — Research and development costs are expensed as incurred as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $3,624,000, $2,716,000, and $1,155,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R is effective for our fiscal year beginning January 1, 2006. Adoption of the expense provision of SFAS 123R had a material impact on our result of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006, with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. Share-based tax-affected compensation expense recognized under SFAS 123R for the year ending December 31, 2006 was $0.8 million. This resulted in a $0.22 decrease in both basic and diluted earnings per share for the year ended December 31, 2006. As of December 31, 2006, total unamortized compensation expense related to non-vested share-based compensation was $822,823 and is expected to be recognized over a period of two years.

Prior to the adoption of SFAS 123R, the Company accounted for share-based awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations which provided that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option. Under the intrinsic value method, no share-based

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

compensation expense had been recognized in the Company’s operating results because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with Statement of Financials Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financials Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the Company provided pro forma information regarding net earnings and net earnings per share as if compensation costs for the Company’s share-based awards had been determined in accordance with the fair value method.

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the years ending December 31, 2005 and 2004.

	Dec. 31	Dec. 31
	2005	2004

Net Income	$2,681,915	$1,594,612
Less Stock-based compensation costs, net of income tax, as if fair value method had been applied	(682,770)	(657,538)

Net income, pro forma	$1,999,145	$937,074
Basic earnings per share:
As reported	$0.83	$0.50
Pro forma	$0.62	$0.30
Diluted Earnings per Share:
As reported	$0.80	$0.49
Pro forma	$0.59	$0.29

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

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2006, the Company maintained cash totaling $3,414,940 in foreign bank accounts.

Fair Value of Financial Instruments — The carrying amounts approximate fair value of the Company’s cash and short-term financial instruments. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying value of the Company’s senior note payable approximates fair value. The carrying value and the fair value of the Company’s subordinated note payable are $9,692,322 and $10,511,000, respectively.

Earnings Per Share — Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding adjusted for all dilutive potential common shares. The dilutive impact, if any, of the common stock equivalents outstanding during the period is measured by the treasury stock method. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 196,259 shares of common stock were outstanding during the year but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The computation of weighted average shares outstanding for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Basic Earnings Per Share:
Earning available to common stockholders	$1,554,102	$2,681,915	$1,594,612

Weighted average common shares outstanding	3,436,696	3,250,097	3,159,285

Basic earnings per share	$0.45	$0.83	$0.50

Diluted Earnings Per Share:
Earning available to common stockholders	$1,554,102	$2,681,915	$1,594,612

Weighted average common shares outstanding	3,436,696	3,250,097	3,159,285
Effect of stock options and warrants	124,939	105,526	105,522

Diluted Shares	3,561,635	3,355,623	3,264,807

Diluted earnings per share	$0.44	$0.80	$0.49

Comprehensive Income — Accumulated other comprehensive income (loss) at December 31, 2006 and 2005 consists solely of foreign currency translation adjustments totaling $3,942,182 and $878,731, respectively.

Comprehensive income for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Net Income	$1,554,102	$2,681,915	$1,594,612
Other comprehensive income:
Foreign currency translation adjustment	2,388,080	(1,803,184)
Other	—	—	(15,166)

Comprehensive income	$3,942,182	$878,731	$1,579,446

Recent Accounting Pronouncements — In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 effective January 1, 2007. The cumulative effect, if any, will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for its year ending December 31, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated results of operations or financial position.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issues for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

2.	Acquisition of NKF Electronics

On March 8, 2005,the Company completed the acquisition of NKF Electronics, B.V. a private company with limited liability, incorporated in the Netherlands (“NKF”), pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the “Purchase Agreement”) by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands (“Draka”), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, a direct wholly-owned subsidiary of Draka (“Vastgoed” together with Draka — the “Sellers”). NKF, which is included exclusively in the Communication Products segment, focuses on business opportunities in the worldwide optical communication equipment marketplace. The acquisition was undertaken to give the Company a strong position in this market through expanded and diversified revenue streams, enhanced research and development capabilities, and a more extensive sales and service organization, addressing the world-wide marketplace for the products of both companies.

Pursuant to the Purchase Agreement, the Company acquired from the Sellers and the Sellers sold, all of the outstanding stock of NKF for the following consideration (the “Acquisition Consideration”): (a) $9,152,870 in cash; (b) $5,454,210 paid in cash to retire NKF’s inter-company debt owed to the Seller; and (c) a Euro denominated Subordinated Promissory Note in the principal amount of $9,794,362, and (d) closing costs of $2,028,059. The amount of consideration was determined on the basis of arm’s length negotiations between the Company and the Sellers. The results from NKF operations have been consolidated since its acquisition on March 8, 2005.

The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the net assets acquired, including identified intangible assets and

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

goodwill. The following table summarizes the total purchase price and estimated fair values of the assets acquired and liabilities assumed.

Cash paid at closing to Seller	$14,607,080
Note tendered at closing to Seller	9,794,362
Direct acquisition costs	2,028,059

Total purchase price	$26,429,501

Fair value of identified assets acquired and liabilities assumed:
Cash	$367,848
Accounts receivable, net	4,176,080
Inventory	2,707,358
Other current assets	170,777
Fixed assets	1,109,467
Intangible assets	9,511,512
Goodwill	13,921,322

Total Assets Acquired	31,964,364

Liabilities assumed	(2,515,783)
Deferred tax liability	(3,019,080)

Net Assets Acquired	$26,429,501

The changes in goodwill and intangibles from the date of acquisition to December 31, 2006 result from foreign exchange fluctuations. Goodwill is not expected to be tax deductible and is allocated entirely to the Communication Products segment. The acquired intangible assets were as follows:

	Estimated Fair	Weighted Average
	Value	Amortization Period (Year)

Customer Relationships	$7,071,260	11
Employment Agreement	305,532	3

Total Intangibles subject to amortization	7,376,792	10.7
Tradename and trademark — not subject to amortization	2,134,720	N/A

Total	$9,511,512	10.7

For the year ended December 31, 2006 and 2005 , amortization expense for customer relationships and the employment agreement totaled $629,644 and $623,705 respectively. Estimated future aggregate annual amortization expense for intangible assets is as follows:

Year	Amount

2007	744,685
2008	659,815
2009	642,841
2010	642,841
2011	642,841
Thereafter	2,675,378

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

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

3.	ACCOUNTS AND CONTRACTS RECEIVABLE

Accounts and contracts receivable consisted of the following at December 31:

	2006	2005

Accounts and contracts receivable	$9,846,571	$7,285,842
Less: Allowance for doubtful accounts	(624,925)	(554,469)

	$9,221,646	$6,731,373

4.	INVENTORIES

Inventories consisted of the following at December 31:

	2006	2005

Production materials	$3,430,687	$2,573,578
Work in process	785,472	498,885
Finished goods	2,050,134	1,574,360
Allowance for obsolescence	(507,327)	(434,171)

Net	$5,758,966	$4,212,652

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2006	2005

Laboratory equipment	$3,484,756	$3,216,911
Office equipment	2,569,467	2,285,767
Furniture and fixtures	226,204	204,054
Leasehold improvements	1,459,440	1,309,660
Computer hardware and software	1,125,660	1,000,439

	8,865,527	8,016,831
Less accumulated depreciation and amortization	(6,377,284)	(5,338,966)

Net property and equipment	$2,488,243	$2,677,865

Assets under capital leases are included in the above categories and consisted of the following:

	2006	2005

Laboratory equipment	$85,171	$85,171
Office equipment	268,447	268,447

	353,618	353,618
Less accumulated amortization	(178,047)	(124,979)

Net assets under capital leases	$175,571	$228,639

Depreciation expense was $799,972, $735,314 and $430,180 for the years ended December 31, 2006, 2005 and 2004 respectively.

6.	INCOME TAXES

The components of income before income taxes consisted of the following for the years ended December 31:

	2006	2005	2004

U.S. Operations	$(1,838,904)	$(609,691)	$2,111,653
Non-U.S. Operations	3,574,014	4,129,219	178,637

	$1,735,110	$3,519,528	$2,290,290

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The components of the expense (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

Current Expense (Benefit)	2006	2005	2004

U.S. Operations	$1,683	$(2,850)	$29,299
Non-U.S. Operations	1,067,339	1,568,421	—

	1,069,022	1,565,571	29,299

Deferred Expense (Benefit)
U.S. Operations	(586,541)	(322,873)	605,189
Non-U.S. Operations	(301,473)	(405,085)	61,190

	(888,014)	(727,958)	666,379

Total	$181,008	$837,613	$695,678

The difference between the federal income tax expense (benefit) and the amount computed applying the statutory federal income tax rate are summarized as follows for the years ended December 31:

	2006	2005	2004

United States Federal tax at statutory rates	34.0%	34.0%	34.0%
(Reduction) increase of taxes:
State taxes, net of federal benefit	(2.1)	(0.3)	3.3
Valuation allowance related to net deferred tax assets	—	—	—
Foreign rate differential	(8.5)	(2.7)	—
Business tax credits	(4.7)	(2.0)	(6.9)
Change in tax rates	(17.4)	(4.8)	—
Permanent differences	7.3
Other	1.9	(0.4)	(0.1)

Effective income tax rate	10.5%	23.8%	30.3%

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows:

	2006	2005

Gross deferred tax assets:
Excess book depreciation	$—	$3,761
Inventory	264,009	207,944
Accrued vacation	72,698	69,731
Deferral of rent expense	90,734	82,162
Bad debt reserve	101,141	125,338
Tax credits	624,032	546,213
Other	212,917	153,666
Net operating loss — non-US	—	170,495
Net operating loss	994,972	672,649

Deferred tax assets	2,360,503	2,031,959
Gross deferred tax liabilities:
Intangibles	(2,071,710)	(2,314,587)
Excess tax depreciation	(108,890)	(190,762)
Unrealized exchange gain	(37,387)	(402,923
Other	(54,960)	(67,347)

Deferred tax liabilities	(2,272,947)	(2,975,619)

Net deferred tax liabilities	$(87,556)	$(943,660)

The Company intends to reinvest the undistributed 2006 earnings of foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the years ended December 31, 2006 and 2005 do not include any provisions for U.S. federal and state taxes on the projected amount of these undistributed earnings.

During 2006, 180,691 stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R) the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.

As of December 31, 2006 and 2005, the Company had tax effected net operating loss and business tax credit carryforwards of approximately $1,692,000 and $673,000, respectively, for U.S. income tax purposes. These carryforwards begin to expire in the year 2020. As of December 31, 2006, the Company had business tax credit and alternative minimum tax credit carryforwards of approximately $572,000 and $52,000, respectively. The business tax credits begin to expire in 2019 and the alternative tax credits do not expire.

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
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. Based on the weight of the positive and negative evidence and the information available, the Company believes that it is more likely than not that its deferred tax assets will be realized.

7.	NOTES PAYABLE

Notes payable consist of the following:

	December 31,	December 31,
	2006	2005

Senior term facility with a bank due February 2009	$6,483,220	$8,624,848
Subordinated note due March 2010	9,692,322	8,694,680
Other	22,500	67,500

	16,198,042	17,387,028
Less Current Portion	(1,547,978)	(1,592,978)

	$15,650,064	$15,794,050

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

The cash portion of the purchase price was funded by a $14.6 million senior term facility provided by a Bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%. The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior Debt divided by EBITDA. As of December 31, 2006, the interest rate on this facility was 8.60%. The term loans are subject to a seventy two month amortization which is payable over four years via a balloon payment in month 48. Principal and interest are payable on a monthly basis. The Company made approximately $2.2 million and $5.8 million USD payments on this loan during 2006 and 2005 respectively.

The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010. This Euro denominated note experienced a reduction of $102,040 due to the impact of exchange rate changes.

Under its current banking facility, the Company has the ability to borrow up to $5.0 million under its existing bank line-of-credit as of December 31, 2006, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD. The borrowing base under the facility is equal to between 60% — 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

The revolving line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75% depending on the Company’s leverage position. As of December 31, 2006, the Company had $800,000 outstanding on its bank line-of-credit with an effective interest rate of 8.6%.

Obligations to the bank under the acquisition debt and the line of credit are secured by the Company’s assets. This includes our accounts, inventory, equipment, securities, property, cash and non-cash proceeds and products. The subordinated note is secured by a Deed of Pledge in the capital of NKF. The pledged shares constitute 35% of the issued share capital of NKF. This note is subordinate to the security interest of the bank.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Both the revolving line of credit and bank term loan require the Company to comply with certain financial ratios including maintaining a minimum current ratio, a maximum debt to worth ratio, a maximum funded debt to EBITDA ratio and a minimum tangible net worth ratio. The Company was not in compliance with one of these covenants at December 31, 2006, however the Company received a waiver from the bank related to the noncompliance. The noncompliance was a shortfall in maintaining a minimum current ratio.

The Company took delivery of capital equipment for its manufacturing operations in March 2003 and incurred a promissory note with the vendor. The note principal was $180,000 and is payable in semi-annual installments of $22,500 beginning June 2003 through December 2006, with interest payable at the rate of 4.40%.

Schedule maturities on all company notes payable are as follows for each of the next five years:

Year Ended December 31:

2007	1,547,978
2008	1,525,478
2009	3,432,263
2010	9,692,322
2011	—

$16,198,042

8.	COMMITMENTS AND CONTINGENCIES

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

NKF has leases for office and sales facilities located in the Netherlands which expires in March 2015, in France which expires in June 2009 and in Spain which expires in April 2007. Optelecom Europe, Ltd. has a monthly lease for office and sales facilities.

As of December 31, 2006, future net minimum rental payments required under capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year Ended December 31:	Operating	Capital	Total

2007	$1,152,383	$78,979	$1,231,362
2008	1,115,217	46,283	1,161,500
2009	1,097,710	—	1,097,710
2010	1,070,776	—	1,070,776
2011	1,070,755		1,070,755
Thereafter	2,552,454	—	2,552,454

Gross Payments	8,059,295	125,262	8,184,557
Less Amounts Representing Interest	—	9,382	9,382

Net Minimum Rental Payments	$8,059,295	$115,880	$8,175,175

Rent expense was $1,092,673, $994,771, and $466,996 for 2006, 2005, and 2004, respectively.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Legal Proceedings — From time to time, Optelecom-NKF is involved in legal proceedings and litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of any such actions will not materially affect the Company’s financial position or results of operations.

9.	STOCKHOLDERS’ EQUITY

Common Stock — During 2006, 2005 and 2004, proceeds from the exercise of stock options for the purchase of 180,691, 83,199 and 52,545 shares of common stock were $1,248,141, $453,327 and $190,680 respectively.

Stock Purchase Plan — The Company’s Stock Purchase Plan, administered by the Stock Compensation Committee, is intended to give employees a convenient means of purchasing shares of Common Stock through payroll deductions. Each participating employee’s contributions will be used to purchase shares for the employee’s share account as promptly as practicable after each calendar quarter. The cost per share will be 15% of the lower of the closing price of the Company’s Common Stock as reported by the National Association of Securities Dealers Automated Quotation Service (NASDAQ) on the first or the last day of the calendar quarter. The Company has reserved 200,000 shares of Common Stock for issuance under the Stock Purchase Plan. As of December 31, 2006, 73,081 shares have been issued under the Stock Purchase Plan.

Sales of Unregistered Securities — There were no sales of unregistered securities in fiscal year 2006.

Director’s Stock Compensation — Prior to July 1, 2006, each non-employee Director received stock options to purchase 1,000 shares of common stock for each board meeting attended either in person or by telephone. Additionally, each non-employee Director was granted 1,000 shares of restricted common stock at the closing price on the date of the annual shareholders’ meeting. As of July 1, 2006, each non-employee Director is granted 625 shares of restricted common stock at the closing price on the first day of each calendar quarter. The Company issued 9,000, 4,000, and 4,000 shares of common stock to directors in 2006, 2005 and 2004, respectively.

Stock Options — The Company has two stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the years ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense of $949,331, $39,308 and $24,900 respectively. In each of the periods described above, compensation expense related to these plans was recorded in the Consolidated Statements of Operations. The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not realize any income tax benefits from stock-based payment plans during the year ended December 31, 2006, as discussed in Note 6.

The 2002 Incentive Stock Option Plan provides for up to 776,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to the Company. There were 248,854 options available for future grant at December 31, 2006. The exercise price of each option is the fair market value of the stock at the grant date. Options are 25% exercisable at the grant date, 75% exercisable one year from the grant date and are fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178,500 shares available for grant. Options under this plan are granted to non-employee directors at fair market value on the date of the grant are exercisable upon grant and expire five years thereafter. There were 53,000 awards available for future grant at December 31, 2006.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The fair value of each stock option award was estimated on the date of grant using a Black Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004

Expected Dividend yield	0%	0%	0%
Expected volatility	55.75%	56.28%	71.65%
Risk-free interest rate	4.6%	4.39%	3.21%
Expected term	3	3	3

A summary of the status of the Company’s aggregate stock option awards under its Plans as of December 31, 2006, 2005 and 2004, is presented below:

			Weighted-Average
			Remaining	Aggregate Intrinsic
		Weighted-Average	Contractual Term	Value
	Shares	Exercise Price	(Years)	(in thousands)

Outstanding, January 1, 2004	243,050	$4.88	2.93	$1,109
Granted	172,091	9.44
Exercised	(52,545)	3.63
Forfeited, cancelled or expired	(5,270)	10.59

Outstanding December 31, 2004	357,326	7.17	2.85	860
Granted	203,272	9.73
Exercised	(82,495)	5.43
Forfeited, cancelled or expired	(12,847)	11.87

Outstanding December 31, 2005	464,806	8.48	2.98	2,293
Granted	70,721	14.25
Exercised	(180,691)	6.91
Forfeited, cancelled or expired	(4,432)	8.36

Outstanding, December 31, 2006	350,404	10.45	3.01	376

Vested and expected to vest, December 31, 2006	344,663	10.43	3.00	372

Exercisable, December 31, 2006	263,925	$10.06	2.76	$314

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The following table summarizes information about all stock options outstanding at December 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
	Number	Remaining	Average	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Price

$2.66 to $9.05	107,048	2.81	$8.31	77,566	$8.12
$9.16 to $9.48	109,441	2.58	9.30	97,904	9.28
$9.50 to $13.87	100,908	3.12	12.00	73,257	11.48
$13.89 to $27.77	33,007	4.25	16.46	15,198	18.07

	350,404	2.96	$10.45	263,925	$10.06

The per share weighted-average fair value of stock option awards granted during the years ended December 31, 2006, 2005 and 2004 was $14.25, $9.73 and $9.44, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the years ended December 31, 2006, 2005 and 2004 was $463,990, $910,130 and $911,029, respectively. As of December 31, 2006, there was $498,811 of total unrecognized compensation cost related to stock option awards granted under the plans. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 0.7 years.

10.	EMPLOYEE BENEFIT PLANS

The Company also has a contributory cash and deferred profit sharing plan qualified under Section 401(k) of the Internal Revenue Code for all of the Company’s full-time employees. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $116,400, $118,572 and $111,241 in 2006, 2005, and 2004, respectively.

11.	BUSINESS SEGMENT INFORMATION

Description of the Types of Products from which each Segment Derives its Revenues

The Company’s product and services are categorized into two operating segments: the Communication Products Segment which develops, manufactures, and sells optical fiber and IP/Ethernet-based data communication equipment to both commercial and government clients, and the Electro-Optics Segment which is focused on Interferometric Fiber Optic Gyro coils. The financial results for these operating segments have been prepared on a basis that is consistent with the manner in which NKF management internally evaluates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.

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

Factors Management Used to Identify the Company’s Reportable Segments

The Company’s reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

strategies. The following table summarizes revenues, depreciation and amortization, operating income, total assets, and capital expenditures by business segment for fiscal 2006, 2005, and 2004:

	Year Ended December 31, 2006
	Communication	Electro-
	Products Segment	Optics Segment	Total

Revenues	$38,480,524	$1,003,497	$39,484,021
Depreciation and amortization	1,503,047	—	1,503,047
Income from operations	2,578,928	342,651	2,921,579
Assets	46,043,720	230,200	46,273,920
Capital expenditures	493,961	—	493,961

	Year Ended December 31, 2005
	Communication	Electro-
	Products Segment	Optics Segment	Total

Revenues	$32,895,781	$969,529	$33,865,310
Depreciation and amortization	1,359,019	—	1,359,019
Income from operations	4,440,996	153,146	4,594,14,2
Assets	38,637,707	230,200	39,266,907
Capital expenditures	606,540	—	606,540

	Year Ended December 31, 2004
	Communication	Electro-
	Products Segment	Optics Segment	Total

Revenues	$17,952,579	1,442,568	$19,395,147
Depreciation and amortization	430,180	—	430,180
Income from operations	1,930,645	339,330	2,269,975
Assets	12,157,605	208,804	12,366,409
Capital expenditures	948,363	—	948,363

Reconciliation of operating profit by segment to net income before benefit (provision) for income taxes:

	2006	2005	2004

Operating income (loss) by segment	$2,921,579	$4,594,142	$2,269,975
Interest expense — line of credit	(25,570)	—	—
Interest expense — long term notes	(1,155,956)	(1,112,401)	(5,445)
Other income (expense)	(4,943)	37,787	25,760

Total other income (expense)	(1,186,469)	(1,074,614)	20,315
Income (loss) before provision for income taxes	$1,735,110	$3,519,528	$2,290,290

The Company is engaged primarily in the development, manufacturer, and sale of optical fiber and IP/Ethernet communications products and systems. Revenue represents shipments and services provided to third parties. Contract costs and operating expenses directly traceable to individual segments were deducted from revenue to arrive at operating income. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Significant Customers and Foreign Exports

The Company conducts most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 2006, five commercial customers accounted for a total of 14% of sales with no one customer accounting for more than 10% of sales. In 2005, five commercial customers accounted for a total of 16% of sales with no one customer accounting for more than 10% of sales. In 2004, five commercial customers accounted for a total of 21% of sales with no one customer accounting for more than 10% of sales

Information regarding the Company’s domestic and foreign operations as follows (in 000’s):

	2006		2005		2004
		Long Lived		Long Lived		Long Lived
	Sales	Assets	Sales	Assets	Sales	Assets

United States	$15,447	$2,881	$14,913	$2,319	$16,707	$2,260
Netherlands	16,758	22,802	14,122	21,049	—	—
Spain	2,288	42	1,828	33	—	—
United Kingdom	2,841	2	2,388	2	2,688	17
Other	2,150	44	664	17	—	—

	$39,484	$25,771	$33,865	$23,416	$19,395	$2,277

12.	QUARTERLY INFORMATION (UNAUDITED)

The following unaudited information sets forth our results of operations on a quarterly basis for the two years ended December 31, 2006 and 2005:

	March 31	June 30	September 30	December 31
	(Amounts in thousands except per share data)

2006:
Revenues, net	$9,515	$8,987	$10,146	$10,836
Gross profit	5,651	4,828	6,087	6,867
Operating income	1,169	14	963	776
Net income	564	(176)	396	770
Earnings per share — basic	$0.17	$(0.05)	$0.11	$0.22
Earnings per share — diluted	$0.16	$(0.05)	$0.11	$0.22
2005:
Revenues, net	$5,487	$9,018	$9,359	$10,002
Gross profit	3,001	5,475	5,525	6,370
Operating income	310	1,025	1,449	1,810
Net income	151	488	774	1,269
Earnings per share — basic	$0.05	$0.15	$0.24	$0.38
Earnings per share — diluted	$0.05	$0.15	$0.23	$0.37

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2006. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the Company, including subsidiaries, was made known to the Chief Executive Officer and Chief Financial Officer by others within the entities for the period ended December 31, 2006 to ensure disclosure on a timely basis in conformity with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect our internal control over financial reporting subsequent to the date we conducted the above-described evaluation. The Company is currently reviewing the new internal controls documentation and attestation requirements regarding Rule 404 of the Sarbanes Oxley Act of 2002 and is planning to comply with these requirements as mandated for year-end 2007.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2007 Annual Meeting in the Sections entitled “Election of Directors”, “Security Ownership of Beneficial Owners, Management, and Directors” and “The Board of Directors and its Committees” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors and employees including, our principal executive officer and principal financial officer and all of our employees performing financial and accounting functions. Our Code of Ethics is posted to our website www.optelecom-nkf.com under the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above as necessary.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2007 Annual Meeting in the Section entitled “Executive Compensation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2007 Annual Meeting in the Section entitled “Security Ownership of Beneficial Owners, Management and Directors” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2007 Annual Meeting in the Sections titled “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” and is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2007 Annual Meeting in the Section entitled “Independent Public Accountants’ Fees” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Description

The following documents are filed as a part of this report:
(1)	All financial statements;
(2)	The consolidated financial statements of the Company and its subsidiaries on pages 23 through 26 hereof, and the reports thereon of Grant Thornton LLP appearing on page 22 hereof. Financial Statement Schedule
Schedule II for the years ended December 31, 2006, 2005 and 2004 and the report thereon of Grant Thornton LLP appearing on page 50 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.
(3)	Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)
3.2	By-Laws (incorporated by reference from Form 10-K filed March 31, 1998)
10.1	Employment Agreement of Edmund Ludwig as amended (incorporated by reference from Form 10-K filed March 31, 2006 and Form 8-K filed December 20,2006)
10.2	Employment Agreement of James Armstrong (incorporated by reference from Form 10-K filed March 31, 2006)
10.3	Employment Agreement of Thomas Overwijn (incorporated by reference from Form 10-K filed March 31, 2006 and Form 8-K filed December 20,2006)
10.4	Subordinated Promissory Note dated March 8, 2005 (incorporated by reference from 8-K filed March 11, 2005)
10.5	Financing and Security Agreement date March 8, 2005 by and among Optelecom, Europe Limited, NKF B.V., and Inc., Optelecom UK Electronics I bena Manufacturers and Limited, Optelecom S.L., NKF Traders Trust Electronics, Company (incorporated by reference from 8-K filed March 11, 2005)

10.6	Employee Stock Purchase Plan (incorporated by reference from Exhibit A to the Proxy Statement on Form 14A file April 4, 2000)
10.7	2002 Stock Option Plan (incorporated by reference from Exhibit B to the Proxy Statement on Form 14A filed March 25, 2002)
10.8	2001 Directors Stock Option Plan (incorporated by reference from Exhibit D to the Proxy Statement on Form 14A filed March 31, 2006)
10.9	Employment Agreement of Steven Tamburo (incorporated by reference from the Form 8-K filed August 18, 2006)
21	List of Subsidiaries
23.1	Consent of Grant Thornton LLP — Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTELECOM-NKF, INC.

By:	/s/ Edmund Ludwig
Edmund Ludwig
Director and President and CEO

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM-NKF, INC.

By	/s/ Edmund Ludwig Edmund Ludwig Director and President and CEO	Date: April 2, 2007

By	/s/ James Armstrong James Armstrong Director and Executive VP, Chief Operating Officer North American Operations	Date: April 2, 2007

By	/s/ Thomas Overwijn Thomas Overwijn Director and Executive VP, Chief Operating Officer European Operations	Date: April 2, 2007

By	/s/ Steven Tamburo Steven Tamburo Chief Financial Officer	Date: April 2, 2007

By	/s/ Carl Rubbo, Jr. Carl Rubbo, Jr. Director	Date: April 2, 2007

By	/s/ David R. Lipinski David R. Lipinski Director	Date: April 2, 2007

By	/s/ Robert Urso Robert Urso Director	Date: April 2, 2007

By	/s/ Walter R. Fatzinger, Jr. Walter R. Fatzinger, Jr. Director	Date: April 2, 2007

SCHEDULE II

OPTELECOM-NKF, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance
	at	Charges to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period

Year Ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$434,171	73,136	—	$507,327
Allowance for uncollectible accounts receivable	554,469	70,456	—	624,925
Year Ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$93,132	$341,039	$—	$434,171
Allowance for uncollectible accounts receivable	143,194	411,275	—	554,469
Year Ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$279,991	$120,079	$(306,938)[1]	$93,132
Allowance for uncollectible accounts receivable	102,084	41,110	—	143,194

[1]	Represents the disposal of obsolete inventory