Form 10-Q
period 2007-03-31
Optelecom-NKF, Inc.
filed 2007-05-14
CIK 275858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2007
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
Yes ☐ No ☑
At May 3, 2007, the registrant had outstanding 3,424,593 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.
FORM 10-Q
TABLE OF CONTENTS

PAGE
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 1.A Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OPTELECOM-NKF, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 and DECEMBER 31, 2006
(March 31, 2007 Unaudited)
(Dollars in Thousands)

	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,099	$3,571
Accounts and contracts receivable, net of allowance for doubtful accounts of $345 and $625	7,345	9,222
Inventories, net	6,042	5,759
Deferred tax asset—current	609	905
Prepaid expenses and other current assets	1,019	1,047

Total current assets	19,114	20,504

Property and equipment, at cost less accumulated depreciation of $6,644 and $6,377	2,686	2,488
Deferred tax asset—non-current	1,943	1,284
Goodwill	13,815	13,678
Intangible assets, net of accumulated amortization of $1,487 and $1,288	8,019	8,124
Other assets	186	196

TOTAL ASSETS	$45,763	$46,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,592	$3,371
Accrued payroll	2,102	2,105
Bank line of credit	1,600	800
Current portion of notes payable	1,525	1,548
Taxes payable	651	577
Accrued warranty reserve	406	431
Commissions payable	167	220
Current portion of capitalized leases	71	71
Other current liabilities	1,082	1,375

Total current liabilities	10,196	10,498

Notes payable	14,365	14,650
Deferred tax liability	2,089	2,102
Interest payable	751	788
Capitalized leases	27	45
Other liabilities	251	248

Total liabilities	27,679	28,331

STOCKHOLDERS’ EQUITY
Common stock, $0.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,520,962 and 3,495,382 shares as of March 31, 2007 and December 31, 2006, respectively	106	105

Additional paid-in capital	14,722	14,497
Accumulated other comprehensive income	743	570
Treasury stock, 162,672 shares, at cost	(1,265)	(1,265)

Retained earnings	3,778	4,036

Total stockholders’ equity	18,084	17,943

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,763	$46,274

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	2007	2006
Revenues	$8,835	$9,515
Cost of goods sold	3,922	3,864

Gross profit	4,913	5,651

Operating expenses:
Sales and marketing	2,057	1,912
Engineering	1,376	1,113
General and administrative	1,348	1,361
Amortization of intangibles	183	96

Total operating expenses	4,964	4,482

(Loss) income from operations	(51)	1,169
Other expense, net	324	306

(Loss) income before income taxes	(375)	863
(Benefit) provision for income taxes	(117)	299

Net (loss) income	$(258)	$564

Basic (loss) earnings per share	$(0.07)	$0.17

Diluted (loss) earnings per share	$(0.07)	$0.16

Weighted average common shares outstanding—basic	3,518,205	3,339,784

Weighted average common shares outstanding—diluted	3,518,205	3,543,450

Net (loss) income	$(258)	$564
Foreign currency translation	173	305

Comprehensive (loss) income	$(85)	$869

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
(Dollars in Thousands)

	2007	2006
Cash Flows From Operating Activities:
Net income	$(258)	$564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	250
Accounts receivable provision	(280)	6
Change in allowance for inventory obsolescence reserve	73	(44)
Stock based compensation	206	185
Deferred rent	3	7
Deferred tax asset	(354)	(49)
Deferred tax liability	(47)	—
Change in assets and liabilities:
Accounts and contracts receivable	2,202	(1,127)
Inventories	(322)	(123)
Prepaid expenses and other current assets	57	(72)
Other assets	16	(134)
Accounts payable and other accrued expenses	(902)	(255)
Other current liabilities	(402)	(138)

Net cash provided by (used in) operating activities	418	(930)

Cash Flows From Investing Activities:
Capital expenditures	(429)	(130)
Goodwill and intangibles	—	(57)

Net cash used in investing activities	(429)	(187)

Cash Flows From Financing Activities:
Line of credit payable	800	—
Payments on notes payable and capital leases	(421)	(470)
Proceeds from issuance of common stock	19	10
Proceeds from exercise of stock options	2	959

Net cash provided by financing activities	400	499

Effect of exchange rates on cash and cash equivalents	139	191

Net increase (decrease) in cash and cash equivalents	528	(427)
Cash and cash equivalents—beginning of period	3,571	3,046

Cash and cash equivalents—end of period	$4,099	$2,619

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$160	$166

Cash paid during the period for income taxes	$164	$209

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in Thousands except per share amounts)
NOTE A —— BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements, including the accounts of Optelecom-NKF, Inc. and its wholly owned subsidiaries (collectively referred to as “we”, “us, “our”, “the Company”, “Optelecom” or the “Registrant”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules. The Company believes that the disclosures made are adequate to make the information presented not misleading.
In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. The results for the interim periods presented are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the footnotes included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006.
NOTE B —— COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income is comprised of net (loss) income from operations and other comprehensive income. Other comprehensive (loss) income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in other comprehensive income, a component of Shareholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Income Statement. Under existing accounting standards, other comprehensive (loss) income for the Company reflects the impact of fluctuations of the Euro to U.S. dollar foreign exchange rate.
The Company had a comprehensive loss of $85 thousand for the three months ended March 31, 2007, and comprehensive income of $869 thousand for the three months ended March 31, 2006.
NOTE C —— INVENTORIES
Production materials are valued at the lower of cost or market applied on a standard cost basis. Work-in-process and finished goods inventory includes direct labor, materials and overhead and are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Inventories consist of the following:

	March 31, 2007	December 31, 2006
Production materials	$3,739	$3,431
Work in process	721	785
Finished goods	2,165	2,050
Allowance for obsolescence	(583)	(507)

Total inventories, net	$6,042	$5,759

NOTE D —— NOTES PAYABLE
On March 8, 2005 the Company completed the acquisition of NKF Electronics B.V. The purchase price for the acquisition was approximately 18.3 million Euros ($24.4 million USD), which consisted of a cash payment of 11.0 million Euros ($14.5 million USD) and a 6% subordinated debt issued for the remainder.
The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by a bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. Both term loans carry interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%. The variability in the margin is a function of the Company’s leverage position which is calculated as Total Senior term facility divided by EBITDA. As of March 31, 2007, the interest rate on this facility was 8.57%. The term loans are subject to a 72 month amortization with a balloon payment due after 48 months in March 2009. Principal and interest are payable on a monthly basis.
The Euro denominated subordinated debt in the principal amount of 7,341,000 euros provided by Draka Holding, N.V., the seller, accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010. This Euro denominated note experienced an increase of $100 thousand during the first quarter of 2007 due to the impact of exchange rate changes.
The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. The line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position. As of March 31, 2007, the Company had $1.6 million outstanding on its bank line of credit with an effective interest rate of 8.05%. This $1.6 million balance is the current maximum amount the U.S. legal entity can borrow on its line of credit. The Company does have additional borrowing capability on our Euro line of credit through our subsidiary based in the Netherlands.
The Company is required by the bank to comply with certain financial covenants including maintaining a minimum fixed charge coverage ratio and a maximum senior debt leverage ratio. The Company was not in compliance with one of these covenants at March 31, 2007 and December 31, 2006, however the Company received waivers from the bank related to the noncompliance through March 31, 2007. The noncompliance was a shortfall in maintaining a minimum current ratio.
Obligations to the bank and the subordinated note holder are secured by the Company’s assets. This includes our accounts receivable, inventory, equipment, securities, property, cash and non-cash proceeds and products. The subordinated note is secured by a Deed of Pledge in the share capital of our subsidiary in the Netherlands. The pledged shares constitute 35% of the issued share capital of this subsidiary. This note is subordinate to the security interest of the bank.
Notes payable consist of the following:

	March 31, 2007	December 31, 2006
Senior term facility with a bank due February 2009	$6,101	$6,483
Subordinated note due March 2010	9,789	9,692
Other	—	23

	$15,890	$16,198
Less: Current portion	(1,525)	(1,548)

Total notes payable	$14,365	$14,650

NOTE E —— EARNINGS PER SHARE
Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock computation method, provided the options are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 456,763 shares of common stock were outstanding during the first quarter of 2007 but were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Basic Earnings per Share:
Net (loss) income	$(258)	$564

Weighted average common shares — basic	3,518,205	3,339,784

Basic earnings per share	$(0.07)	$0.17

Diluted Earnings per Share:
Net (loss) income	$(258)	$564

Weighted average common shares — basic	3,518,205	3,339,784
Assumed conversion of:
Stock options	—	203,666

Weighted average common shares — diluted	3,518,205	3,543,450

Diluted earnings per share	$(0.07)	$0.16

NOTE F —— SHARE BASED COMPENSATION
Share-based compensation expense recognized for the three months ended March 31, 2007 was $206 thousand or $0.06 for both basic and diluted earnings per share. For the three months ended March 31, 2006 share-based compensation expense was $174 thousand or $0.05 for both basic and diluted earnings per share. As of March 31, 2007, total unamortized compensation expense related to non-vested share-based compensation was $1.3 million and is expected to be recognized over an average weighted period of 1.7 years. In each of the periods described above, compensation expense was recorded in the Consolidated Statements of Operations. The Company did not capitalize any stock-based compensation cost during these periods. The Company did not recognize any income tax benefits from stock-based payment plans for the three months ended March 31, 2007 and 2006.
Stock Option Plans
The Company has two stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. The 2002 Incentive Stock Option Plan provides for up to 776,600 shares available for grant. These options or shares may be granted to officers (including officers who are directors), other key employees of the Company, and consultants to the Company. There were 65,723 options available for future grant at March 31, 2007. The exercise price of each option is the fair market value of the stock at the grant date. Options issued in 2007 are 100% exercisable two years from the grant date. Options issued prior to 2007 are 25% exercisable at the grant date, 75% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178,500 shares available for grant. Options under this plan are granted to non-employee directors at fair market value on the date of grant and are exercisable upon grant and expire five years thereafter. There were 53,000 awards available for future grant at March 31, 2007.
A summary of the activity, subsequent to December 31, 2006, of the Company’s aggregate stock option awards under its plans is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(Years)	(in thousands)
Outstanding, December 31, 2006	350,404	$10.45	3.01	$376
Granted	113,328	9.12
Exercised	(500)	3.05
Forfeited, cancelled or expired	(6,469)	10.48
Outstanding, March 31, 2007	456,763	10.13	3.24	51
Vested and expected to vest, March 31, 2007	442,542	10.14	3.19	51
Exercisable, March 31, 2007	305,211	$10.17	2.58	$50
The following table summarizes information about all stock options outstanding at March 31, 2007.

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		Average	Average		Weighted
Range of Exercise	Number	Remaining	Exercise	Number	Average
Prices	Outstanding	Life in Years	Price	Exercisable	Exercise Price
$2.66 to $9.09	215,014	3.73	$8.72	104,752	$8.40
$9.16 to $9.82	118,041	2.27	9.34	106,629	9.32
$9.90 to $18.65	114,308	3.25	12.66	85,201	12.30
$19.03 to $27.77	9,400	4.01	$21.46	8,629	$21.18
	456,763	3.24	$10.13	305,211	$10.17
NOTE G —— INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

During the three months ended March 31, 2007, 500 stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. When the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes -— an interpretation of SFAS No. 109”. FIN 48 clarifies the SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
NOTE H —— BUSINESS UNIT INFORMATION
During the first quarter of 2007, the Company announced a corporate restructuring. As part of the restructuring, management concluded that the Company operates as one primary business segment, the Communication Products Division (CPD) which develops, manufactures and sells optical fiber-based data communications equipment to both commercial and government customers. The Company derives approximately 96% of its revenue from CPD.
Information regarding the Company’s domestic and foreign revenues and long lived assets are as follows:

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
		Long Lived		Long Lived
	Revenues	Assets	Revenues	Assets

Europe	$4,337	$23,094	$5,023	$21,376
United States	2,571	3,555	2,828	2,703
Asia	886		509
Middle East	357		321
Other	684		834

Total	$8,835	$26,649	$9,515	$24,079

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The 10-K provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates. There have been no material changes in the company’s critical accounting policies during the three months ended March 31, 2007.
OVERVIEW
The Company currently maintains its corporate offices in Germantown, Maryland, with manufacturing facilities and sales offices both in the U.S. and the Netherlands along with additional sales offices in England, Spain, France and Singapore.
The Company is focused on the development, manufacture and sale of optical fiber-based data communication equipment and IP (Internet Protocol)/Ethernet-based products to both commercial and government clients worldwide. We also develop and manufacture innovative optical devices under contract, primarily to government and defense industry customers.
Fiber optic communications equipment was historically the main element of the Company’s product offerings. Technology development is constantly and rapidly improving the capability to transmit at increasing data rates over ever greater distances with fiber-based communication systems and, in our markets of security/surveillance and Intelligent Transportation Systems, a fairly rapid transition to video communication systems based on IP/Ethernet network technology is occurring. We are positioning the Company to participate in this market transition, with a strong and growing product suite that will address the full range of IP/Ethernet applications.
We design, develop, manufacture and market communications systems employing both fiber optic and IP-Ethernet based technology for traffic monitoring, security / surveillance, and business video systems. Over the past two years, we have aggressively pursued the expansion of a distribution network both in the United States and abroad; realization of manufacturing and process improvements; development of products with advanced capabilities; and the comprehensive upgrade of our computer networks, operating systems and core financial, sales and manufacturing software platforms.
In March 2007 we announced changes to our corporate structure that will globally integrate the management functions previously established as individually and separately-managed units at our U.S. and European operating facilities. The plan integrates under one management team the Company’s global sales and marketing, product development, service, support and fulfillment functions. In addition to the operational benefits the restructuring is expected to reduce costs by approximately $750 thousand for the last three quarters of 2007 and $1.0 million annually.

REVENUES
Consolidated revenues for the quarter ended March 31, 2007 of $8.8 million were $680 thousand or 7% lower than the first quarter of 2006. Our first quarter results are often lower than those of subsequent quarters due to seasonal factors, however results this quarter fell short of revenue in the first quarter of 2006. Sales declined on a year-over-year basis primarily because of weakness in the U.S. market. The U.S. based sales declined approximately $600 thousand related to fewer orders greater than $250 thousand in the first quarter of 2007 compared to large orders in the first quarter of 2006. While revenues in our international operations were flat during the same time period, we experienced a decline in international sales that was offset by the positive impact of foreign exchange rates as the Euro increased vs. the dollar.
GROSS PROFIT
Consolidated gross profit was $4.9 million or 56% of revenues for the quarter ended March 31, 2007, compared to $5.6 million or 59% of revenues for the first quarter of 2006. The decrease was $738 thousand or 13% and is primarily because of the following:
o	A decline of 7% in revenue during the current quarter. This causes relatively higher costs of goods sold as the employee compensation and benefits for personnel in direct labor positions and other fixed costs are spread over a smaller revenue base.
o	An inventory write-off of $110 thousand included in costs of goods sold. This relates to an effort by the Company in the first quarter to identify products which may be difficult to sell as we migrate from fiber optic based products to IP/Ethernet products.
o	An accrual of $35 thousand recorded as additional costs of goods sold for severance related costs. This is the result of a corporate restructuring implemented in March 2007.
OPERATING EXPENSES
Consolidated operating expenses were $5.0 million for the quarter ended March 31, 2007 compared to $4.5 million in 2006. The Company’s management expects operating expenses to increase in certain areas as we develop and deliver new products to the marketplace. The Company had no growth in general and administrative costs but an overall increase of $482 thousand or 11% in operating expense primarily resulting from:
o	$263 thousand of additional engineering costs as we transition our product development efforts from fiber optic based products to IP/Ethernet products. This cost increase is focused in our international operations.

o	$145 thousand of additional sales and marketing costs as we expand globally and enhance our sales capabilities. This majority of this cost increase is from our international operations.

o	$87 thousand of increased expenses on the amortization of intangibles assets. The intangible assets are from our acquisition of NKF Electronics B.V. in March 2005..
o	Expenses related to a corporate restructuring implemented in March 2007. The restructuring costs totaled $145 thousand with $61 thousand included in engineering, $35 in sales and marketing, $14 in general and administrative, and the remaining $35 thousand in costs of goods sold.
o	The increase in operating expense is partially attributable to the impact of foreign exchange rates as the Euro increased vs. the dollar.
OTHER EXPENSE
Other income expense for the quarters ended March 31, 2007 and 2006 consisted almost entirely of interest expense. The increase of $18 thousand in net expense to a total of $324 thousand in the current quarter is due to the use of our line of credit with a $1.6 million balance outstanding at March 31, 2007. The line of credit had no balance outstanding at the end of the first quarter 2006.
INCOME TAXES
As of March 31, 2007 the Company had deferred tax assets related to net operating losses and research & development tax credit carryforwards of approximately $1.9. This is an increase of approximately $355 thousand from December 31, 2006. These net operating loss and tax credit carryforwards begin to expire in the year 2019.

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
FINANCIAL CONDITION
The Company’s stockholders’ equity increased from $17.9 million at December 31, 2006 to $18.1 million at March 31, 2007. The increase in overall stockholders’ equity consists of a $258 thousand net loss in the current quarter offset by (i) an increase of $226 thousand in additional paid in capital from the exercise of stock options and the grant of stock to employees and directors, including Company stock purchased in the employee stock purchase plan and (ii) a $172 thousand positive impact of foreign currency translations as the U.S. dollar weakened against the Euro.
The total assets of the Company were stable at $45.8 million on March 31, 2007 compared to $46.3 million at December 31, 2006. Accounts receivable declined by $1.9 million to a total of $7.3 million at March 31, 2007. The decline in accounts receivable is directly attributable to the reduction in sales in the current period along with a Company effort to improve collections. The decline in accounts receivable was partially mitigated by smaller increases in cash equivalents, inventory, and equipment. During the first quarter of 2007 capital spending continued in order to improve and expand our engineering and manufacturing capabilities.
The Company’s total liabilities decreased $652 thousand from $28.3 million at December 31, 2006 to $27.7 million at March 31, 2007. This is predominately from modest declines in accounts payable, other current liabilities and notes payable. The decline is partially offset by an $800 thousand increase in the bank line of credit compared to year-end. The $1.6 million balance on the line of credit at March 31, 2007 is attributable to the U.S. portion of our business which experienced a decline in revenues in the current quarter.
The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. The line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position. As of March 31, 2007, the Company had $1.6 million outstanding on its bank line of credit with an effective interest rate of 8.05%. This $1.6 million balance is the current maximum amount the U.S. legal entity can borrow on its line of credit. The Company has additional borrowing capability based on current receivables and inventory on its Euro line of credit through our subsidiary based in the Netherlands of $1.5 million.
The Company is required by the bank to comply with certain financial covenants including maintaining a minimum fixed charge coverage ratio and a maximum senior debt leverage ratio. The Company was not in compliance with one of these covenants at March 31, 2007 and December 31, 2006, however the Company received waivers from the bank related to the noncompliance. The noncompliance was a shortfall in maintaining a minimum current ratio.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $418 thousand for the first three months of 2007, compared to cash used of $930 thousand in the first three months of the prior year. Our cash from operations is the result of our net (loss) income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The increase in the cash provided by operating activities is from a significant decline in accounts and contracts receivable as revenues declined in the current quarter. This is somewhat offset by a decline in accounts payable and other liabilities.
Cash used in investing activities was $429 thousand for the first quarter of 2007 and $187 thousand for the first quarter of 2006. The increase is primarily attributable to an increase in capital expenditures in the current period as the Company invested in its sales, information technology, and product development efforts to transition from a Fiber Optic to an IP/Ethernet product set.

During the first quarter of 2007 financing activities provided $400 thousand in cash compared to $499 thousand provided during the first quarter of 2006. The current year decrease is a result of a $957 thousand decline in the proceeds from exercising stock options. The decline in exercising stock options is due to the Company’s stock price falling significantly in the past year. This decline was somewhat offset by an $800 thousand increase in the outstanding balance on our line of credit. The additional use of our line of credit was caused by a decline in our U.S. revenue.
Our future working capital needs will be financed by our operating cash flow and use of our line-of-credit. In the event that these sources become insufficient to meet funding needs, the Company may be required to scale back or eliminate product research and development and overhead costs. Additionally, the Company would look to increase its line of credit and/or pursue additional debt or equity financing.
FORWARD LOOKING INFORMATION
Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations or similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s annual report on Form 10-K for the year ended December 31, 2006 as amended or supplemented by the information in Part II, Item 1A of this report, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.
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
You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The Company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified. This includes those identified in the Company’s filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and Form 8-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2006. Our exposures to market risk have not changed materially since December 31, 2006.
Item 4. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2007, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
CHANGES IN INTERNAL CONTROLS
In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2007 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
The Company identified numerous risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006. Following is an additional risk factor we have identified.
We may be required to establish a valuation allowance on certain deferred tax assets if we are unable to obtain sufficient future profitability in our U.S. operations.
The Company has net operating loss and business tax credit carryforwards for U.S. income tax purposes that begin to expire in 2019. In evaluating the Company’s ability to realize the deferred tax assets recorded as a result of these items, we consider all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about future taxable income which have a substantial amount of inherent subjectivity. If we are unable to obtain sufficient future profitability in the U.S. operations and/or implement appropriate tax planning strategies then the Company may be required to provide a valuation allowance related to its deferred tax assets. While recording a valuation allowance would have no cash flow impact it could have a material negative impact on the earnings and net assets of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Stockholders was held on May 4, 2007, at which time the stockholders elected David R. Lipinski and Edmund D. Ludwig as directors of the Company to hold office until the 2010 Annual Meeting of Stockholders. The votes were as follows:

	Votes for	Withheld/Abstain
(1) Election of directors
David R. Lipinski	2,850,410	205,780
Edmund D. Ludwig	2,551,735	504,455
In addition, the following individuals’ term of office as a director continue after the 2007 Annual Meeting of Stockholders: Carl J. Rubbo, Jr., Walter R. Fatzinger, Jr., Robert F. Urso, James Armstrong and Thomas W. M. Overwijn.
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

OPTELECOM-NKF, INC.

Date: May 14, 2007	/s/ Edmund Ludwig Edmund Ludwig,
Director, President and Chief Executive Officer

Date: May 14, 2007	/s/ Steven Tamburo Steven Tamburo,
Chief Financial Officer