Form 10-Q
period 2007-06-30
Optelecom-NKF, Inc.
filed 2007-08-06
CIK 275858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2007
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
Yes ☐   No ☑
At July 25, 2007, the registrant had outstanding 3,617,051 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OPTELECOM-NKF, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 and DECEMBER 31, 2006
(June 30, 2007 Unaudited)
(Dollars in Thousands)

	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,052	$3,571
Accounts and contracts receivable, net of allowance for doubtful accounts of $269 and $625	6,758	9,222
Inventories, net	5,977	5,759
Deferred tax asset—current	671	905
Prepaid expenses and other current assets	955	1,047

Total current assets	18,413	20,504

Property and equipment, at cost less accumulated depreciation of $6,902 and $6,377	2,659	2,488
Deferred tax asset—non-current	1,926	1,284
Goodwill	13,960	13,678
Intangible assets, net of accumulated amortization of $1,691 and $1,288	7,916	8,124
Other assets	188	196

TOTAL ASSETS	$45,062	$46,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,978	$3,371
Accrued payroll	1,145	2,105
Bank line of credit	1,767	800
Current portion of notes payable	1,525	1,548
Taxes payable	357	577
Accrued warranty reserve	348	431
Commissions payable	273	220
Current portion of capitalized leases	71	71
Other current liabilities	895	1,375

Total current liabilities	9,359	10,498

Notes payable	14,087	14,650
Deferred tax liability	2,063	2,102
Interest payable	899	788
Capitalized leases	10	45
Other liabilities	253	248

Total liabilities	26,671	28,331

STOCKHOLDERS’ EQUITY
Common stock, $0.03 par value—shares authorized, 15,000; issued and outstanding, 3,525 and 3,495 shares as of June 30, 2007 and December 31, 2006, respectively	106	105

Additional paid-in capital	14,990	14,497
Accumulated other comprehensive income	998	570
Treasury stock, 163 shares, at cost	(1,265)	(1,265)

Retained earnings	3,562	4,036

Total stockholders’ equity	18,391	17,943

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,062	$46,274

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	2007	2006
Revenues	$9,191	$8,987
Cost of goods sold	3,643	4,159

Gross profit	5,548	4,828

Operating expenses:
Sales and marketing	2,654	2,085
Engineering	1,164	1,198
General and administrative	1,568	1,356
Amortization of intangibles	188	175

Total operating expenses	5,574	4,814

(Loss) income from operations	(26)	14
Other expense, net	279	291

Loss before income taxes	(305)	(277)
(Benefit) provision for income taxes	(88)	(101)

Net loss	$(217)	$(176)

Basic loss per share	$(0.06)	$(0.05)

Diluted loss per share	$(0.06)	$(0.05)

Weighted average common shares outstanding—basic	3,521	3,446

Weighted average common shares outstanding—diluted	3,521	3,446

Net loss	$(217)	$(176)
Foreign currency translation	256	930

Comprehensive income	$39	$754

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	2007	2006
Revenues	$18,026	$18,502
Cost of goods sold	7,565	8,023

Gross profit	10,461	10,479

Operating expenses:
Sales and marketing	4,711	3,996
Engineering	2,540	2,352
General and administrative	2,916	2,676
Amortization of intangibles	371	272

Total operating expenses	10,538	9,296

(Loss) income from operations	(77)	1,183
Other expense, net	603	597

(Loss) income before income taxes	(680)	586
(Benefit) provision for income taxes	(206)	198

Net (loss) income	$(474)	$388

Basic (loss) earnings per share	$(0.14)	$0.11

Diluted (loss) earnings per share	$(0.14)	$0.11

Weighted average common shares outstanding—basic	3,495	3,396

Weighted average common shares outstanding—diluted	3,495	3,594

Net (loss) income	$(474)	$388
Foreign currency translation	428	1,236

Comprehensive (loss) income	$(46)	$1,624

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)
(Dollars in Thousands)

	2007	2006

Cash Flows From Operating Activities:
Net (loss) income	$(474)	$388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	848	632
Accounts receivable provision	(363)	63
Change in allowance for inventory obsolescence	113	94
Stock based compensation	464	811
Deferred rent	5	12
Deferred tax asset	(398)	—
Deferred tax liability	(95)	(467)

Change in assets and liabilities:
Accounts and contracts receivable	2,934	(543)
Inventories	(268)	(84)
Prepaid expenses and other current assets	110	(62)
Other assets	16	(137)
Accounts payable and other accrued expenses	(431)	(944)
Other current liabilities	(1,737)	(353)
Interest payable	111	—

Net cash provided by (used in) operating activities	835	(590)

Cash Flows From Investing Activities:
Capital expenditures	(628)	(213)

Net cash used in investing activities	(628)	(213)

Cash Flows From Financing Activities:
Net increase in bank line of credit	967	—
Payments on notes payable and capital leases	(820)	(735)
Proceeds from issuance of common stock	26	11
Proceeds from exercise of stock options	4	958

Net cash provided by financing activities	177	234

Effect of exchange rates on cash and cash equivalents	97	44

Net increase (decrease) in cash and cash equivalents	481	(525)
Cash and cash equivalents—beginning of period	3,571	3,046

Cash and cash equivalents—end of period	$4,052	$2,521

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$325	$330

Cash paid during the period for income taxes	$456	$511

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
NOTE B — COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income is comprised of net (loss) income from operations and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in other comprehensive income, a component of Shareholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Statement of Operations. Under existing accounting standards, other comprehensive (loss) income for the Company reflects the impact of fluctuations of the Euro to U.S. dollar foreign exchange rate.
The Company had comprehensive income of $39 thousand and a comprehensive loss of $46 thousand for the three months and six months ended June 30, 2007. The Company had comprehensive income of $754 thousand and of $1,624 thousand for the three and six months ended June 30, 2006, respectively.
NOTE C — INVENTORIES
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
Inventories consist of the following:

	June 30, 2007	December 31, 2006
Production materials	$3,559	$3,431
Work in process	890	785
Finished goods	2,155	2,050
Allowance for obsolescence	(627)	(507)

Total inventories, net	$5,977	$5,759

NOTE D — NOTES PAYABLE
On March 8, 2005 the Company completed the acquisition of NKF Electronics B.V. The purchase price for the acquisition was approximately 18.3 million Euros ($24.4 million USD), which consisted of a cash payment of 11.0 million Euros ($14.5 million USD) and a 6% subordinated debt issued to the seller for the remainder.
The cash portion of the purchase price was funded by a $14.5 million senior term facility provided by a bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. The 4.1 million Euro based term loan has been paid in full by the Company. The USD term loan carries interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%. The variability in the margin is a function of the Company’s leverage position which is calculated as total senior term facility divided by EBITDA. As of June 30, 2007, the interest rate on this facility was 8.57%. The term loan is subject to a 72 month amortization with a balloon payment due after 48 months in March 2009. Principal and interest are payable on a monthly basis.
The subordinated debt is denominated in Euros with a principal amount of 7.3 million Euros and is provided by Draka Holding, N.V. who was the seller. The subordinated debt accrues interest at a rate of 6% per year and is due and payable in full on March 8, 2010. This Euro denominated debt experienced an increase of $103 thousand and $200 thousand during the second quarter of 2007 and first six months of 2007 due to the impact of exchange rate changes.
The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. The line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position. As of June 30, 2007, the Company had $1.8 million outstanding on its bank line of credit with an effective interest rate of 8.05%. This entire balance is outstanding to the U.S. legal entity and it is the current maximum amount this entity can borrow on its line of credit. The Company does have additional borrowing capability on our Euro line of credit through our subsidiary based in the Netherlands.
The Company is required by the bank to comply with certain financial covenants including maintaining a minimum fixed charge coverage ratio and a maximum senior debt leverage ratio. The Company was not in compliance with one of these covenants at both June 30, 2007 and December 31, 2006, however the Company received waivers from the bank related to the noncompliance through June 30, 2007. The noncompliance was a shortfall in maintaining the fixed charge covenant.
Obligations to the bank and the subordinated note holder are secured by the Company’s assets. This includes our accounts receivable, inventory, equipment, securities, property, cash and non-cash proceeds and products. The subordinated debt is secured by a Deed of Pledge in the share capital of our subsidiary in the Netherlands. The pledged shares constitute 35% of the issued share capital of this subsidiary. This debt is subordinate to the security interest of the bank.
Notes payable consist of the following:

	June 30, 2007	December 31, 2006
Senior term facility with a bank due February 2009	$5,720	$6,483
Subordinated note due March 2010	9,892	9,692
Other	—	23

	$15,612	$16,198
Less: Current portion	(1,525)	(1,548)

Total notes payable	$14,087	$14,650

NOTE E — EARNINGS PER SHARE
Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock computation method, provided the options are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 433 thousand shares of common stock were outstanding during the first six months of 2007 but were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three months Ended June 30,
	2007	2006
Basic loss per share:
Net loss	$(217)	$(176)

Weighted average common shares — basic	3,521	3,446

Basic loss per share	$(0.06)	$(0.05)

Diluted loss per share:
Net loss	$(217)	$(176)

Weighted average common shares — basic	3,521	3,446
Assumed conversion of:
Stock options	—	—

Weighted average common shares — diluted	3,521	3,446

Diluted loss per share	$(0.06)	$(0.05)

	Six months Ended June 30,
	2007	2006
Basic (loss) earnings per Share:
Net (loss) income	$(474)	$388

Weighted average common shares — basic	3,495	3,396

Basic (loss) earnings per share	$(0.14)	$0.11

Diluted (loss) earnings per Share:
Net (loss) income	$(474)	$388

Weighted average common shares — basic	3,495	3,396
Assumed conversion of:
Stock options	—	198

Weighted average common shares — diluted	3,495	3,594

Diluted (loss) earnings per share	$(0.14)	$0.11

The Company has excluded options for the purchase of 6 thousand, 20 thousand and 173 thousand shares for the three and six months ended June 30, 2007, and the three months ended June 30, 2006, respectively from the computation of diluted loss per share as these options were antidilutive.

NOTE F — SHARE BASED COMPENSATION
Share-based compensation expense recognized for the three and six months ended June 30, 2007 was $258 thousand and $464 thousand respectively or $0.07 and $0.13 for both basic and diluted earnings per share. For the three and six months ended June 30, 2006 share-based compensation expense was $268 thousand and $811 thousand respectively or $0.08 and $0.23 for both basic and diluted earnings per share. As of June 30, 2007, total unamortized compensation expense related to non-vested share-based compensation was $1.1 million and is expected to be recognized over an average weighted period of a year. In each of the periods described above, compensation expense was recorded in the Consolidated Statements of Operations. The Company did not capitalize any stock-based compensation cost during these periods. The Company did not recognize any income tax benefits from stock-based payment plans for the six months ended June 30, 2007 and 2006.
Stock Option Plans
The Company has two stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. The 2002 Incentive Stock Option Plan provides for up to 777 thousand shares available for grant. These options or shares may be granted to officers (including officers who are directors) and other key employees of the Company. There were 66 thousand options available for future grant at June 30, 2007. The exercise price of each option is the fair market value of the stock at the grant date. Options issued in 2007 are 100% exercisable two years from the grant date. Options issued prior to 2007 are 25% exercisable at the grant date with an additional 50% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.
The 2001 Nonqualified Director Stock Option Plan provides for up to 178 thousand shares available for grant. Options under this plan are granted to non-employee directors at fair market value on the date of grant and are exercisable upon grant and expire five years thereafter. There were 53 thousand awards available for future grant at June 30, 2007.
A summary of the activity, subsequent to December 31, 2006, of the Company’s aggregate stock option awards under its plans is presented below:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Shares	Weighted-Average	Contractual Term	Value
	(in thousands)	Exercise Price	(Years)	(in thousands)

Outstanding, December 31, 2006	350	$10.45	3.01	$376

Granted	114	9.12

Exercised	(1)	3.05

Forfeited, cancelled or expired	(6)	10.48

Outstanding, March 31, 2007	457	10.13	3.24	51

Granted	0

Exercised	(1)	5.00

Forfeited, cancelled or expired	(9)	9.96

Outstanding June 30, 2007	447	10.14	3.05	35

Vested and expected to vest, June 30, 2007	435	10.15	3.00	35

Exercisable, June 30, 2007	319	$10.31	2.46	$35

The following table summarizes information about all stock options outstanding at June 30, 2007.

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Number Outstanding	Remaining Life in	Weighted Average	Number Exercisable	Weighted Average
Prices	(in thousands)	Years	Exercise Price	(in thousands)	Exercise Price

$4.66 to $9.015	210	3.55	$8.74	101	$8.42

$9.16 to $9.81	112	2.05	9.32	112	9.32

$9.82 to $14.24	113	3.04	12.50	95	12.33

$14.25 to $27.77	12	3.67	20.44	11	20.48

Total	447	3.05	$10.14	319	$10.31

NOTE G — INCOME TAXES
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
During the six months ended June 30, 2007, less than 1,000 stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. When the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes -— an interpretation of SFAS No. 109”. FIN 48 clarifies SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for our fiscal year beginning January 1, 2007, and the Company adopted FIN 48 at that time. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

NOTE H — BUSINESS UNIT INFORMATION
During the first quarter of 2007, the Company implemented a corporate restructuring. As part of the restructuring, management concluded that the Company operates as one primary business segment, the Communication Products Division (CPD) which develops, manufactures and sells optical fiber-based data communications equipment to both commercial and government customers. The Company derives more than 95% of its revenue from CPD.
Information regarding the Company’s domestic and foreign revenues and long lived assets is as follows:

	Three Months Ending June 30,		Three Months Ending June 30,
	2007		2006
		Long Lived		Long Lived
	Revenues	Assets	Revenues	Assets

Europe	$4,316	$23,074	$3,785	$22,016
U.S.	3,790	3,575	3,511	3,032
Asia	304	—	544	—
Middle East	582	—	501	—
Other	199	—	646	22

Total	$9,191	$26,649	$8,987	$25,070

	Six Months Ending June 30,		Six Months Ending June 30,
	2007		2006
		Long Lived		Long Lived
	Revenues	Assets	Revenues	Assets

Europe	$8,826	$23,074	$8,841	$22,016
U.S.	6,394	3,575	6,390	3,032
Asia	1,616	—	1,178	—
Middle East	727	—	923	—
Other	463	—	1,170	22

Total	$18,026	$26,649	$18,502	$25,070

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
CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates. There has been no material changes in the company’s critical accounting policies during the six months ended June 30, 2007.
OVERVIEW
The Company currently maintains its corporate offices in Germantown, Maryland, with manufacturing facilities and sales offices both in the U.S. and the Netherlands along with additional sales offices in England, Spain, France and Singapore.
The Company is focused on developing, manufacturing and selling optical fiber-based data communication equipment and IP (Internet Protocol)/Ethernet-based products to both commercial and government clients worldwide. We also develop and manufacture innovative optical devices under contract, primarily to government and defense industry customers.
Fiber optic communications equipment was historically the main element of the Company’s product offerings. Technology development is constantly and rapidly improving the capability to transmit at increasing data rates over ever greater distances with fiber-based communication systems. In our markets of security/surveillance and Intelligent Transportation Systems, a rapid transition to video communication systems based on IP/Ethernet network technology is occurring. We are positioning the Company to participate in this market transition with a strong and growing product suite that will address the full range of IP/Ethernet applications.
We design, develop, manufacture and market communications systems employing both fiber optic and IP-Ethernet based technology for traffic monitoring, and commercial security/surveillance video systems. Over the past two years, we have aggressively pursued the expansion of a distribution network both in the United States and abroad; realization of manufacturing and process improvements; development of products with advanced capabilities; and the consolidation of our computer networks including our financial, sales and manufacturing software platforms.
In March 2007 we announced changes to our corporate structure that will globally integrate the management functions previously established as individually and separately-managed units at our U.S. and European operating facilities. The plan integrates under one management team the Company’s global sales and marketing, product development, service, support and fulfillment functions. In addition to the operational benefits, the restructuring reduced costs by approximately $250 thousand in the second quarter of 2007. At the current capacity we anticipate these savings will continue each quarter in 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006
REVENUES
Consolidated revenues for the quarter ended June 30, 2007 of $9.2 million were $204 thousand or 2% higher than the second quarter of 2006. Approximately 20% of our sales were in IP/Ethernet products compared to 16% during the same time period last year. This is the result of the market shift to video communication systems based on IP/Ethernet network technology. The newer technology allows users to easily disseminate, store and process video images. The demand for fiber optic based products is projected to decline in domestic and international markets.
U.S. based sales were $3.9 million in the second quarter of 2007, an increase of approximately $266 thousand, or 7%, compared to the second quarter of 2006. However, the second quarter increase in U.S. sales fell short of our expectations and included only 6% IP/Ethernet related sales reflecting that the shift to IP products is slower than anticipated in the U.S. International sales were $5.3 million this quarter which is a decline of 1% and $61 thousand. The decline in international sales was somewhat offset by the positive impact of foreign exchange rates as the Euro increased vs. the Dollar.
GROSS PROFIT
Consolidated gross profit was $5.5 million or 60% of revenues for the quarter ended June 30, 2007, compared to $4.8 million or 54% of revenues for the second quarter of 2006. The increase was $720 thousand or 15% and is primarily because of the following:
•	The impact of foreign exchange rates as the Euro strengthened vs. the Dollar.
•	An improvement from the March 2007 corporate restructuring which included a reduction in force in U.S. manufacturing personnel.
•	A reduction in our warranty reserve for the current quarter related to product quality improvements.
•	A reduction in costs from reduced profit sharing for international employees and reduced stock expense allocations to cost of goods sold.
•	A one-time increase in the second quarter of 2006 for costs to comply with lead-free product requirements.
OPERATING EXPENSES
Consolidated operating expenses were $5.6 million for the quarter ended June 30, 2007 compared to $4.8 million in 2006. The Company incurred higher costs in the areas of product development and sales and marketing as we develop and deliver new products to the marketplace. The Company’s operating expenses increased $760 thousand or 16% primarily resulting from:
•	Increases from the impact of foreign exchange rates as the Euro increased vs. the Dollar.
•	Engineering costs declined as we benefited from reductions in force during the first quarter of 2007 in our U.S. operation.
•	Sales and marketing costs increased significantly as we added international sales staff and participated in more trade shows. The majority of this cost increase is from our international operations.
•	General & administrative expenses increased compared to the same period in 2006. The increase in sales and G&A expenses was somewhat offset by cost reductions from the first quarter’s corporate restructuring.
OTHER EXPENSE
Other expense for the quarters ended June 30, 2007 and 2006 consisted almost entirely of interest expense. Other expense totaled $279 thousand in the current quarter as increased interest expense from additional use on our line of credit was offset by a decline in interest expense on our term loan. The line of credit was used exclusively during both periods by our U.S. operation as it experienced reduced cash flow.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006
REVENUES
Consolidated revenues for the six months ended June 30, 2007 of $18.0 million were $476 thousand or 3% lower than 2006. Our first half results are often lower than those of subsequent quarters due to seasonal factors; however results in the first six months of 2007 fell short of revenue in the same period of 2006. Sales declined on a year-over-year basis in both the U.S. and international markets. The U.S. based sales declined approximately $374 thousand related to a large order in 2006 greater than $500 thousand with no orders of a similar size in 2007. While revenues in our international operations were down only 1% during this same time period, the actual decline would have been larger if it was not offset by the positive impact of foreign exchange rates as the Euro strengthened vs. the Dollar.
GROSS PROFIT
Consolidated gross profit was $10.5 million or 58% of revenues for the six months ended June 30, 2007, compared to $10.5 million or 57% of revenues for the same period in 2006. Included in 2007 costs of goods sold is an inventory write-off of $110 thousand to identify products which may be difficult to sell as we migrate from fiber optic based products to IP/Ethernet products. During the same time period in 2006 we had costs for compliance with lead-free product requirements that were charged against cost of goods sold.
OPERATING EXPENSES
Consolidated operating expenses were $10.5 million for the six months ended June 30, 2007 compared to $9.3 million in 2006. The Company incurred higher costs in the area of sales and marketing as we deliver new products to the marketplace. In addition, we had restructuring costs in the first quarter which totaled $145 thousand with $67 thousand included in engineering, $38 thousand in sales and marketing, and the remaining $40 thousand in costs of goods sold. The Company had an overall increase of $1.2 million or 13% in operating expense primarily resulting from:
•	Increases attributable to the impact of foreign exchange rates as the Euro increased vs. the Dollar.
•	Additional sales and marketing costs as we expand globally and enhance our sales capabilities including additional sales staff and greater participation in trade shows. The majority of this cost increase is from our international operations.
•	Increased general and administrative expenses related to number of items such as compliance with the new requirements of Sarbanes Oxley and FIN 48.
OTHER EXPENSE
Other expense of $603 thousand for the six months ended June 30, 2007 and 2006 consisted almost entirely of interest expense. Increased interest expense from additional use of our line on credit was offset by a decline in interest expense on our term loan. The line of credit was used exclusively during both periods by our U.S. operation as it experienced reduced cash flow.
INCOME TAXES
As of June 30, 2007 the Company had deferred tax assets related to net operating losses and research and development tax credit carryforwards of $1.9 million. This is an increase of $642 thousand from December 31, 2006. These net operating loss and tax credit carryforwards are in the U.S. operation and begin to expire in the year 2019.
In evaluating the Company’s ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. Based on the weight of the positive and negative evidence and the information available, the Company believes that it is more likely than not that the deferred tax assets will be realized.

FINANCIAL CONDITION
The Company’s stockholders’ equity increased from $17.9 million at December 31, 2006 to $18.4 million at June 30, 2007. The increase in overall stockholders’ equity resulted from a net loss in the current quarter offset by (i) an increase in additional paid in capital primarily from the grant of stock to employees and directors, including Company stock purchased in the employee stock purchase plan and (ii) a positive impact of foreign currency translations as the U.S. Dollar weakened against the Euro.
The total assets of the Company were comparable at $45.1 million on June 30, 2007 and $46.3 million at December 31, 2006. This modest decline is directly attributable to a reduction in accounts receivable at June 30, 2007 from lower than expected sales and the Company’s effort to improve collections. During the second quarter of 2007 capital spending continued in order to improve and expand our product development, manufacturing and information technology capabilities.
The Company’s total liabilities decreased $1.6 million from $28.3 million at December 31, 2006 to $26.7 million at June 30, 2007. This is predominately from declines in accounts payable, accrued payroll and notes payable. The decline is partially offset by a $1.0 million increase in the bank line of credit compared to year-end 2006.
The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. As of June 30, 2007, the Company had $1.8 million outstanding on its bank line of credit with an effective interest rate of 8.05%. This balance is the current maximum amount the U.S. legal entity can borrow on its line of credit.
The Company does have additional borrowing capability on our Euro line of credit through our subsidiary based in the Netherlands. However, use of the Euro line of credit to support the U.S. operation could result in tax liability and tax expense if these funds were considered a deemed dividend.
Obligations to the bank and the subordinated note holder are secured by the Company’s assets and the subordinated debt is secured by a Deed of Pledge in the share capital of our subsidiary in the Netherlands constituting 35% of the issued share capital of this subsidiary.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $835 thousand for the first six months of 2007, compared to cash used of $590 thousand in the first six months of the prior year. Our cash from operations is the result of our net loss, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The increase in cash provided by operating activities is due to significant decline in accounts receivable as the Company enhanced its collection efforts. This is somewhat offset by a decline in accounts payable and other liabilities.
Cash used in investing activities was $628 thousand for the first half of 2007 and $213 thousand for the same period in 2006. The increase is primarily attributable to an increase in capital expenditures as the Company invested in its sales, information technology, and product development efforts to transition from a Fiber Optic to an IP/Ethernet product set and to further integrate its international and domestic operations.
During 2007 financing activities provided $177 thousand in cash compared to $234 thousand provided during the first half of 2006. The current year decrease is a result of a $1.0 million decline in the proceeds from exercising stock options. The decline in exercising stock options is due to the Company’s stock price falling significantly in the past year. This decline was somewhat offset by a $967 thousand increase in the outstanding balance on our line of credit.
We plan to finance our future working capital needs with our operating cash flow and continued use of our line-of-credit. In the event these sources become insufficient to meet funding needs, the Company may be required to scale back sales and marketing expenses, product research and development costs, and/or overhead costs. Additionally, the Company would pursue an increase in its line of credit, additional debt or equity financing, and/or make dividend payments from its European operations. Dividends could result in increased tax liability and tax expense to the Company.
The Company has experienced a net loss in the first and second quarters of 2007. If these losses continue, the liquidity of our business would be adversely impacted. This may result in a reduction in our ability to secure additional financing opportunities. If we are able to secure additional financing under these circumstances the cost could be prohibitive. Our net losses are primarily from our U.S. operation which has experienced decreased operating cash flow and is currently using the maximum amount allowable on its line of credit.

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
Item 4. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2007, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
CHANGES IN INTERNAL CONTROLS
In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
The Company identified numerous risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006. The following are additional risk factors we have identified.
We may be required to establish a valuation allowance on certain deferred tax assets if we are unable to obtain sufficient future profitability in our U.S. operations.
The Company has net operating loss and business tax credit carryforwards for U.S. income tax purposes that begin to expire in 2019. In evaluating the Company’s ability to realize the deferred tax assets recorded as a result of these items, we consider all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about future taxable income which has a substantial amount of inherent subjectivity. If we are unable to obtain sufficient future profitability in the U.S. operations and/or implement appropriate tax planning strategies then the Company may be required to provide a valuation allowance related to its deferred tax assets. While recording a valuation allowance would have no cash flow impact it could have a material negative impact on the earnings and net assets of the Company.
If we are unable to generate new sales and attain profitability, our business and our financial condition and results of operations may be adversely impacted.
Our lack of profitability in recent periods may impact our ability to attract customers, employees, investors and creditors. Our ability to achieve profitability in future periods will depend in large part on our ability to generate new sales, to improve our rate of manufacturing utilization, and to manage sales, product development, and general and administrative expenses in proportion to our revenue. We cannot be certain that we will generate profits or that a failure to do so would not have a material adverse effect on our business. Our lack of profitability and cash flow constraints are particularly emphasized in our U.S. operations where our current sales levels underscore the need to continue and succeed with implementation of product advancements, sales improvements and cost controls.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed June 30, 1998 and Form 8-K filed April 19, 2005)

3.2	By-Laws (Incorporated by reference from Form 10-K filed June 30, 1998)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -— filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM-NKF, INC.
Date: August 6, 2007	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date: August 6, 2007	/s/ Steven Tamburo
Steven Tamburo,
Chief Financial Officer