Form 10-Q
period 2007-09-30
Optelecom-NKF, Inc.
filed 2007-11-14
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2007
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

Large Accelerated Filer   ☐    Non-accelerated Filer   ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

At October 31, 2007, the registrant had outstanding 3,622,283 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(September 30, 2007 Unaudited)

(Dollars and Share Amounts in Thousands)

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,413	$3,571
Accounts and contracts receivable, net of allowance for doubtful accounts of $290 and $625	9,305	9,222
Inventories, net	5,912	5,759
Deferred tax asset — current	678	905
Prepaid expenses and other current assets	741	1,047
Total current assets	20,049	20,504
Property and equipment, at cost less accumulated depreciation of $7,298 and $6,377	2,729	2,488
Deferred tax asset — less current portion	1,588	1,284
Goodwill	14,785	13,678
Intangible assets, net of accumulated amortization of $1,990 and $1,288	8,185	8,124
Other assets	200	196
TOTAL ASSETS	$47,536	$46,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,740	$3,371
Accrued payroll	1,331	2,105
Bank line of credit	1,600	800
Current portion of notes payable	1,619	1,548
Taxes payable	396	577
Accrued warranty reserve	389	431
Commissions payable	323	220
Current portion of capital lease obligations	63	71
Other current liabilities	907	1,375
Total current liabilities	9,368	10,498
Notes payable	14,291	14,650
Deferred tax liability	2,134	2,102
Interest payable	1,051	788
Capital lease obligations	—	45
Other liabilities	254	248
Total liabilities	27,098	28,331

STOCKHOLDERS’ EQUITY
Common stock, $0.03 par value — shares authorized, 15,000; issued and outstanding 3,619 and 3,495 shares as of September 30, 2007, and December 31, 2006, respectively	108	105
Additional paid-in capital	15,241	14,497
Accumulated other comprehensive income	1,910	570
Treasury stock, 163 shares, at cost	(1,265)	(1,265)
Retained earnings	4,444	4,036
Total stockholders’ equity	20,438	17,943
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,536	$46,274

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	2007	2006
Revenue	$11,464	$10,146
Cost of goods sold	4,441	4,059
Gross profit	7,023	6,087
Operating expenses:
Sales and marketing	2,524	2,021
Engineering	1,230	1,222
General and administrative	1,547	1,703
Amortization of intangibles	191	178
Total operating expenses	5,492	5,124
Income from operations	1,531	963
Other expense, net	(315)	(296)
Income before income taxes	1,216	667
Provision for income taxes	334	271
Net Income	$882	$396
Basic earnings per share	$0.24	$0.11
Diluted earnings per share	$0.24	$0.11
Weighted average common shares outstanding — basic	3,617,246	3,503,925
Weighted average common shares outstanding — diluted	3,621,396	3,530,908

Net income	$882	$396
Foreign currency translation	912	240
Comprehensive income	$1,794	$636

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	2007	2006
Revenue	$29,490	$28,648
Cost of goods sold	12,006	12,083
Gross profit	17,484	16,565
Operating expenses:
Sales and marketing	7,234	6,017
Engineering	3,770	3,574
General and administrative	4,463	4,378
Amortization of intangibles	563	450
Total operating expenses	16,030	14,419
Income from operations	1,454	2,146
Other expense, net	(918)	(892)
Income before income taxes	536	1,254
Provision for income taxes	128	470
Net income	$408	$784
Basic earnings per share	$0.12	$0.23
Diluted earnings per share	$0.12	$0.22
Weighted average common shares outstanding — basic	3,496,083	3,422,554
Weighted average common shares outstanding — diluted	3,502,166	3,565,621

Net income	$408	$784
Foreign currency translation	1,340	1,476
Comprehensive income	$1,748	$2,260

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands)

	2007	2006
Cash Flows from Operating Activities:
Net income	$408	$784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,271	996
Accounts receivable provision	(352)	141
Change in allowance for inventory obsolescence	110	34
Accrued warranty reserve	(60)	96
Stock based compensation	703	735
Deferred rent	7	18
Deferred tax asset	(58)	(608)
Deferred tax liability	(141)	(114)
Change in assets and liabilities:
Accounts and contracts receivable	758	(1,629)
Inventories	(8)	(767)
Prepaid expenses and other current assets	373	(120)
Other assets	15	(189)
Accounts payable and other accrued expenses	(1,503)	(101)
Other current liabilities	(699)	(315)
Interest payable	262	359
Net cash provided by (used in) operating activities	1,086	(680)
Cash Flows from Investing Activities:
Capital expenditures	(875)	(260)
Net cash used in investing activities	(875)	(260)
Cash Flows from Financing Activities:
Net increase in bank line of credit	800	400
Payments on notes payable and capital leases	(1,126)	(1,892)
Proceeds from employee stock purchase plan	34	30
Proceeds from exercise of stock options	11	1,248
Net cash used in financing activities	(281)	(214)
Effect of exchange rates on cash and cash equivalents	(88)	579
Net decrease in cash and cash equivalents	(158)	(575)
Cash and cash equivalents — beginning of period	3,571	3,046
Cash and cash equivalents — end of period	$3,413	$2,471
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period of interest	$485	$499
Cash paid during the period for income taxes	$717	$774

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

NOTE B — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income from operations and other comprehensive income.  Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in other comprehensive income, a component of Shareholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Statement of Operations.  Under existing accounting standards, other comprehensive income for the Company reflects the impact of fluctuations of the Euro to U.S. dollar foreign exchange rate.

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

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Production materials	$3,451	$3,431
Work in process	1,211	785
Finished goods	1,892	2,050
Allowance for obsolescence	(642)	(507)
Total inventories, net	$5,912	$5,759

NOTE D — NOTES PAYABLE

On March 8, 2005 the Company completed the acquisition of NKF Electronics B.V. The purchase price for the acquisition was approximately 18.3 million Euros ($24.4 million USD), which consisted of a cash payment of 11.0 million Euros ($14.5 million USD) and a 6% subordinated debt issued to the seller for the remainder.

The cash portion of the purchase price was funded by a $14.6 million senior term facility provided by a bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. The 4.1 million Euro-based term loan has been paid in full by the Company. The USD term loan carries interest at the rate of LIBOR plus a margin which can range from 2.25% to 3.25%. The variability in the margin is a function of the Company’s leverage position which is calculated as total senior term facility divided by EBITDA. As of September 30, 2007, the interest rate on this facility was 9.07%. The term loan is subject to a 72-month amortization with a balloon payment due after 48 months in April 2009. Principal and interest are payable on a monthly basis.

The subordinated debt is denominated in Euros with a principal amount of 7.3 million Euros and is provided by Draka Holding, N.V. who was the seller. The subordinated debt accrues interest at a rate of 6% per year and is due and payable in full on March 8, 2010. This Euro denominated debt experienced an increase of $585 thousand and $785 thousand during the third quarter of 2007 and first nine months of 2007 due to the impact of exchange rate changes.

The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. The line of credit carries interest at the rate of LIBOR plus a margin which can range from 1.75% to 2.75%, depending on the Company’s leverage position. As of September 30, 2007, the Company had $1.6 million outstanding on its bank line of credit with an effective interest rate of 7.60%. This entire balance is outstanding to the U.S. legal entity. The Company does have additional borrowing capability on our Euro line of credit through our subsidiary based in the Netherlands.

The Company is required by the bank to comply with certain financial covenants including maintaining a minimum fixed charge coverage ratio and a maximum senior debt leverage ratio. The Company was not in compliance with one of these covenants at both September 30, 2007 and December 31, 2006, however the Company received waivers from the bank related to the noncompliance through September 30, 2007. The noncompliance was a shortfall in maintaining the fixed charge covenant.

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

Notes payable consist of the following:

	September 30, 2007	December 31, 2006
Senior term facility with a bank due April 2009	$5,339	$6,483
Subordinated note due March 2010	10,477	9,692
Other	94	23
	15,910	16,198
Less: Current portion	(1,619)	(1,548)
Total notes payable	$14,291	$14,650

NOTE E — EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock computation method, provided the options are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 432 thousand shares of common stock were outstanding during the first nine months of 2007 but were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three Months Ended September 30,
	2007	2006
Basic earnings per share:
Net income	$882	$396
Weighted average common shares — basic	3,617	3,504
Basic earnings per share	$0.24	$0.11
Diluted earnings per share:
Net income	$882	$396

Weighted average common shares — basic	3,617	3,504
Assumed conversion of:
Stock options	4	27
Weighted average common shares — diluted	3,621	3,531

Diluted earnings per share	$0.24	$0.11

	Nine Months Ended September 30,
	2007	2006
Basic earnings per share:
Net income	$408	$784
Weighted average common shares — basic	3,496	3,423
Basic earnings per share	$0.12	$0.23
Diluted earnings per share:
Net income	$408	$784

Weighted average common shares — basic	3,496	3,423
Assumed conversion of:
Stock options	6	143
Weighted average common shares — diluted	3,502	3,566

Diluted earnings per share	$0.12	$0.22

NOTE F — SHARE BASED COMPENSATION

Share-based compensation expense recognized for the three and nine months ended September 30, 2007 was $239 thousand and $703 thousand respectively or $0.07 and $0.20 for both basic and diluted earnings per share. For the three and nine months ended September 30, 2006 share-based compensation expense was $268 thousand and $735 thousand respectively or $0.08 and $0.21 for both basic and diluted earnings per share. As of September 30, 2007, total unamortized compensation expense related to non-vested share-based compensation was $872 thousand and is expected to be recognized over an average weighted period of a year.  In each of the periods described above, compensation expense was recorded in the Consolidated Statements of Operations.  The Company did not capitalize any stock-based compensation cost during these periods.  The Company did not recognize any income tax benefits from stock-based payment plans for the nine months ended September 30, 2007 and 2006.

Stock Option Plans

The Company has two stock-based compensation plans.  It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. The 2002 Incentive Stock Option Plan provides for up to 777 thousand shares available for grant. These options or shares may be granted to officers (including officers who are directors) and other key employees of the Company.  There were 66 thousand options available for future grant at September 30, 2007.  The exercise price of each option is the  market value of the stock at the grant date. Options issued in 2007 are 100% exercisable two years from the grant date. Options issued prior to 2007 are 25% exercisable at the grant date with an additional 50% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178 thousand shares available for grant.  Options under this plan are granted to non-employee directors at fair market value on the date of grant and are exercisable upon grant and expire five years thereafter.  There were 53 thousand awards available for future grant at September 30, 2007.

A summary of the activity, subsequent to December 31, 2006, of the Company’s aggregate stock option awards under its plans is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2006	350	$10.45	3.01	$376
Granted	114	9.12
Exercised	(1)	3.05
Forfeited, cancelled or expired	(6)	10.48
Outstanding, March 31, 2007	457	10.13	3.24	51
Granted	0
Exercised	(1)	5.00
Forfeited, cancelled or expired	(9)	9.96
Outstanding, June 30, 2007	447	10.14	3.05	35
Granted	0
Exercised	(1)	4.66
Forfeited, cancelled or expired	0
Outstanding, September 30, 2007	446	10.16	2.81	24
Vested and expected to vest, September 30, 2007	433	10.17	2.76	24
Exercisable, September 30, 2007	323	$10.31	2.24	$24

The following table summarizes information about all stock options outstanding at September 30, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 4.66 to $9.15	209	3.33	$8.77	103	$8.46
$ 9.16 to $9.81	112	1.79	9.32	113	9.32
$ 9.82 to $14.24	113	2.79	12.50	96	12.32
$ 14.25 to $27.77	12	3.42	20.44	11	20.48
Total	446	2.81	$10.16	323	$10.31

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

During the nine months ended September 30, 2007, less than 3 thousand stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. When the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes --- an interpretation of SFAS No. 109”.  FIN 48 clarifies SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for our fiscal year beginning January 1, 2007, and the Company adopted FIN 48 at that time.  The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

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

Information regarding the Company’s domestic and foreign revenue and long lived assets is as follows:

	Three Months Ending September 30, 2007		Three Months Ending September 30, 2006
	Revenue	Long Lived Assets	Revenue	Long Lived Assets
Europe	$5,294	$24,277	$5,107	$22,471
U.S.	4,373	3,179	3,838	2,841
Asia	744	31	281
Middle East	551		788
Other	502		132
Total	$11,464	$27,487	$10,146	$25,312

	Nine Months Ending September 30, 2007		Nine Months Ending September 30, 2006
	Revenue	Long Lived Assets	Revenue	Long Lived Assets
Europe	$14,105	$24,277	$13,955	$22,471
U.S.	10,781	3,179	10,236	2,841
Asia	1,462	31	1,215
Middle East	2,174		1,913
Other	968		1,329
Total	$29,490	$27,487	$28,648	$25,312

NOTE I — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Federal Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 defines "fair value", establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates. There have been no material changes in the company’s critical accounting policies during the nine months ended September 30, 2007.

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

In March 2007 we announced changes to our corporate structure that will globally integrate the management functions previously established as individually and separately-managed units at our U.S. and European operating facilities. The plan integrates under one management team the Company’s global sales and marketing, product development, service, support and fulfillment functions. In addition to the operational benefits, the restructuring reduced costs by approximately $500 thousand in 2007. We anticipate an additional $250 thousand of additional savings for the fourth quarter of 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE

Consolidated revenue for the quarter ended September 30, 2007 of $11.5 million was $1.3 million or 13% higher than the third quarter of 2006. The increase includes improvement in domestic revenue of $623 thousand, or 16%, and improvement in international revenue of $695 thousand, or 11%. The increase in international revenue includes approximately $400 thousand from the positive impact of foreign exchange rates as the Euro increased vs. the Dollar. Excluding foreign exchange adjustments,  international revenue increased 5%.

Approximately 18% of our sales were in IP/Ethernet products in the current quarter and the Company believes the market shift to video communication systems based on IP/Ethernet network technology is underway and will continue. Demand for fiber optic based products still represents a majority of our sales; however fiber optic based sales are projected to decline in domestic and international markets. The newer technology allows users to easily disseminate, store and process video images.

COSTS OF GOODS SOLD

Consolidated costs of goods sold were $4.4 million or 39% of revenue for the quarter ended September 30, 2007, compared to $4.1 million or 40% of revenue for the third quarter of 2006. The decrease to 39% from 40% is primarily because of increased efficiency including from a reduction in force in U.S. manufacturing personnel in March 2007. These cost reductions were somewhat offset by approximately $160 thousand of additional costs from the impact of foreign exchange rates as the Euro increased versus the Dollar.

GROSS PROFIT

Consolidated gross profit was $7.0 million or 61% of revenue for the quarter ended September 30, 2007, compared to $6.1 million or 60% of revenue for the third quarter of 2006. The 1% gross margin improvement results from the 13% increase in revenue combined with only a 9% increase in costs of goods sold.

OPERATING EXPENSES

Consolidated operating expenses were $5.5 million for the quarter ended September 30, 2007 compared to $5.1 million in 2006, an increase of $368 thousand or 7% in the current quarter. Approximately $150 thousand of this increase was from the impact of foreign exchange rates as the Euro increased versus the Dollar.

The increase excluding foreign exchange rates was 4% which primarily resulted from sales and marketing costs increasing as we added sales and sales support staff in 2007. The majority of the sales and marketing cost increases are from our international operations. These increased costs were partially offset by a $156 thousand reduction in general and administrative expenses as the Company implemented cost control measures in 2007.

OTHER EXPENSE

Other expense for the quarters ended September 30, 2007 and 2006 consisted almost entirely of interest expense. Other expense totaled $315 thousand in the current quarter as increased interest expense on our line of credit was partially offset by a decline in interest expense as we continue to pay down our term loan. The line of credit was used exclusively during both periods by our U.S. operation as it experienced negative cash flow.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE

Consolidated revenue for the nine months ended September 30, 2007 of $29.5 million was $842 thousand or 3% higher than 2006. Results in the first nine months of 2007 fell short of our expectations; however the revenue increase in the current quarter demonstrated positive progress. 2007 revenue includes a positive impact from the impact of foreign exchange rates totaling approximately $2.0 million. Excluding foreign exchange adjustments, current year revenue shows a small decline versus 2006 of 4%.

Sales increased modestly on a year-over-year basis in both the U.S. and international markets. The U.S. based sales improved 2% and $250 thousand. Revenue in our international operations was up $592 thousand during 2007. However, after considering the positive impact from foreign exchange rates, the revenue amount declined 8%.

COSTS OF GOODS SOLD

Consolidated costs of goods sold were $12.0 million in 2007 compared to $12.1 million in 2006. The costs were comparable while the Company had a small increase in revenue during the current period. The costs of goods sold were held in line with prior periods with a reduction in force in U.S. manufacturing personnel and a reduction in costs from reduced profit sharing for international employees. These cost reductions were somewhat offset by additional costs related to foreign exchange rates.

GROSS PROFIT

Consolidated gross profit was $17.5 million or 59% of revenue for the nine months ended September 30, 2007, compared to $16.6 million or 58% of revenue for the same period in 2006. The gross profit percentage increased slightly in the current year as revenue increased modestly combined with cost reductions in 2007 including a reduction in force in U.S. manufacturing. These cost reductions were somewhat offset by additional costs from the impact of foreign exchange rates. We also had costs in 2006 for compliance with lead-free product requirements that were charged against cost of goods sold. There were no similar costs in 2007.

Included in 2007 costs of goods sold is an inventory write-off of $110 thousand to identify products which may be difficult to sell as we migrate from fiber optic based products to IP/Ethernet products. The Company’s review of the fiber optic products continues as the market for our products shifts and we update or adapt our product plans. As a result, more inventory write-downs may be necessary if additional products are discontinued or become obsolete.

OPERATING EXPENSES

Consolidated operating expenses were $16.0 million for the nine months ended September 30, 2007 compared to $14.4 million in 2006, an increase of 11%. The Company’s overall increase of $1.6 million in operating expense included increased costs from the impact of foreign exchange rates of approximately $800 thousand. The remaining $800 thousand increase is primarily attributable to:

•                  Sales and marketing costs as we expand globally and enhance our sales capabilities. This included hiring additional sales managers and sales support staff.  The majority of this cost increase is from our international operations.

•                  Restructuring costs in the U.S. operation which totaled $145 thousand in the first quarter of 2007.

OTHER EXPENSE

Other expense for the first nine months of 2007 and 2006 consisted almost entirely of interest expense. Other expense totaled $918 thousand in the current period as increased interest expense from additional use on our line of credit was partially offset by a decline in interest expense as we continue to pay down our term loan. The line of credit was used exclusively by our U.S. operation as it experienced negative cash flow at times during these periods.

INCOME TAXES

As of September 30, 2007 the Company had deferred tax assets related to net operating losses and research and development tax credit carryforwards totaling $1.8 million. This is an increase of approximately $200 thousand from December 31, 2006. These net operating loss and tax credit carryforwards are in the U.S. operation and begin to expire in the year 2019.

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

FINANCIAL CONDITION

The Company’s stockholders’ equity increased from $17.9 million at December 31, 2006 to $20.4 million at September 30, 2007.  The increase in overall stockholders’ equity resulted from:

•                  Net income in the current year of $408 thousand.

•                  An increase in additional paid in capital of $744 thousand primarily from the grant of stock to employees and directors.

•                  A $1.3 million increase in accumulated other comprehensive income primarily from the positive impact of foreign currency translations as the U.S. Dollar weakened against the Euro.

The total assets of the Company were $47.5 million at September 30, 2007 and $46.3 million at December 31, 2006. This modest increase is directly attributable to a $1.1 million increase in goodwill from the impact of foreign exchange rates.

The Company’s total liabilities decreased $1.2 million from $28.3 million at December 31, 2006 to $27.1 million at September 30, 2007. This is predominately from declines in accounts payable and accrued payroll which were partially offset by an $800 thousand increase in the bank line of credit compared to year-end 2006.

The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. As of September 30, 2007, the Company had $1.6 million outstanding on its bank line of credit with an effective interest rate of 7.60%. This balance is slightly below the current maximum amount the U.S. legal entity can borrow on its line of credit.

The Company does have additional borrowing capability of $1.9 million U.S. Dollars on our Euro line of credit through our subsidiary based in the Netherlands. However, use of the Euro line of credit to support the U.S. operation could result in tax liability and tax expense if these dividends were considered a deemed dividend.

Obligations to the bank under the acquisition debt and the line of credit are secured by the Company's assets. This includes our accounts receivable, inventory, equipment, securities, property, cash and non-cash proceeds and products. The subordinated note is secured by a Deed of Pledge in the capital of NKF. The pledged shares constitute 35% of the issued share capital of NKF. This debt is subordinate to the security interest of the bank.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.1 million for the first nine months of 2007, compared to cash used of $1.3 million in the same period of 2006. Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The increase in cash provided by operating activities is due to significant decline in accounts receivable as the Company enhanced its collection efforts and improved revenue. This is somewhat offset by a decline in accounts payable and other liabilities.

Cash used in investing activities was $875 thousand for the first nine months of 2007 and $260 thousand for the same period in 2006. The increase is attributable to an increase in capital expenditures as the Company invested in its sales, information technology, and product development efforts to transition from a Fiber Optic to an IP/Ethernet product set and to further integrate its international and domestic operations.

During 2007 $281 thousand of cash was used for financing activities compared to $375 thousand provided by financing activities during 2006. The current year decrease is a result of a $1.8 million decline in the proceeds from exercising stock options. The decline in exercising stock options is due to the Company’s stock price falling significantly in the past year. This decline was somewhat offset by an $800 thousand increase in the outstanding balance on our line of credit.

We plan to finance our future working capital needs with our operating cash flow and continued use of our line-of-credit. In the event these sources become insufficient to meet funding needs, the Company may be required to scale back sales and marketing expenses, product research and development costs, and/or overhead costs. Additionally, the Company would pursue an increase in its line of credit, additional debt or equity financing, and/or make dividend payments from its European operations. Dividends from international operations could result in increased tax liability and tax expense to the Company.

The Company experienced a net loss in the first and second quarters of 2007 with a return to profitability in the third quarter. If losses were to recur, the liquidity of our business would be adversely impacted. This may result in a reduction in our ability to secure additional financing opportunities. If we are able to secure additional financing under these circumstances the cost could be prohibitive. Our net losses in the first two quarters were primarily from our U.S. operation which has experienced decreased operating cash flow in certain recent periods. Our US operation is currently near the maximum amount allowable outstanding on its line of credit.

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

•                  future revenue;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to foreign currency exchange rate risk on our investment in our European operations. We do not hedge our net investment in foreign operations or other transactions with these operations and we have no derivative financial instruments for the underlying economic exposure. Most of these gains and losses are recorded directly in shareholders’ equity.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2006. With the exception of the foreign currency exchange rate risk noted above, our exposures to market risk have not changed materially since December 31, 2006.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2007, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our lack of profitability in certain periods may impact our ability to attract customers, employees, investors and creditors. Our ability to sustain profitability in future periods will depend in large part on our ability to maintain current customers and generate new sales, to maintain or improve our rate of manufacturing utilization, and to manage sales, product development, and general and administrative expenses in proportion to our revenue. We cannot be certain that we will generate profits in the future or that a failure to do so would not have a material adverse effect on our business. Our profitability and cash flow constraints are particularly emphasized in our U.S. operations where our recent sales levels underscore the need to succeed with implementation of product advancements, sales improvements and cost controls.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)

3.2	By-Laws (incorporated by reference from Form 10-K filed March 31, 1998)

10.1	Amendment to Employment Agreement, dated August 9, 2007, between Optelecom-NKF, Inc. and Steven Tamburo (incorporated by reference from Form 8-K filed August 8, 2007)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM-NKF, INC.

Date: November 14, 2007	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date: November 14, 2007	/s/ Steven Tamburo
Steven Tamburo,
Chief Financial Officer