Form 10-K
period 2007-12-31
Optelecom-NKF, Inc.
filed 2008-03-27
CIK 275858

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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
 Common Stock $0.03 Par Value.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At June 29, 2007, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $25,838,932 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

         At March 11, 2008, the registrant had outstanding 3,636,730 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

OPTELECOM-NKF, INC.
FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

        Statements in this Form 10-K that are in the future tense, and all statements accompanied by terms such as "believe," "project," "expect," "estimate," "assume," "intend," "anticipate," and variations or similar terms are intended to be "forward-looking statements" as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified below and under the Risk Factors identified in Item 1A of this Form 10-K, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

        The Company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Forward-looking statements are based upon, among other things, the Company's assumptions with respect to:

  •
  future revenues;

  •
  expected sales levels and cash flows;

  •
  acquisitions or divestitures of businesses;

  •
  debt payments and related interest rates;

  •
  fluctuations in foreign currency amounts and rates;

  •
  performance issues with key suppliers;

  •
  product performance and the successful execution of internal plans;

  •
  successful negotiation of major contracts;

  •
  effective tax rates, deferred tax assets and timing and amounts of tax payments;

  •
  the results of any audit or appeal process with the Internal Revenue Service; and

  •
  anticipated costs of capital investments.

        You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in forward-looking statements. These forward-looking statements speak only as of the date when they are made. The Company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. In the future, the Company and its senior management may make forward-looking statements that involve the risk factors and other matters described in this Form 10-K as well as other risk factors subsequently identified, including those in the Company's filings with the Securities and Exchange Commission on Form 10-Q and Form 8-K.

Item 1.    BUSINESS

        Optelecom-NKF, Inc. (NASDAQ: OPTC), is a global supplier of Internet Protocol (IP) video and fiber transmission equipment, including IP cameras, video servers, network video recorders, video management and video analytics software. We deliver complete solutions for traffic management and security of airports, seaports, casinos, prisons, utilities, public transport, city centers, hospitals, and corporate campuses.

        Optelecom-NKF, Inc. (Optelecom-NKF or the Company) is committed to providing its customers with expert technical advice and support in addition to products that are developed and tested for professional and mission critical applications. All Optelecom-NKF IP surveillance solutions are marketed under the Siqura® name.

        The Optelecom-NKF corporate headquarters is in Germantown, Maryland, USA, with European corporate offices in Gouda, the Netherlands, and sales offices in France, Spain, the UK, Dubai and Singapore.

HISTORY

        Optelecom-NKF is a Delaware corporation whose business activities began in 1972 under the name Optelecom, Inc. The Company's early business commenced with the design and delivery of specialized laser systems and fiber optic communications products for the Department of Defense and other defense related agencies of the Federal government.

        During the mid-1990's we successfully transitioned from having a significant number of military customers to being an industry provider of copper and fiber optic based communications products for both commercial and government customers. We focused on providing integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.

        On March 8, 2005, we acquired NKF Electronics B.V. (NKF), a wholly owned subsidiary of Draka Holding N.V. (Draka). NKF was founded in 1981 and had accumulated extensive expertise in fiber optic and IP/Ethernet network technologies. This expertise enabled NKF to build a broad range of communications products, ranging from fiber optic video modems and multiplexers to Video-Over-IP network solutions.

        On April 17, 2005, the Company's name was changed from Optelecom, Inc. to Optelecom-NKF, Inc. to reflect the importance of this acquisition and new corporate structure. The results of NKF's operations are included in our financial results beginning on March 8, 2005, when we acquired NKF.

ORGANIZATION, MARKETS AND PRODUCTS

        The Company currently maintains its corporate headquarters in Germantown, Maryland. In March 2007, we updated our corporate structure to globally integrate the management functions into one group. The Company was previously established as individually and separately-managed units at our U.S. and European operating facilities. We maintain operating centers in both the United States and the Netherlands under this integrated management structure, which includes research and development (R&D), production, sales and logistics in each location.

        See Note 11 to the consolidated financial statements for information concerning the geographic areas of the Company.

        We are a global supplier of network video equipment, including video codecs and servers, fiber optic systems, network video recorders, Ethernet switches and video management software. We are a customer and product focused company with a flexible philosophy based on providing companies and governments across the world with top quality solutions for traffic management and security surveillance.

        Optelecom-NKF is committed to providing its customers with competitively priced, highly reliable, quality equipment and solutions, along with outstanding technical advice and support. All products are developed and tested for real applications, particularly those that need to operate in challenging environmental conditions and across large distances between individual transmission sites. We are

ISO 9001:2000 certified and dedicated to the ongoing improvement of our products and processes, applying a high level of quality monitoring to increase customer satisfaction.

        We sell our products worldwide through direct sales, commercial integrators and resellers. Management expects the primary sales channel to continue to be the commercial integrator. In addition, several vendors incorporate the Company's products in their product offerings allowing the Company to penetrate markets we do not address directly.

        The Company continues to focus its resources on developing additional IP products, sales and distribution channels. Service and technical support programs are in place to attract and maintain a large network of integration companies. The Company primarily attracts new customer contacts through participation in trade shows in both the security and traffic markets. Our web site (www.optelecom-nkf.com) has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment.

        The Company has expanded its focus to identify prospects that have a requirement for complete IP-video solutions including the Company's video codecs, Ethernet network equipment, network video recorders and video management software as well as a broad range of pre and post sales services such as design, detailed engineering and training. Internal training programs have been implemented and additional personnel hired to expand the in-depth knowledge of our worldwide sales and support offices.

        We strive to continue improving our position as a leading producer and supplier of powerful, intelligent network video solutions by providing reliable and profitable products and services that enable customers around the world to reduce their total cost of ownership and enhance the effectiveness of their applications. Products for these markets are classified into the two broad categories of IP Video and Fiber Optic.

IP Video Products

        The Company offers complete IP surveillance solutions for small to large size Closed Circuit TV (CCTV) applications. IP Video related products represent 24% of our total sales in 2007. These products involve the digitization and compression of National Television System Committee (NTSC) and Phase Alternation by Line (PAL) video signal sources, thereby allowing transmission of video using Ethernet and IP. They are offered to the security and traffic markets as well as to other markets whose users are looking for cost-effective, high quality video solutions over private and public networks. These solutions are optimized to address specific customer requirements by offering a broad range of products for each network building block. These products provide compatibility between network components, high efficiency through modularity and scalability, improved effectiveness with the aid of powerful intelligent software tools, and reliability and availability of network services.

        Video over IP solutions are represented by the Siqura® product line. The Siqura product line includes video servers/codecs, IP cameras, Ethernet switches, recording and storage equipment. Also, to bring together all these hardware components, Siqura software solutions, Operator Office™ and the Optelecom-NKF Software Development Kit (SDK), help the user consolidate a complete video network under one, easy-to-use management platform.

Fiber Optic Products

        The Video over Fiber product line is comprised of the MC Series and the 9000 Series. The MC Series is designed for most common fiber applications and is recognized for its exceptional price-performance ratio. The 9000 Series is designed for the more complex and demanding Video over Fiber applications. The availability of 18 different wavelengths and the unique concept of using "option modules" are the core elements behind the versatility of the 9000 Series. Fiber Optic related products represent 73% of our total sales in 2007 and include the following:

Data Communications Products

        Data Communications Products traditionally include a comprehensive family of fiber optic modems that incorporate standard telecommunications protocols. The market applications for these products include specialty data and timing distribution modems for the military, aerospace and satellite earth station markets as well as commercial, industrial, traffic control and surveillance markets. This product set also includes a comprehensive line of Ethernet media converters and Ethernet switches. These products can be applied to a wide variety of Local and Wide Area Network applications within our vertical markets.

Digital Video Transmission Products

        Digital video transmission products provide a high quality video signal over long distances via optical fiber. The bandwidth required to achieve this performance is considerably greater than that needed for lower video quality systems, however, the enormous bandwidth capacity of fiber optic transmission media provides an obvious path for utilization of digital video technology. The video transmission format is strictly digital and can easily be combined with digitized voice and digital data streams. This feature facilitates switching and multiplexing of a wide variety of signals.

Coarse Wavelength Division Multiplexer (CWDM) Systems

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

High Resolution Video Transmission Products

        High Resolution Video Transmission Products include those used to remotely position a high-resolution display, such as a monitor or projector, from its video source. Because of the high bandwidth and fidelity required to transmit these signals, fiber optics is the only available means to transmit them further than approximately 1,000 feet. While VGA video, in the 1280 × 1024 pixel range, may be transmitted via copper using active baluns up to distances approaching 1,000 feet, the bandwidth required to transmit ultra high resolution 2048 × 2048 pixel RGB video limits the maximum transmission distance possible over copper wire to less than 100 feet.

Electro Optics Products

        In addition to our two primary product categories of IP and Fiber Optics the Company operates an Electro Optics (EO) group focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices under contract, primarily to government and defense industry customers. In EO, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. EO also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems. EO represents 3% of the Company's revenue in 2007 and sales are expected to decline in 2008.

RESEARCH AND DEVELOPMENT

        In recent years the Company has increased its investments and focused on the development of products being applied to the IP Video marketplace. These products will permit us to increase our penetration of the markets we serve and expand into new markets. The Company has increased its research and development staffing and is utilizing these additional resources to continue expanding its existing IP product lines. Our research and development expense is classified as Engineering in our financial statements and for the years ended 2007, 2006 and 2005 were $4.3 million, $3.6 million and $2.7 million respectively.

        Although the Company holds a limited number of patents relating to optical sensor technology and optical fiber networks, our business is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from third parties and we assign no value to patents in our financial statements.

QUALITY MANAGEMENT SYSTEM

        The Company maintains a Quality Management System fully compliant with ISO9001:2000 and maintains an ongoing certification to this standard. In keeping with our continuous improvement objectives, we continually implement enhancements to our quality performance metrics which track internal product defects, out-of-box failures, customer concerns, product repairs and new product introduction issues. With the goal of increasing customer satisfaction, management has continued to stress the importance of the Quality Management System and continues to utilize numerous quality tools, including a corrective action process, internal quality control audits and senior management reviews. Additionally, the Quality Management System provides for proper controls, conducts material review meetings, performs Mean Time Between Failure calculations to determine product reliability and works closely with suppliers to reduce incoming material defects. The U.S. and Netherlands-based facilities are in the process of comparing, improving, and synchronizing quality processes by standardizing many company-wide procedures.

        In keeping with our Company's commitment to quality products and services we adhere to the following corporate quality policy: Quality is the responsibility of every Optelecom-NKF employee and focuses on everything we do to maintain our competitive edge. Our commitment to quality includes a customer focus, individual ownership for quality, measurement and feedback systems, maintaining an ISO 9001:2000 compliant quality management system, and continual review of our quality objectives.

MANUFACTURING

        Both the US and the Netherlands-based facilities perform routine and specialized manufacturing, assembly, and product testing functions. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs quality inspections along with optical and electrical testing. Raw materials and supplies used in our business include sheet metal, optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a significant factor in our ability to provide products. In 2007, we continued to focus on decreasing the manufacturing defect rate, making throughput cycle-time improvements, and striving toward work-in-progress (WIP) reductions as the result of embracing lean concepts. This progress is all part of continuous, long-term improvement efforts.

        To remove potential barriers to international sales, we have an aggressive program to comply with Directive 2002/95/EC. This is often referred to as the ROHS directive (or Lead-Free legislation). This directive applies to the restriction on the use of certain hazardous substances in electrical and electronic equipment. In order to comply with the European Union ROHS legislation all of these substances are being removed, or reduced to within maximum permitted concentrations for products to be sold within the European Union.

COMPETITION

        We compete with other companies of roughly equal size that have similar resources as well as with much larger companies with greater resources. Our competitors include many privately held companies and some public corporations. The Company historically competes in two primary market segments, traffic monitoring and security surveillance. The competition in these markets often has established mature sales channels that allow for continued market penetration in both domestic and international markets. We anticipate that the expansion of the Company's IP product offering and increased sales and distribution channels worldwide will be the basis for sustained growth. We also will consider strategic acquisitions to enhance our planned internal growth.

SEASONALITY

        The Company's products are based on communications equipment technology. As such, seasonality affects our revenues to the extent that normal contracting activities are affected by capital budgets. We are also impacted in areas with colder climates as some outdoor projects are planned to avoid the winter months. This seasonality has resulted in generally lower levels of revenue in the first half of the year when compared to revenue in the second half of the year.

EMPLOYEES

        At December 31, 2007, the Company had 177 full time equivalent employees worldwide, including 57 in manufacturing, 55 in sales and marketing, 38 in research, development and engineering, 5 in Electro Optics, and 22 in general management, quality management, finance and administration. We expect a modest increase in headcount over the next 12 months.

        Our U.S. employees are not represented by any collective bargaining organization. The European employees based in the Netherlands are part of a collective bargaining agreement. We consider our employee relations at both locations to be good.

CORPORATE

        The Company's principal executive offices are located at 12920 Cloverleaf Center Drive, Germantown, MD 20874. The Company's telephone number is (301) 444-2200. Our home page on the Internet is www.optelecom-nkf.com. The Company makes web site content available for informational purposes, which is not incorporated by reference into this Form 10-K.

Item 1A.    RISK FACTORS

Fluctuations in financial performance could harm our long-term growth strategy.

        We have experienced and may continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, but are not limited to, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold and timing of investments in additional personnel, facilities and research and development. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls. Therefore, our business, financial condition, and operating results could be adversely affected if increased revenues are not achieved. If we fail to manage or anticipate future growth effectively our business will suffer.

The loss of one or more of our major customers could adversely affect our business, financial condition and operating results.

        For the twelve months ended December 31, 2007, approximately 16% of our revenues were accounted for by sales to five commercial customers. This is similar to the prior year when five customers represented 15% of our revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future projects, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect our business, financial condition and operating results.

We face significant competition for our products and any failure to remain competitive would harm our operating results.

        The markets in which we sell our products are highly competitive and characterized by rapidly changing technologies. We face significant competition from a large number of domestic and international competitors, some of which are larger and have larger product development, research and sales staffs. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development. Our future success will depend in part upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards that address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing such products or producing enhancements that meet these changing demands, or that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance. Our inability to develop and introduce new products or product enhancements in a timely manner or our failure to achieve market acceptance of new products could have a material adverse effect on our business, financial condition and operating results and our efforts to remain competitive.

We continue to integrate our global management structure.

        In March 2007, we updated our corporate structure to globally integrate the management functions into one group to address the continually changing technology trends within the industry. The Company was previously established as individually and separately-managed units at our U.S. global headquarters and European operating facilities. We continue the integration process, including product development, manufacturing, sales processes, finance and information technology. The challenges involved in this integration include the following:

  •
  Coordinating manufacturing operations in a rapid and efficient manner;

  •
  Combining product offerings and product lines effectively and quickly;

  •
  Integrating sales efforts so that customers can do business easily with the combined company;

  •
  Bringing together the companies' marketing efforts so that the industry receives useful information about our products and services;

  •
  Coordinating research and development activities to enhance introduction of new products and technologies; and

  •
  Ensuring employee compatibility in diverse global offices and markets.

        Also, we cannot assure you that the growth rate of the Company will equal the historical growth rates.

Optelecom borrowed $23.1 million of senior and subordinated notes in connection with its acquisition of NKF.

        In connection with the acquisition of NKF, we borrowed $23.1 million of senior and subordinated notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. By incurring indebtedness, the related risks that we face intensify. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. While management believes that the transaction will continue to be accretive, if it is not, we may be required to pursue equity or other financing to refinance the acquisition debt. At December 31, 2007, we have an outstanding balance of $17.0 million on this debt. Final maturity of the senior and subordinated notes is March 2009 and March 2010, respectively.

Future Capital Needs; Uncertainty of Additional Funding.

        We believe that our current capital resources, including an existing bank line-of-credit and future operating cash flows, will generate the funds needed for our long-term cash requirements. However, if our growth rate does not meet expectations, or if we should fail to generate the anticipated operating cash flows, we would be required to seek additional funding. In those circumstances, we would look to increase our line of credit and/or pursue equity financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If issuing equity securities raises additional funds, further dilution to existing stockholders will result. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate product development, sales and marketing, and overhead costs.

If we fail to attract and retain key personnel, our business could suffer.

        Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain personnel at levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management, and technical personnel, many of whom could be difficult to replace. The loss of service from these or other executive officers or key personnel or the inability to attract qualified personnel could have a material adverse effect on our business.

Our common stock price is volatile, we have never paid dividends and our stock is subject to future dilution.

        Our Common Stock currently trades on the NASDAQ Global Market. The securities markets have from time-to-time experienced significant price and volume fluctuations that were unrelated to our operating performance. In addition, the market prices of the common stock of many publicly traded technology companies have in the past been, and may in the future be, especially volatile. Announcements of technological innovations or new products of the Company or our competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by the Company or our competitors, regulatory developments in both the United States and foreign countries, and economic and other external factors, as well as period-to-period fluctuations in our operating and product development results, may have a significant impact on the market price of our Common Stock.

        We have not paid any cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future. In addition, dilution will occur upon the exercise of outstanding stock options or issuance of additional stock. Further dilution could be significant if we experience additional requirements to fund operations and decide to complete a future equity financing.

We face risks related to our international operations and revenue.

        Our customers are located throughout the world. In addition, with the acquisition of NKF, we have significant international operations including manufacturing, product development, sales and customer support operations. Our operations outside North America are primarily located in the Netherlands. Our international presence exposes us to certain risks, including the following:

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

  •
  currency fluctuations; and

  •
  potential adverse tax consequences.

        Net revenue from customers outside the United States accounted for 65%, 64%, and 59% of the Company's total revenue in 2007, 2006, and 2005, respectively. We expect that revenue from customers outside the United States will continue to account for a significant portion of our total net revenue. In addition, sales to many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

If we fail to manage our exposure to worldwide financial markets successfully, our operating results could suffer.

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to manage these risks. A portion of our net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, a substantial portion of our activities are conducted in other currencies, primarily Euros. A significant change in interest rates or movement in the Euro compared to the U.S. Dollar impacts our operations and financial position. At December 31, 2007, our stockholder's equity includes a $1.0 million accumulated unrealized foreign exchange loss on the 7.3 million Euro denominated subordinated note to the seller of NKF.

We may be required to establish a valuation allowance on certain deferred tax assets if we are unable to obtain sufficient future profitability in our U.S. operations.

        The Company has net operating loss and business tax credit carryforwards for U.S. income tax purposes that begin to expire in 2019. In evaluating the Company's ability to realize the deferred tax assets recorded as a result of these items, we consider all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about future taxable income which has a substantial amount of inherent subjectivity. If we are unable to obtain sufficient future profitability in the U.S. operations and/or implement appropriate tax planning strategies the Company may be required to provide a valuation allowance related to its deferred tax assets. While recording a valuation allowance would not have an immediate cash flow impact it could have a material negative impact on the earnings and net assets of the Company.

If we are unable to generate new sales and maintain profitability, our business and our financial condition and results of operations will be adversely impacted.

        Our lack of profitability in certain periods may impact our ability to attract customers, employees, investors and creditors. Our ability to sustain profitability in future periods will depend in large part on our ability to maintain current customers and generate new sales, to maintain or improve our rate of manufacturing utilization, and to manage sales, product development, and general and administrative expenses in proportion to our revenue. We cannot be certain that we will generate profits in the future and a failure to do so would have a material adverse effect on our business. Our profitability and cash flow constraints are particularly emphasized in our U.S. operations where our recent sales levels underscore the need to succeed with the implementation of product advancements, sales improvements and maintain cost controls.

Item 1B.    UNRESOLVED STAFF COMMENTS

        The Company has no unresolved comments from the Securities and Exchange Commission.

Item 2.    PROPERTIES

        The Company's corporate headquarters and domestic manufacturing facility is located at 12920 Cloverleaf Center Drive, Germantown, Maryland, where it leases 30,000 square feet of space, all of which is occupied by the Company. The lease expires in August of 2013. We maintain a corporate office and manufacturing facility in Gouda, the Netherlands where we lease approximately 36,000 feet of space, all of which we fully occupy. This lease expires in March of 2015.

        The Company also maintains office space in England, Spain, France, Singapore and Dubai. Management believes that our facilities, which have been specifically designed and fitted to accommodate our requirements, are sufficient to meet our current and anticipated near-term growth needs.

Item 3.    LEGAL PROCEEDINGS

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted for a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, representing its only class of publicly traded securities, is traded on the NASDAQ Global Market under the symbol OPTC. The following are the highest and lowest closing bid prices for the Common Stock as reported by NASDAQ during each quarter for the two years ended December 31, 2007 and 2006, respectively. These quotations may not necessarily reflect actual transactions:

	Bid Price
Quarter Ended
	High	Low
December 31, 2007	$9.20	6.46
September 30, 2007	8.42	6.05
June 30, 2007	9.10	5.90
March 31, 2007	12.60	7.90
December 31, 2006	11.24	9.84
September 30, 2006	13.66	7.90
June 30, 2006	29.16	13.33
March 31, 2006	25.34	13.36

        At March 11, 2008, the closing price of our Common Stock was $6.77.

        There were 3,636,730 shares of Common Stock outstanding as of March 11, 2008, and 518 record holders as of such date. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to use any future earnings to finance its operations, repay its debt obligations and fund growth of the business.

        The following is information on the Company's equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	423,289	10.27	130,247
Equity compensation plans not approved by security holders	—	—	—

Totals	423,289	10.27	130,247

STOCK PRICE PERFORMANCE GRAPH

        Set forth in this section is a line graph comparing the cumulative total stockholder return on Optelecom-NKF common stock against the cumulative total return of the NASDAQ US Index, the NASDAQ Telecommunications Stocks Index and the NASDAQ Electronic Components Stocks Index for the period of five fiscal years commencing December 31, 2002 and ending December 31, 2007. The Electronic Components Stocks Index was added in the current year to provide a closer comparison to our Company then the Telecommunications Stocks Index. The graph and table assume that $100 was invested on December 31, 2002 in each of Optelecom-NKF Common Stock, the NASDAQ US Index, the NASDAQ Telecommunications Stocks Index and the NASDAQ Electronic Components Stocks Index and that all dividends were reinvested. This data was furnished by NASDAQ.

	2002	2003	2004	2005	2006	2007
Optelecom-NKF	$100	$196	$200	$289	$226	$165
Nasdaq US Index	$100	$150	$163	$166	$183	$198
Nasdaq Telecommunications Stocks Index	$100	$112	$85	$90	$84	$51
Nasdaq Electronic Components Stocks Index	$100	$192	$152	$151	$166	$186

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected historic consolidated financial data for the periods and dates indicated. This information is derived from the Company's audited consolidated financial statements, which have been audited by the Company's independent registered public accounting firm. The information set forth below is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in Thousands, Except Share Amounts)

Year Ended December 31,	2007(a)	2006(a)	2005(a)	2004	2003
Revenues, net	$42,503	$39,484	$33,865	$19,395	$17,120
Net income	1,281	1,554	2,682	1,595	3,553
Basic earnings per common share	0.37	0.45	0.83	0.50	1.18
Diluted earnings per common share	0.37	0.44	0.80	0.49	1.11
As of December 31,
Total assets	49,963	46,274	38,868	12,366	10,432
Long-term obligations	17,749	17,833	18,787	243	164
Stockholders' equity	23,101	17,943	11,754	9,934	7,956

(a)
The results for 2007, 2006 and 2005 include the operations of NKF since March 8, 2005.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Optelecom-NKF is a global supplier of IP video and fiber transmission equipment, including IP cameras, video servers, network video recorders, video management and video analytics software. We deliver complete solutions for traffic management and security of airports, seaports, casinos, prisons, utilities, public transport, city centers, hospitals, and corporate campuses.

        Optelecom-NKF is committed to providing its customers with expert technical advice and support in addition to products that are developed and tested for professional and mission critical applications. All Optelecom-NKF IP surveillance solutions are marketed under the Siqura® name.

        The Optelecom-NKF corporate headquarters is in Germantown, Maryland, USA, with European corporate offices in Gouda, the Netherlands, and sales offices in France, Spain, the UK, Dubai and Singapore.

        Optelecom-NKF provides competitively priced, highly reliable, top quality equipment and solutions, along with technical advice and support. All products are developed and tested for real applications, particularly those that need to operate in challenging environmental conditions and across large distances between individual transmission sites. We are ISO 9001:2000 certified and dedicated to the ongoing improvement of our products and processes, applying a high level of quality monitoring to increase customer satisfaction.

        We sell our products worldwide through direct sales, commercial integrators and resellers. Management expects the primary sales channel to continue to be commercial integrators. In addition, several vendors incorporate the Company's products in their product offerings allowing the Company to penetrate markets we do not address directly.

        The Company continues to focus its resources on developing additional IP products, sales and distribution channels. Service and technical support programs are in place to attract and maintain a large network of integration companies. The Company primarily attracts new customer contacts through participation in trade shows in both the security and traffic markets. Our web site (www.optelecom-nkf.com) has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment.

        The Company has expanded its focus to identify prospects that have a requirement for complete IP-video solutions including the Company's video codecs, Ethernet network equipment, network video recorders and video management software as well as a broad range of pre and post sales services such as design, detailed engineering and training. Internal training programs have been implemented and additional personnel hired to expand the in-depth knowledge of our worldwide sales and support offices.

        We strive to continue improving our position as a leading producer and supplier of powerful, intelligent network video solutions by providing reliable and profitable products and services that enable customers around the world to reduce their total cost of ownership and enhance the effectiveness of their applications. Products for these markets are classified into two broad categories: IP Video and Fiber Optic.

        Video over IP solutions are represented by the Siqura® product line. The Siqura product line includes video servers/codecs, IP cameras, Ethernet switches, recording and storage equipment. Also, to bring together all these hardware components, Siqura software solutions, Operator Office™ and the Optelecom-NKF SDK, help the user consolidate a complete video network under one, easy-to-use management platform.

        The Video over Fiber product line is comprised of the MC Series and the 9000 Series. The MC Series is designed for most common fiber applications and is recognized for its exceptional price-performance ratio. The 9000 Series is designed for the more complex and demanding Video over Fiber applications. The availability of 18 different wavelengths and the unique concept of using "option modules" are the core elements behind the versatility of the 9000 Series.

        In addition to our two primary product categories of IP and Fiber Optics the Company operates an Electro Optics (EO) group focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices under contract, primarily to government and defense industry customers.

RESULTS OF OPERATIONS

        The Company is in a transition to accommodate an industry-wide shift from video transmission over fiber optics to IP/Ethernet based solutions. In March 2005 the Company acquired NKF as a means of obtaining a robust IP product line and global sales capability with IP products and solutions. In March 2007, the Company restructured its operations to globally align all operating areas of the business to address the continually changing technology trends within the industry.

        During 2007 we increased revenue 8%, maintained margins at 59%, and contained operating expenses to an increase of 8%. Management believes we made progress this past year in moving the Company toward a stronger position in sales of advanced IP network video technologies.

        Overall, 2007 revenue and profits were driven by our international business, including foreign currency exchange. Revenue in our European based operations increased 13% to $27.1 million and accounted for all of the Company's income from operations. Revenue in our U.S. based operations was flat at $15.4 million in 2007 but we were able to reduce U.S. losses during the year with improvements in gross margin and reduction in certain operating expenses.

        The Company was impacted by foreign exchange rates in 2007 as the U.S. dollar continued to weaken against the Euro. The Company had an overall increase of 8% in 2007 compared to 2006 in both its revenue and operating expenses. After considering the impact of foreign exchange rates these increases would have each been 3%. Overall the company's income from operations, excluding the impact of foreign exchange rates, would have been flat in 2007 compared to 2006.

        Revenue by product category in the recent three year period was:

(Dollars in thousands)	2007	2006	2005
Fiber Optic	$31,107	$31,628	$28,294
IP Video	10,305	6,852	4,601
Electro Optics	1,091	1,004	970

Total Revenue	$42,503	$39,484	$33,865

        2007 sales of Fiber Optic products were $31.1 million representing a 2% decline from 2006 sales of $31.6 million. This small decline is attributed to the market shift away from Fiber Optic and toward IP Video products. In recent years the Company has invested heavily in IP Video products. The result is an increase of 50% or $3.5 million in IP related revenue in 2007 over 2006. The IP product growth is primarily in our international operations. In 2007, the Company began introducing a new line of IP products to address this market shift within the U.S. The Company also continued to add sales staff, sales representative organizations and integrators both domestically and internationally over the past three years. The total revenue increase of almost $5.6 million in 2006 compared to 2005 is primarily the result of the acquisition of NKF in March 2005.

        Gross profit in 2007 was $25.0 million and 59% of sales. This is an increase of $1.6 million versus 2006 when gross profit margins were also 59%. The current year increase is directly attributable to the growth in revenues in our international operations. Gross profit during 2006 totaled $23.4 million which was an increase of $3.0 million compared to 2005. The increase during 2006 was primarily the result of the acquisition of NKF.

        The level of operating expense increased during 2007 to $22.1 million from $20.5 million in 2006. The current year increase compared to 2006 is from additional personnel and costs in the sales and marketing function of $1.5 million. This increase is part of the Company's effort to transition its products and related sales effort toward the IP Video market. Personnel and other costs increased in the Company's sales and marketing function as the Company hired additional Regional Sales Managers and continued to support the development of IP products, specifically the Siqura product suite.

        Operating expenses increased to $20.5 million in 2006 compared to the $15.8 million in 2005, an increase of 30%. All expense comparisons in 2006 reflect the results of incorporating NKF operating expenses for the entire twelve-month period of 2006 as compared to slightly less than ten months in 2005 when it was acquired. The 2006 increase compared to 2005 is primarily from additional personnel and costs in the sales and engineering functions of $2.7 million and stock compensation of approximately $1.0 million. The Company's management expects operating expenses to increase as revenues continue to grow and the Company develops and delivers new IP products to the marketplace.

OTHER INCOME (EXPENSE)

        Other expense totaled $1.2 million in both 2007 and 2006 compared to $1.1 million in 2005. Substantially all of our Other Income (Expense) is from interest expense. The interest expense on long term notes was $1.1 million this year and $1.2 million in 2006 as we paid down our bank term debt from our NKF acquisition. The interest expense on our line of credit is $110 thousand in 2007 and $26 thousand in 2006. The line is used in our U.S. operation where we continue to supplement cash flow from operations. The average balance outstanding on this line increased in 2007 when compared to 2006.

INCOME TAXES

        The effective tax rates for 2007, 2006 and 2005 were 23%, 10% and 24%, respectively. The lower tax rate in 2006 was attributed primarily to the reduction of the statutory income tax rate in the Netherlands from 29.6% to 25.5% in the fourth quarter that year. The Company evaluates the realizability of its deferred tax assets each quarter. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income, reversal of temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

        The U.S. legal entity continues to accumulate tax credits for net operating losses and R&D credits. While the resulting deferred tax assets have not increased significantly in the current year they total $1.7 million on our balance sheet at year-end. There is a risk that performance of the U.S. business will not allow for utilization of these net operating losses and tax credits in the future. If this were the case, we would need to consider a charge against earnings. Management continues to believe that it is more likely than not that the Company will be able to use its net operating losses and tax credit carry forwards prior to their expiration.

Impact of Inflation

        Inflation did not have a significant effect on the operations of the Company during 2007 or 2006, and we do not expect it to have a significant effect during 2008.

FINANCIAL CONDITION

        Total assets were $50.0 million at December 31, 2007, an increase of $3.7 million from year-end 2006. The $3.7 million increase results primarily from increases in cash and cash equivalents, deferred tax assets and goodwill. The increase in cash was $1.5 million during 2007 as international operations generated positive cash flow from operations. Deferred tax assets increased by $1.0 million due to additions to non-current items related to foreign exchange, stock compensation and inventory reserves. Goodwill was $1.6 million higher at year-end 2007 as the balance increased in line with the increase in the Euro versus the U.S. dollar.

        Inventory balances declined slightly during 2007 with a reduction in our fiber optic product line. Also, the Company kept additional inventory on hand in 2006 which was used to provide greater in-stock items to meet the delivery needs of our customers. The following chart shows the composition of inventory for the past three years:

(Dollars in thousands)	2007	2006	2005
Production Materials	$3,187	$3,431	$2,574
Work in Process	801	785	499
Finished Goods	1,976	2,050	1,574
Allowance for Obsolescence	(750)	(507)	(434)

TOTAL	$5,214	$5,759	$4,213

        Total liabilities at year-end 2007 were $26.9 million, a $1.5 million decline from year-end 2006. The decline includes reductions in accounts payable, taxes payable and notes payable. The decline in accounts payable is from the timing of payments on capital equipment purchased in late 2006 and paid for in early 2007. The reduction in taxes payable is due to tax payments in our European operations that were accrued at year-end 2006 but paid in 2007. Notes payables declined as we continued to make monthly principal payments during the year on our bank term debt. These decreases are partially offset by increased use on our line of credit in the U.S. business and increased interest payable for the accrual of deferred interest on our subordinated note due in 2010. Accrued interest on the subordinated note totaled $1.2 million at December 31, 2007. The Subordinated Note is denominated in Euros and the liability also increased $1.1 million due to the impact of exchange rate changes during 2007. The impact of foreign exchange rates on this Subordinated Note is currently accounted for as a component of other comprehensive income and will be recognized as other income (expense) upon payment of the note.

        The Company's stockholders' equity increased from $17.9 million at December 31, 2006 to $23.1 million at December 31, 2007, an increase of $5.2 million. This increase is from net income in the current year of $1.3 million, $859 thousand related to the recognition of stock compensation expense, and additional comprehensive income from the unrecognized foreign exchange gain between the Euro and U.S. Dollar totaling $2.8 million during 2007.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities provided positive cash flow of $2.8 million in 2007. This is primarily the result of $1.3 million in net income combined with the previously discussed reductions in accounts receivable and a lower inventory balance at year-end 2007. This compared to cash flow from operating activities of $358 thousand in 2006 and $7.8 million in 2005. The 2006 amount was reduced by increases in accounts receivable and inventory during the prior year.

        Cash used in investing activities increased to $1.0 million in 2007 compared to $494 thousand used in 2006 and $16.7 million used in 2005. In 2007 the Company increased its capital expenditures as it worked toward upgrading technology systems, expanding product capabilities and improving infrastructure. The higher level of cash used in investment activities in 2005 were due to the acquisition of NKF in March 2005.

        During 2007, cash used in financing activities was $1.3 million compared to $210 thousand used in 2006. The current year increase is from payments on long-term debt with a $200 thousand offset from increased borrowing on the line of credit in the U.S. Additionally, proceeds from the exercise of stock options and issuance of common stock to employees totaled $1.3 million in 2006 compared with only $99 thousand in 2007 due to a decline in our stock price. In 2005 financing activities provided $9.1 million due to net borrowings for the NKF acquisition.

        Under its current banking facility, the Company has the ability to borrow up to $5.0 million, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5.0 million USD. The borrowing base under the facility is between 60%-85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

        The revolving line of credit carries interest at the rate of LIBOR plus a margin that can range from 1.75% to 2.75% depending on the Company's leverage position with an effective interest rate of 7.60% at the recent year-end. As of December 31, 2007, the Company had $1.0 million of outstanding borrowings on its bank line-of-credit which is a $200 thousand increase from the prior year-end. The line of credit is used by the U.S. operation to provide necessary working capital. At December 31, 2007, the Company had $1.0 million of additional borrowing capability in the U.S. and $2.3 million on our Euro line of credit through our subsidiary based in the Netherlands.

        The Company is required by the bank to comply with certain financial covenants including maintaining a maximum senior debt coverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the financial covenants at December 31, 2007.

        We plan to finance our future working capital needs with our operating cash flow and continued use of our line-of-credit as needed. In the event these sources become insufficient to meet funding needs, the Company may be required to scale back sales and marketing expenses, product research and development costs, and overhead costs. Additionally, the Company would pursue an increase in its line of credit, additional debt or equity financing, and/or make dividend payments from its European operations. Dividends from international operations could result in an increased tax liability and tax expense to the Company.

        The Company experienced a net loss in the first half of 2007 with a return to profitability in the second half of the year. If losses were to recur, the liquidity of our business would be adversely impacted. This may result in a reduction in our ability to secure additional financing opportunities. If we are able to secure additional financing under these circumstances the cost could be prohibitive. Our net losses were primarily from U.S. operations which has experienced decreased operating cash flow in certain recent periods. From time to time in 2007 our U.S. operation was near the maximum amount allowable on its line of credit.

        Our contractual obligations as of December 31, 2007 are as follows:

(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations(1)	$16,980	1,525	15,455	—	—
Capitalized lease obligations	45	45	—	—	—
Operating lease obligations(2)	7,839	1,361	2,469	2,333	1,676

Totals	$24,864	2,931	17,924	2,333	1,676

(1)
In connection with the acquisition of NKF the Company entered into acquisition related debt instruments. These long-term obligations include $1.2 million of deferred interest payable on a subordinated note from the seller. In addition, the Subordinated Note is denominated in Euros and the liability increased $1.1 million during 2007 due to the impact of changes in the foreign exchange rate.

(2)
Operating leases include our office space in the U.S., Netherlands, Spain, France and the U.K. Total rental expense under these leases was $1.1 million and $1.0 million for fiscal years 2007 and 2006 respectively.

NEW ACCOUNTING STANDARDS

        In December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), "Business Combinations" (Statement 141R), to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement 141R will eliminate the current cost—based purchase method under Statement 141.

        The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles.

        Statement 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under Statement 141R.

        Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively. The Company is evaluating the impact that the adoption of Statement 141R will have on its financial statements.

        Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R.

        The Company has $15,259,000 of goodwill at December 31, 2007 related to a previous business combination. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which allows companies the option to measure certain financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also established additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its consolidated results of operations, financial position and cash flows.

CRITICAL ACCOUNTING POLICIES

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Revenue Recognition—Revenue from commercial sales is recognized when products are shipped and title passes pursuant to the terms of the agreement with the customer, the amount from the customer is fixed, and collectability is reasonably assured. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred. In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Management evaluates the warranty reserve on at least a quarterly basis.

        Impairment of Long Lived Assets—In connection with our acquisition of NKF during 2005, the Company's long-lived assets increased significantly primarily related to acquired goodwill and other intangibles. With respect to acquired goodwill and intangibles with indefinite lives that are not amortized, we are required to perform an impairment test annually under SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires us to make certain difficult, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units. We measure fair value on the basis of discounted expected future cash flows. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. For long-lived assets with definite lives that are subject to amortization, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to exercise judgment in assessing whether an event of impairment has occurred by comparing the carrying value of these assets with the expected future cash flows generated by the assets. As of December 31, 2007, no such impairments have occurred.

        Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company regularly monitors and assesses its risk of not collecting amounts owed by its customers. This evaluation is based upon an analysis of amounts current and past due along with relevant history and facts particular to the customer such as collection history and the results of credit inquiries. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

        Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        Foreign Currency Effect on Cash Flows—The Company prepares its statement of cash flows in accordance with SFAS 95, "Statement of Cash Flows". As such the Company computes the foreign currency impact on cash flows by first computing the statement of cash flows for its foreign subsidiaries using the functional currency for that subsidiary followed by a translation of these foreign currency cash flows, using the current exchange rate at the time of the cash flows into U.S. dollars. The effect of exchange rate changes on these cash flows is reported as a separate item in the reconciliation of the beginning and ending balances of cash and cash equivalents.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

        Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. We are exposed to financial market risks, primarily related to changes in foreign currency exchange rates. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of December 31, 2007. Actual results may differ materially.

Foreign Currency Risk

        We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the year ended December 31, 2007, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $3.4 million by approximately $1.5 million. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted above are based on a sensitivity analysis performed as of December 31, 2007. Actual results may differ materially.

Interest Rate Risk

        At December 31, 2007, we have interest rate risk to the extent that interest rate changes expose our fixed rate long-term debt to changes in fair value. As of December 31, 2007, we had $10.8 million of fixed rate long-term debt. In addition, the Company accrues deferred interest on the fixed rate debt which totals $1.2 million at December 31, 2007. This debt is denominated in Euros and results from our acquisition of NKF in March 2005.

        The long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying value of the Company's senior note payable and subordinated note payable approximates fair value.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
    Stockholders of Optelecom-NKF, Inc.

        We have audited the accompanying consolidated balance sheet of Optelecom-NKF, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audit of the basic financial statements included the financial schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom-NKF, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON, LLP

Baltimore, Maryland
March 27, 2008

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

(Dollars in Thousands, Except Share Amounts)

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,043	$3,571
Accounts and contracts receivable, net of allowance for doubtful accounts of $249 and $625	9,575	9,222
Inventories, net	5,214	5,759
Deferred tax asset—current	732	905
Prepaid expenses and other current assets	816	1,047

Total current assets	21,380	20,504
Property and equipment, less accumulated depreciation of $7,634 and $6,377	2,594	2,488
Deferred tax asset—non-current	2,284	1,284
Intangible assets, net of accumulated amortization of $2,259 and $1,288	8,241	8,124
Goodwill	15,259	13,678
Other assets	205	196

TOTAL ASSETS	$49,963	$46,274

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,623	$3,371
Accrued payroll	2,165	2,105
Commissions payable	198	220
Current portion of capitalized leases	45	71
Bank line of credit	1,000	800
Current portion of notes payable	1,525	1,548
Accrued warranty reserve	418	431
Taxes payable	49	577
Other current liabilities	1,090	1,375

Total current liabilities	9,113	10,498
Notes payable	14,245	14,650
Deferred tax liability	2,037	2,102
Interest payable	1,210	788
Capitalized leases	—	45
Other liabilities	257	248

Total liabilities	26,862	28,331

STOCKHOLDERS' EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,632,083 and 3,495,382 shares as of December 31, 2007 and December 31, 2006, respectively	109	105
Additional paid-in capital	15,534	14,497
Accumulated other comprehensive gain	3,406	570
Treasury stock, 162,672 shares, at cost	(1,265)	(1,265)
Retained earnings	5,317	4,036

Total stockholders' equity	23,101	17,943

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,963	$46,274

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

(Dollars in Thousands, Except Share Amounts)

	2007	2006	2005
Revenues	$42,503	$39,484	$33,865
Cost of goods sold	17,452	16,051	13,494

Gross profit	25,051	23,433	20,371
Operating expenses:
Selling and marketing	9,794	8,269	6,584
Engineering	5,150	4,606	3,576
General and administrative	6,437	7,006	4,993
Amortization of intangible assets	765	630	624

Total operating expenses	22,146	20,511	15,777

Income from operations	2,905	2,922	4,594
Other (expense) income:
Interest (expense)	(1,236)	(1,187)	(1,074)

Income before income taxes	1,669	1,735	3,520
Provision for income taxes	388	181	838

Net income	$1,281	$1,554	$2,682

Basic earnings per share	$0.37	$0.45	$0.83

Diluted earnings per share	$0.37	$0.44	$0.80

Weighted average common shares outstanding—basic	3,497,430	3,436,696	3,250,097

Weighted average common shares outstanding—diluted	3,502,765	3,561,635	3,355,623

Net income	$1,281	$1,554	$2,682
Foreign currency translation	2,836	2,388	(1,803)

Comprehensive income	$4,117	$3,942	$879

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Thousands, Except Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Other Compre- hensive Income	Treasury Stock	Retained Earnings	Total Stock- holders' Equity
BALANCE JANUARY 1, 2005	3,179,109	$95	$11,352	$(33)	$(15)	$(1,265)	$(200)	$9,934

Common stock issued from exercise of options	83,199	3	450					453
Common stock issued from employee stock purchase plan	8,679		66					66
Stock Awards	30,427	1	253	(40)				214
Stock based compensation				39				39
Foreign currency translation					(1,803)			(1,803)
Tax benefit from exercise of options			169					169
Net income							2,682	2,682

BALANCE DECEMBER 31, 2005	3,301,414	99	12,290	(34)	(1,818)	(1,265)	2,482	11,754

Common stock issued from exercise of options	180,691	5	1,243					1,248
Common stock issued from employee stock purchase plan	4,277		49					49
Reclassification of unamortized deferred compensation			(34)	34
Stock awards	9,000	1	388					389
Stock based compensation			561					561
Foreign currency translation					2,388			2,388
Net income							1,554	1,554

BALANCE, DECEMBER 31, 2006	3,495,382	105	14,497	—	570	(1,265)	4,036	17,943
Common stock issued from exercise of options	12,300		57					57
Common stock issued from employee stock purchase plan	5,006		42					42
Stock Awards	10,000	1	82					83
Vested portion of restricted stock	109,395	3	(3)					—
Stock based compensation			859					859
Foreign exchange translation					2,836			2,836
Net income							1,281	1,281

BALANCE DECEMBER 31, 2007	3,632,083	$109	$15,534	$—	$3,406	$(1,265)	$5,317	$23,101

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(Dollars in Thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,281	$1,554	$2,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,830	1,395	1,359
Accounts receivable provision	(434)	(45)	45
Inventory provision	207	42	—
Stock based compensation	942	949	39
Stock issued for payment of interest	—	—	214
Deferred rent	9	23	38
Deferred tax asset	(804)	(1,213)	(728)
Other	—	98	168
Change in assets and liabilities:
Accounts and contracts receivable	827	(3,539)	(97)
Inventories	667	(1,348)	1,084
Prepaid expenses and other assets	301	(354)	21
Other assets	17	(186)	(10)
Accounts payable	(979)	952	632
Other current liabilities	(1,055)	2,030	2,353

Net cash provided by operating activities	2,809	358	7,800

Cash Flows (used in) Investing Activities
Investment in NKF Electronics B.V., net cash acquired	—	—	(16,267)
Capital expenditures	(1,010)	(494)	(401)

Net cash used in investing activities	(1,010)	(494)	(16,668)

Cash Flows (used in) from Financing Activities
Borrowings on bank line-of-credit payable	200	800	—
Proceeds from notes payable	—	—	14,607
Payments on notes payable and capital leases	(1,619)	(2,308)	(5,997)
Proceeds from issuance of common stock	42	50	66
Proceeds from exercise of stock options	57	1,248	453

Net cash (used in) provided by financing activities	(1,320)	(210)	9,129

Effect of exchange rates on cash and cash equivalents	993	871	(134)
Net increase in cash and cash equivalents	1,472	525	127
Cash and cash equivalents—beginning of period	3,571	3,046	2,919

Cash and cash equivalents—end of period	$5,043	$3,571	$3,046

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$630	$1,186	$652

Cash paid during the year for income taxes	$1,707	$1,122	$773

Supplemental information on non-cash investing and financing activities:
Notes and capital lease obligations incurred for new equipment	$—	$—	$205

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Nature of Business and Summary of Significant Accounting Policies

        Nature of Business—Optelecom-NKF, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company is a global supplier of Internet Protocol (IP) video and fiber transmission equipment, including IP cameras, video servers, network video recorders, video management and video analytics software. We deliver complete solutions for traffic management and security of airports, seaports, casinos, prisons, utilities, public transport, city centers, hospitals, and corporate campuses.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

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

        Accounts Receivable—Accounts receivable potentially subjects the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company regularly monitors and assesses its risk of not collecting amounts owed by its customers. This evaluation is based upon an analysis of amounts current and past due along with relevant history and facts particular to the customer such as collection history and the results of credit inquiries. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

        Revenue Recognition—Revenue from commercial sales is recognized when products are shipped and title passes pursuant to the terms of the agreement with the customer, the amount from the customer is fixed, and collectability is reasonably assured. Revenues from fixed-price contracts, such as contracts from the government, are recognized on the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revenues from time-and-materials contracts are recorded at the contract rates times the labor hours plus other direct costs as incurred.

        Product Warranty—In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods generally ranging from two to five years. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

balance sheet date. The following is a summary of the Company's continuing warranty obligation for the years ended December 31:

(Dollars in thousands)	2007	2006
Balance, beginning of year	$431	$309
Provision for warranty obligations	144	182
Charges against warranty obligations	(157)	(60)

Balance, end of year	$418	$431

        Inventories—Production materials are valued at the lower of cost or market applied on a standard cost basis. Work-in-process represents direct labor, materials, and overhead incurred on products not completed to date. Finished goods inventories are valued at the lower of cost or market, cost being determined using standards that approximate actual costs on a specific identification basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

        Intangibles and Goodwill—Intangibles and goodwill acquired in connection with business acquisitions are stated at their fair value on the date of purchase. The costs of intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of three to eleven years. The recoverability of carrying values of amortizable intangible assets is evaluated on a recurring basis whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount which the carrying amount of the assets exceeds their fair value. Goodwill and intangibles with indefinite lives are not amortized, but are subject to an annual impairment test, pursuant to the provision of FAS No. 142: Goodwill and Other Intangible Assets. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of goodwill or intangible assets resulting from these impairment tests during 2007.

        Research and Development Costs—Research and development costs are expensed as incurred and included as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $4.3 million, $3.6 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109" ("FIN 48"), on January 1, 2007. The Company had no financial statement impact from the adoption of FIN 48. The Company's policy is that it would recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

        Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2001), Share-based Payments ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair value based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R is effective for our fiscal year beginning January 1, 2006. Adoption of the expense provision of SFAS 123R had a material impact on our result of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006, with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. Share-based tax-affected compensation expense recognized under SFAS 123R for the year ending December 31, 2007 and 2006 was $0.9 million and $0.8 million respectively. This resulted in a $0.26 and $0.22 decrease in both basic and diluted earnings per share for the years ended December 31, 2007 and 2006 respectively. As of December 31, 2007, total unamortized compensation expense related to non-vested share-based compensation was $1.0 million and is expected to be recognized over a period of 1.08 years. At December 31, 2006, unamortized compensation expense related to non-vested share-based compensation was $0.8 million and was expected to be recognized over a period of 1.7 years.

        Prior to the adoption of SFAS 123R, the Company accounted for share-based awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations which provided that the compensation expense relative to the Company's employee stock options be measured based on the intrinsic value of the stock option. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company's operating results because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with Statement of Financials Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and Statement of Financials Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), the Company provided pro forma information regarding net earnings and net earnings per share as if compensation costs for the Company's share-based awards had been determined in accordance with the fair value method.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the year ending December 31, 2005.

(Dollars in thousands)	December 31 2005
Net Income	$2,682
Less Stock-based compensation costs, net of income tax, as if fair value method had been applied	(683)

Net income, pro forma	$1,999
Basic earnings per share:
As reported	$0.83
Pro forma	$0.62
Diluted Earnings per Share:
As reported	$0.80
Pro forma	$0.59

        Foreign Currency Translation/Transactions—The functional currency of the Company's international operations is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the exchange rates in effect at the end of the year and revenue and expense accounts are translated into U.S. dollars using the weighted average rates for the year. The related translation adjustments are reported as foreign currency translation in the statement of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

        Cash and Cash Equivalents—The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

        Fair Value of Financial Instruments—The carrying amounts approximate fair value of the Company's cash and short-term financial instruments. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The Company believes the carrying value of its notes payable approximate fair value.

        Advertising and Promotion Expenses—Costs of advertising are expensed as incurred. Advertising and promotion expenses for the years ended December 31, 2007, 2006, and 2005 were $288 thousand, $437 thousand and $239 thousand, respectively.

        Sales Tax—In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)."The Company presents all non-income government-assessed taxes (sales, use, and value added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its financial statements. The consensus in EITF Issue 06-3 does not require the Company to reevaluate its existing accounting policies for income statement presentation. The Company applied the guidance in EITF Issue 06-3 effective January 1, 2007 which resulted in

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

additional disclosure but did not change the method in which the Company accounts for taxes collected.

        Earnings Per Share—Basic earnings per share is computed by dividing net income by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic earnings per share. Diluted earnings per share is computed by dividing net income by weighted average shares and common equivalent shares outstanding.

        The computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 is as follows:

(Dollars in thousands except share amounts)	2007	2006	2005
Basic Earnings Per Share:
Net income	$1,281	$1,554	$2,682

Weighted average common shares outstanding	3,497,430	3,436,696	3,250,097

Basic earnings per share	$0.37	$0.45	$0.83

Diluted Earnings Per Share:
Net income	$1,281	$1,554	$2,682

Weighted average common shares outstanding, basic	3,497,430	3,436,696	3,250,097
Effect of stock options	5,335	124,939	105,526

Weighted average common shares outstanding, diluted	3,502,765	3,561,635	3,355,623

Diluted earnings per share	$0.37	$0.44	$0.80

        Recent Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement 141R will eliminate the current cost—based purchase method under Statement 141.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Nature of business and summary of significant accounting policies

        The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles.

        Statement 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under Statement 141R.

        Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively.

        The Company is evaluating the impact that the adoption of Statement 141R will have on its financial statements.

        Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R.

        The Company has $15,259,000 of goodwill at December 31, 2007 related to a previous business combination. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which allows companies the option to measure certain financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also established additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Nature of business and summary of significant accounting policies (Continued)

provided that the entity also adopts SFAS 157. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its consolidated results of operations, financial position and cash flows.

2. Acquisition of NKF Electronics

        On March 8, 2005,the Company completed the acquisition of NKF Electronics, B.V. a private company with limited liability, incorporated in the Netherlands ("NKF"), pursuant to the terms and conditions of the Share Purchase Agreement dated March 8, 2005 (the "Purchase Agreement") by and among the Company, NKF, Draka Holding, N.V., a limited liability company, incorporated in the Netherlands ("Draka"), and NKF Vastgoed B.V., a private company with limited liability, incorporated in the Netherlands, a direct wholly-owned subsidiary of Draka ("Vastgoed" together with Draka—the "Sellers"). NKF focuses on business opportunities in the worldwide optical communication equipment marketplace. The acquisition was undertaken to give the Company a strong position in this market through expanded and diversified revenue streams, enhanced research and development capabilities, and a more extensive sales and service organization, addressing the world-wide marketplace for the products of both companies.

        Pursuant to the Purchase Agreement, the Company acquired from the Sellers and the Sellers sold, all of the outstanding stock of NKF for the following consideration (the "Acquisition Consideration"): (a) $9.2 million in cash; (b) $5.5 million paid in cash to retire NKF's inter-company debt owed to the Seller; and (c) a Euro denominated Subordinated Promissory Note in the principal amount of $9.8 million (7.3 million Euros), and (d) closing costs of $2.0 million. The amount of consideration was determined on the basis of arm's length negotiations between the Company and the Sellers. The results from NKF operations have been consolidated since its acquisition on March 8, 2005.

        The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, "Business Combinations." Under this method of accounting, the Company allocated the purchase price to the fair value of the net assets acquired,

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2. Acquisition of NKF Electronics (Continued)

including identified intangible assets and goodwill. The following table summarizes the total purchase price and estimated fair values of the assets acquired and liabilities assumed (dollars in thousands).

Cash paid at closing to Seller	$14,607
Note tendered at closing to Seller	9,795
Direct acquisition costs	2,028

Total purchase price	$26,430

Fair value of identified assets acquired and liabilities assumed:
Cash	$368
Accounts receivable, net	4,176
Inventory	2,707
Other current assets	171
Fixed assets	1,109
Intangible assets	9,512
Goodwill	13,921

Total Assets Acquired	31,964

Liabilities assumed	(2,515)
Deferred tax liability	(3,019)

Net Assets Acquired	$26,430

        The changes in goodwill and intangibles from the date of acquisition to December 31, 2007 is a result of foreign exchange fluctuations. Goodwill is not expected to be tax deductible. The acquired intangible assets were as follows:

(dollars in thousands)	Estimated Fair Value	Weighted Average Amortization Period (Year)
Customer Relationships	$7,071	11.0
Employment Agreement	306	3.0

Total Intangibles subject to amortization	7,377	10.7
Tradename and trademark—not subject to amortization	2,135	N/A

Total	$9,512	10.7

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2. Acquisition of NKF Electronics (Continued)

        For the year ended December 31, 2007 and 2006, amortization expense for customer relationships and the employment agreement totaled $765 thousand and $630 thousand respectively. Estimated future aggregate annual amortization expense for intangible assets is as follows (dollars in thousands):

Year	Amount
2008	$685
2009	675
2010	675
2011	675
Thereafter	2,755

        Unaudited pro forma results of operations are as follows. The amounts are shown as if the acquisition had occurred at the beginning of the year ended December 31, 2005:

(Dollars in thousands except share amounts)	December 31, 2005
Pro forma revenues	$36,599
Pro forma net income	2,924
Pro forma earnings per share—basic	$0.89
Pro forma earning per share—diluted	0.87

        The pro forma information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results or financial position of the combined enterprise. The unaudited pro forma combined condensed financial information does not reflect any adjustments to conform accounting practices or to reflect any cost savings or other synergies anticipated as a result of the acquisition.

3. Accounts and Contracts Receivable

        Accounts and contracts receivable consisted of the following at December 31:

(Dollars in thousands)	2007	2006
Accounts and contracts receivable	$9,824	$9,847
Less: Allowance for doubtful accounts	(249)	(625)

	$9,575	$9,222

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

4. Inventories

        Inventories consisted of the following at December 31:

(Dollars in thousands)	2007	2006
Production materials	$3,187	$3,431
Work in process	801	785
Finished goods	1,976	2,050
Allowance for obsolescence	(750)	(507)

Net	$5,214	$5,759

5. Property and Equipment

        Property and equipment consisted of the following at December 31:

(Dollars in thousands)	2007	2006
Laboratory equipment	$3,551	$3,485
Office equipment	2,163	2,569
Furniture and fixtures	252	226
Leasehold improvements	1,620	1,459
Computer hardware and software	2,642	1,126

	10,228	8,865
Less accumulated depreciation and amortization	(7,634)	(6,377)

Net property and equipment	$2,594	$2,488

        Assets under capital leases are included in the above categories and consisted of the following:

(Dollars in thousands)	2007	2006
Laboratory equipment	$85	$85
Office equipment	269	269

	354	354
Less accumulated amortization	(231)	(178)

Net assets under capital leases	$123	$176

        Depreciation expense was $1.0 million, $800 thousand and $735 thousand for the years ended December 31, 2007, 2006 and 2005 respectively.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6. Income Taxes

        The components of income before income taxes consisted of the following for the years ended December 31:

(Dollars in thousands)	2007	2006	2005
U.S. Operations	$(991)	$(1,839)	$(609)
Non-U.S. Operations	2,660	3,574	4,129

	$1,669	$1,735	$3,520

        The components of the expense (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

(Dollars in thousands)	2007	2006	2005
Current Expense (Benefit)
U.S. Operations	$(15)	$2	$(3)
Non-U.S. Operations	1,025	1,067	1,569

	$1,010	$1,069	$1,566
Deferred Expense (Benefit)
U.S. Operations	$(430)	$(587)	$(323)
Non-U.S. Operations	(192)	(301)	(405)

	$(622)	$(888)	$(728)
Total	$388	$181	$838

        The difference between the federal income tax expense (benefit) and the amount computed applying the statutory federal income tax rate are summarized as follows for the years ended December 31:

	2007	2006	2005
United States Federal tax at statutory rates	34.0%	34.0%	34.0%
(Reduction) increase of taxes:
State taxes, net of federal benefit	(2.3)	(2.1)	(0.3)
Valuation allowance related to net deferred tax assets	—	—	—
Foreign rate differential	(12.8)	(8.5)	(2.7)
Business tax credits	(3.3)	(4.7)	(2.0)
Change in tax rates	—	(17.4)	(4.8)
Permanent differences	8.7	7.3
Other	(0.9)	1.9	(0.4)

Effective income tax rate	23.4%	10.5%	23.8%

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows (dollars in thousands):

	2007	2006
Gross deferred tax assets:
Excess book depreciation	$7	$—
Inventory	173	264
Accrued vacation	124	73
Deferral of rent expense	96	91
Bad debt reserve	36	101
Tax credits	627	624
Deferred Compensation	252	11
Unrealized foreign exchange loss	383	—
Other	210	202
Net operating loss	1,108	995

Deferred tax assets	3,016	2,361
Gross deferred tax liabilities:
Intangibles	(2,037)	(2,072)
Excess tax depreciation	—	(109)
Unrealized foreign exchange gain	—	(37)
Other		(56)

Deferred tax liabilities	(2,037)	(2,274)

Net deferred tax assets	$979	$87

        During 2007, 12,300 stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R) the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.

        As of December 31, 2007 and 2006, the Company had tax affected net operating loss and business tax credit carryforwards of approximately $1.7 million and $1.6 million, respectively, for U.S. income tax purposes. These carryforwards and credits begin to expire in the year 2019. The use of these net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change of ownership as determined by the Internal Revenue Service. The effects of potential ownership changes, if any, have not been analyzed by the Company.

        In evaluating the Company's ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6. Income Taxes (Continued)

and are consistent with estimates being used to manage the business. Based on the weight of the positive and negative evidence and the information available, the Company believes that it is more likely than not that its deferred tax assets will be realized.

        The Company files tax returns in the U.S. federal jurisdiction, as well as various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2003 to 2007 remain open to examination by U.S. and state tax authorities, and the tax years 2005 to 2007 remain open to examination by the foreign tax authorities.

7. Notes Payable

        Notes payable consist of the following at December 31:

(Dollars in thousands)	2007	2006
Senior term facility with a bank due February 2009	$4,958	$6,483
Subordinated note due March 2010(1)	12,022	10,480
Other	—	23

	16,980	16,986
Less Current Portion	(1,525)	(1,548)

	$15,455	$15,438

    (1)
    Includes $1.2 million of deferred interest payable on the subordinated note.

        On March 8, 2005, the Company completed the acquisition of NKF Electronics B.V. pursuant to the terms and conditions of the Share Purchase Agreement. The purchase price for the acquisition following the final purchase price adjustment was approximately 18.3 million Euros ($24.4 million USD), which consisted of a cash payment of 11 million Euros ($14.6 million USD) and a 6% Euro denominated subordinated note for 7.3 million Euros issued by the Company to Draka for the remainder.

        The cash portion of the purchase price was funded by a $14.6 million senior term facility provided by a Bank, consisting of a 4.1 million Euro based term loan ($5.4 million USD) and a $9.2 million USD based term loan. Both term loans carry interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25%. The variability in the margin is a function of the Company's leverage position that is calculated as Total Senior Debt divided by EBITDA. As of December 31, 2007, the interest rate on this facility was 8.60%. The term loans are subject to a seventy-two month amortization which is payable over four years via a balloon payment in month 48. Principal and interest are payable on a monthly basis. The Company made approximately $1.5 million and $2.2 million USD payments on this loan during 2007 and 2006 respectively.

        The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010. $1.2 million of deferred interest payable has been accrued on the Subordinated Note as of December 31, 2007. The Subordinated Note is denominated in Euros and the liability increased $1.1 million due to the impact of exchange rate changes during 2007. The impact of foreign exchange

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7. Notes Payable (Continued)

rates on this Subordinated Note will be recognized as other income (expense) upon payment of the note.

        Under its current banking facility, the Company has the ability to borrow up to $5.0 million under its existing bank line-of-credit as of December 31, 2007, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD. The borrowing base under the facility is equal to between 60%—85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory.

        The revolving line of credit carries interest at the rate of LIBOR plus a margin that can range from 1.75% to 2.75% depending on the Company's leverage position. As of December 31, 2007, the Company had $1.0 million outstanding on its bank line-of-credit with an effective interest rate of 8.60%. At December 31, 2007, the Company had $1.0 million of additional borrowing capability in the U.S. and $2.3 million on our Euro line of credit through our subsidiary based in the Netherlands.

        The Company is required by the bank to comply with certain financial covenants including maintaining a minimum fixed charge coverage ratio and a maximum senior debt coverage ratio. The Company was in compliance with the financial covenants at December 31, 2007.

        The Company took delivery of capital equipment for its manufacturing operations in March 2003 and incurred a promissory note with the vendor. The note principal was $180 thousand and is payable in semi-annual installments of $22 thousand beginning June 2003 through December 2007, with interest payable at the rate of 4.40%.

        Schedule maturities on notes payable are as follows for each of the next five years:

Year Ended December 31, (Dollars in thousands):
2008	$1,525
2009	3,433
2010(1)	12,022
2011	—
2012	—

$16,980

    (1)
    Includes $1.2 million of deferred interest payable related to the Subordinated Note.

8. Commitments and Contingencies

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

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

8. Commitments and Contingencies (Continued)

        In Europe we have leases for office and sales facilities located in the Netherlands that expires in March 2015, in France that expires in June 2009, and Spain which expires in April 2009. In the U.K. we have a monthly lease for office and sales facilities.

        As of December 31, 2007, future net minimum rental payments required under capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year Ended December 31 (Dollars in thousands):	Operating	Capital	Total
2008	$1,361	$46	$1,407
2009	1,271	—	1,271
2010	1,198	—	1,198
2011	1,175	—	1,175
Thereafter	2,834	—	2,834

Gross Payments	$7,839	$46	$7,885
Less Amounts Representing Interest	—	1	1

Net Minimum Rental Payments	$7,839	$45	$7,884

        Rent expense was $1.1 million, $1.0 million, and $1.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        Legal Proceedings—From time to time, Optelecom-NKF is involved in legal proceedings and litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of any such actions will not materially affect the Company's financial position or results of operations.

9. Stockholders' Equity

        Common Stock—During 2007, 2006 and 2005, proceeds from the exercise of stock options for the purchase of 12 thousand, 181 thousand, and 83 thousand shares of common stock were $57 thousand, $1.2 million and $453 thousand respectively.

        Stock Purchase Plan—The Company's Stock Purchase Plan is intended to give employees a convenient means of purchasing shares of Common Stock through payroll deductions. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each calendar quarter. The cost per share will be 15% of the lower of the closing price of the Company's Common Stock as reported by NASDAQ on the first or the last day of the calendar quarter. The Company has reserved 200,000 shares of Common Stock for issuance under the Stock Purchase Plan. As of December 31, 2007, 79,000 shares have been issued under the Stock Purchase Plan.

        Director's Stock Compensation—Prior to July 1, 2006, each non-employee Director received stock options to purchase 1,000 shares of common stock for each board meeting attended either in person or by telephone. Additionally, each non-employee Director was granted 1,000 shares of restricted common stock at the closing price on the date of the annual shareholders' meeting. As of July 1, 2006, each non-employee Director is granted 625 shares of restricted common stock at the closing price on the first day of each calendar quarter. The Company issued 10,000, 9,000, and 4,000 shares of common stock to directors in 2007, 2006 and 2005, respectively.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9. Stockholders' Equity (Continued)

        Stock Options—The Company has two stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the years ended December 31, 2007, 2006 and 2005, the Company recognized compensation expense of $942 thousand, $949 thousand and $39 thousand respectively. In each of the periods described above, compensation expense related to these plans was recorded in the Consolidated Statements of Operations. The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not realize any income tax benefits from stock-based payment plans during the year ended December 31, 2007, as discussed in Note 6.

        The 2002 Incentive Stock Option Plan provides for up to 776,600 shares available for grant. The options may be granted to officers (including officers who are directors), other key employees of, and consultants to the Company. There were 130,247 options available for future grant at December 31, 2007. The exercise price of each option is the fair market value of the stock at the grant date. Options granted prior to 2007 are 25% exercisable at the grant date, 75% exercisable one year from the grant date and are fully exercisable two years from the grant date. Options granted in 2007 are fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.

        The 2001 Nonqualified Director Stock Option Plan provides for up to 178,500 shares available for grant. Options under this plan are granted to non-employee directors at fair market value on the date of the grant are exercisable upon grant and expire five years thereafter. There were 43,000 awards available for future grant at December 31, 2007.

        The fair value of each stock option award was estimated on the date of grant using a Black Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected Dividend yield	0%	0%	0%
Expected volatility	54.67%	55.75%	56.28%
Risk-free interest rate	4.48%	4.60%	4.39%
Expected term	3	3	3

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9. Stockholders' Equity (Continued)

        A summary of the status of the Company's aggregate stock option awards under its Plans during the years ended December 31, 2007, 2006 and 2005, is presented below:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2005	357	$7.17	2.85	$860
Granted	203	9.73
Exercised	(82)	5.43
Forfeited, cancelled or expired	(13)	11.87

Outstanding December 31, 2005	465	8.48	2.98	2,293
Granted	71	14.25
Exercised	(181)	6.91
Forfeited, cancelled or expired	(5)	8.36

Outstanding December 31, 2006	350	10.45	3.01	376
Granted	113	9.12
Exercised	(12)	4.63
Forfeited, cancelled or expired	(28)	10.18

Outstanding, December 31, 2007	423	10.27	2.61	5

Vested and expected to vest, December 31, 2007	411	10.29	2.57	5

Exercisable, December 31, 2007	306	$10.52	2.06	$5

        The following table summarizes information about all stock options outstanding at December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$4.66 to $9.05	86	2.09	$8.81	84	$8.83
$9.06 to $9.48	213	2.89	9.20	110	9.30
$9.49 to $13.87	92	2.23	11.94	85	11.82
$13.88 to $27.77	32	3.31	16.45	27	16.75

	423	2.61	$10.27	306	$10.52

        The per share weighted-average fair value of stock option awards granted during the years ended December 31, 2007, 2006 and 2005 was $9.12, $14.25, and $9.73, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the years ended December 31, 2007, 2006 and 2005 was $57 thousand, $464 thousand and $910 thousand, respectively. As of December 31, 2007, there was $650 thousand of total unrecognized compensation cost related to

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9. Stockholders' Equity (Continued)

stock option awards granted under the plans. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.08 years.

10. Employee Benefit Plans

        The Company sponsors a 401(k) defined contribution plan in which most U.S. employees are eligible to participate. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $84 thousand, $116 thousand, and $119 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

        In December 2007 the Company amended the Employment Agreement with its Chief Executive Officer. The amended employment agreement increased the amount the CEO receives if he terminates his employment by retirement in accordance with the Employment Agreement. The current agreement provides for a retirement benefit of three weeks of his annual base salary times the number of full years that he has been employed by the Company. The cash payment is estimated at $672 thousand and is being accrued through the end of the current contract period on December 31, 2009.

11. Geographical Information

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

        Information regarding the Company's domestic and foreign revenue and long lived assets is as follows (dollars in thousands):

	2007		2006		2005
(Dollars in thousands)	Sales	Long Lived Assets	Sales	Long Lived Assets	Sales	Long Lived Assets
Europe	$21,731	24,747	$18,577	$22,871	$17,185	$21,081
United States	14,700	3,807	14,212	2,881	13,812	2,319
Middle East	1,908	—	2,107	—	430	—
Asia	2,704	29	2,521	18	1,422	17
Other	1,460	—	2,067	—	1,016	—

	$42,503	$28,583	$39,484	$25,770	$33,865	$23,417

Significant Customers and Foreign Exports

        The Company conducts most of its business with commercial customers with some sales to the U.S. Government and its prime contractors. In 2007, five commercial customers accounted for a total of 16% of sales with no one customer accounting for more than 10% of sales. In 2006, five commercial customers accounted for a total of 15% of sales with no one customer accounting for more than 10% of sales. In 2005, five commercial customers accounted for a total of 16% of sales with no one customer accounting for more than 10% of sales.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12. Quarterly Information (Unaudited)

        The following unaudited information sets forth our results of operations on a quarterly basis for the two years ended December 31, 2007 and 2006:

	March 31	June 30	September 30	December 31
	(Amounts in thousands except share data)
2007:
Revenues, net	$8,836	$9,191	$11,464	$13,012
Gross profit	4,914	5,548	7,023	7,566
Operating (loss) income	(50)	(26)	1,531	1,450
Net (loss) income	(257)	(217)	882	873
(Loss) earnings per share—basic	$(0.07)	$(0.06)	$0.24	$0.24
(Loss) earnings per share—diluted	$(0.07)	$(0.06)	$0.24	$0.24
2006:
Revenues, net	$9,515	$8,987	$10,146	$10,836
Gross profit	5,651	4,828	6,087	6,867
Operating income	1,169	14	963	776
Net income (loss)	564	(176)	396	770
Earnings (loss) per share—basic	$0.17	$(0.05)	$0.11	$0.22
Earnings (loss) per share—diluted	$0.16	$(0.05)	$0.11	$0.22

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A(T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of December 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

        Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

  (1)
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (2)
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  (3)
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

        Management has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2008 Annual Meeting in the Sections entitled "Election of Directors", "Security Ownership of Beneficial Owners, Management, and Directors" and "The Board of Directors and its Committees" and is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to all of our directors and employees including, our principal executive officer and principal financial officer and all of our employees performing financial and accounting functions. Our Code of Ethics is posted to our website www.optelecom-nkf.com under the "Corporate Governance" section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above as necessary.

Item 11.    EXECUTIVE COMPENSATION

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2008 Annual Meeting in the Section titled "Executive Compensation" and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2008 Annual Meeting in the Section entitled "Security Ownership of Beneficial Owners, Management and Directors" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2008 Annual Meeting in the Sections titled "Certain Relationships and Related Transactions" and "The Board of Directors and its Committees" and is incorporated by reference herein.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2008 Annual Meeting in the Section entitled "Independent Public Accountants' Fees" and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Description
The following documents are filed as a part of this report:
(1)	All financial statements;
The consolidated financial statements of the Company and its subsidiaries on pages 26 through 29 hereof, and the report thereon of Grant Thornton LLP appearing on page 25 hereof.
(2)	Financial Statement Schedule
Schedule II for the years ended December 31, 2007, 2006 and 2005 and the report thereon of Grant Thornton LLP appearing on page 56 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.
(3)	Exhibits
	3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)
	3.2	By-Laws (incorporated by reference from Form 10-K filed March 31, 1998)
	10.1	Employment Agreement of Edmund Ludwig as amended (incorporated by reference from Form 10-K filed March 31, 2006 and Form 8-K filed November 8, 2007)
	10.2	Employment Agreement of James Armstrong (incorporated by reference from Form 10-K filed March 31, 2006 and Amendment dated January 16, 2008 filed herewith)
	10.3	Employment Agreement of Thomas Overwijn (incorporated by reference from Form 10-K filed March 31, 2006 and Amendment dated January 17, 2008, filed herewith)
	10.4	Subordinated Promissory Note dated March 8, 2005 (incorporated by reference from 8-K filed March 11, 2005)
10.5
Financing and Security Agreement date March 8, 2005 by and among Optelecom, Inc., Optelecom UK Limited, Optelecom Europe Limited and NKF Electronics, B.V., as Obligors and Manufacturers and Traders Trust Company, Lender (incorporated by reference from 8-K filed March 11, 2005).
	10.6	Employee Stock Purchase Plan (incorporated by reference from Exhibit A to the Proxy Statement on Form 14A file April 4, 2000)
	10.7	2002 Stock Option Plan (incorporated by reference from Exhibit B to the Proxy Statement on Form 14A filed March 25, 2002)
	10.8	2001 Directors Stock Option Plan (incorporated by reference from Exhibit D to the Proxy Statement on Form 14A filed March 31, 2006)
	10.9	Employment Agreement of Steven Tamburo dated January 16, 2008, filed herewith
	10.10	2008 Incentive Plan (incorporated by reference from Form 8-K filed January 3, 2008)
	10.11	Employment Agreement of Roland Hooghiemstra and Amendment dated January 17, 2008, filed herewith.

10.12	Facility lease by and among Optelecom—NKF Inc., and Guardian Realty Mgt (incorporated by reference from Form 10-Q filed May 15, 2006)
21	List of Subsidiaries, filed herewith
23.1	Consent of Grant Thornton LLP—Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTELECOM-NKF, INC.
By:	/s/ EDMUND LUDWIG Edmund Ludwig Director and President and CEO

Date: March 27, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM-NKF, INC.

By	/s/ EDMUND LUDWIG Edmund Ludwig Director and President and CEO	Date: March 27, 2008
By	/s/ JAMES ARMSTRONG James Armstrong Director and Executive VP, Federal Systems/Business Development	Date: March 27, 2008
By	/s/ THOMAS OVERWIJN Thomas Overwijn Director and Executive VP, Chief Operating Officer	Date: March 27, 2008
By	/s/ STEVEN TAMBURO Steven Tamburo Chief Financial Officer	Date: March 27, 2008
By	/s/ CARL RUBBO, JR Carl Rubbo, Jr. Director	Date: March 27, 2008
By	/s/ DAVID R. LIPINSKI David R. Lipinski Director	Date: March 27, 2008
By	/s/ ROBERT URSO Robert Urso Director	Date: March 27, 2008
By	/s/ WALTER R. FATZINGER, JR. Walter R. Fatzinger, Jr. Director	Date: March 27, 2008

SCHEDULE II

OPTELECOM-NKF, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2007:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$507	$243	$—	$750
Allowance for uncollectible accounts receivable	625	—	(376)	249
Year Ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$434	$73	$—	$507
Allowance for uncollectible accounts receivable	554	71	—	625
Year Ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$93	$341		$434
Allowance for uncollectible accounts receivable	143	411	—	554

QuickLinks

OPTELECOM-NKF, INC. FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to the Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OPTELECOM-NKF, INC. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31 (Dollars in Thousands, Except Share Amounts)
OPTELECOM-NKF, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, (Dollars in Thousands, Except Share Amounts)
OPTELECOM-NKF, INC CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Dollars in Thousands, Except Share Amounts)
OPTELECOM-NKF, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, (Dollars in Thousands)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A(T). CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
  SCHEDULE II
OPTELECOM-NKF, INC. SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005