Form 10-Q
period 2008-03-31
Optelecom-NKF, Inc.
filed 2008-05-12
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

At April 25, 2008, the registrant had outstanding 3,640,133 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(March 31, 2008 Unaudited)
(Dollars in Thousands, Except Share Amounts)

	Mar. 31, 2008	Dec. 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,093	$5,043
Accounts and contracts receivable, net of allowance for doubtful accounts of $316 and $249	8,158	9,575
Inventories, net	5,096	5,214
Deferred tax asset—current	708	732
Prepaid expenses and other current assets	1,014	816
Total current assets	23,069	21,380
Property and equipment, less accumulated depreciation of $8,105 and $7,634	2,705	2,594
Deferred tax asset—non-current	2,764	2,284
Intangible assets, net of accumulated amortization of $2,644 and $2,259	8,620	8,241
Goodwill	16,368	15,259
Other assets	220	205
TOTAL ASSETS	$53,746	$49,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,621	$2,623
Accrued payroll	2,564	2,165
Commissions payable	172	198
Current portion of capitalized leases	26	45
Bank line of credit	1,625	1,000
Current portion of notes payable	4,576	1,525
Accrued warranty reserve	402	418
Taxes payable	79	49
Other current liabilities	1,051	1,090
Total current liabilities	13,116	9,113
Notes payable	11,600	14,245
Deferred tax liability	2,207	2,037
Interest payable	1,155	1,210
Other liabilities	255	257
Total liabilities	28,333	26,862
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,636,730 and 3,632,083 shares as of March 31, 2008 and December 31, 2007, respectively	109	109
Additional paid-in capital	15,778	15,534
Accumulated other comprehensive gain	5,326	3,406
Treasury stock, 162,672 shares, at cost	(1,265)	(1,265)
Retained earnings	5,465	5,317
Total stockholders’ equity	25,413	23,101
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,746	$49,963

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

	2008	2007
Revenue	$10,535	$8,835
Cost of goods sold	4,076	3,922
Gross profit	6,459	4,913
Operating expenses:
Sales and marketing	2,661	2,057
Engineering	1,416	1,376
General and administrative	1,662	1,348
Amortization of intangibles	208	183
Total operating expenses	5,947	4,964
Income (loss) from operations	512	(51)
Other expense, net	352	324
Income (loss) before income taxes	160	(375)
Provision (benefit) for income taxes	12	(117)
Net income (loss)	$148	$(258)
Basic earnings (loss) per share	$.04	$(.07)
Diluted earnings (loss) per share	$.04	$(.07)
Weighted average common shares outstanding — basic	3,632,564	3,518,205
Weighted average common shares outstanding — diluted	3,632,635	3,518,205

Net income (loss)	$148	$(258)
Foreign currency translation	1,920	173
Comprehensive income (loss)	$2,068	$(85)

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(Dollars in Thousands)

	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$148	$(258)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	465	426
Accounts receivable provision	52	(280)
Change in allowance for inventory obsolescence	(222)	73
Stock based compensation	228	206
Deferred rent	(1)	3
Deferred tax asset	(451)	(354)
Deferred tax liability	20	(47)
Change in assets and liabilities:
Accounts and contracts receivable	1,793	2,202
Inventories	523	(322)
Prepaid expenses and other current assets	(504)	57
Other assets	—	16
Accounts payable and other accrued expenses	(132)	(902)
Other current liabilities	448	(402)
Net cash provided by operating activities	2,367	418
Cash Flows from Investing Activities:
Capital expenditures	(294)	(429)
Net cash used in investing activities	(294)	(429)
Cash Flows from Financing Activities:
Net increase in bank line of credit	624	800
Payments on notes payable and capital leases	(400)	(421)
Proceeds from employee stock purchase plan	12	19
Proceeds from exercise of stock options	2	2
Net cash provided by financing activities	238	400
Effect of exchange rates on cash and cash equivalents	739	139
Net increase in cash and cash equivalents	3,050	528
Cash and cash equivalents — beginning of period	5,043	3,571
Cash and cash equivalents — end of period	$8,093	$4,099
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period of interest	$115	$160
Cash paid during the period for income taxes	$201	$164

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. The results for the interim periods presented are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the footnotes included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007.

NOTE B — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income from operations and other comprehensive income.  Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income (loss), a component of Shareholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Statement of Operations.  Under existing accounting standards, other comprehensive income for the Company reflects the impact of fluctuations of foreign currency, primarily the Euro, to the U.S. Dollar foreign exchange rate.

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

Inventories consist of the following:

(Dollars in Thousands)	March 31, 2008	December 31, 2007
Production materials	$3,170	$3,187
Work in process	736	801
Finished goods	1,746	1,976
Allowance for obsolescence	(556)	(750)
Total inventories, net	$5,096	$5,214

NOTE D — NOTES PAYABLE

Notes payable consist of the following:

	March 31,	December 31,
(Dollars in Thousands)	2008	2007
Senior term facility with a bank due February 2009	$4,576	$4,958
Subordinated note due March 2010 (1)	12,755	12,022
	17,331	16,980
Less Current Portion	(4,576)	(1,525)
	$12,755	$15,455

(1) Includes $1.2 million of deferred interest payable on the subordinated note at March 31, 2008 and 2007.

On March 8, 2005, the Company completed the acquisition of NKF Electronics B.V. from Draka Holding, N.V. (the “Seller”). The purchase price was $24.4 million which included both a cash payment and a Subordinated Note to the Seller. The cash payment totaled $14.6 million and was funded by a senior term facility provided by a bank. The Company issued a Euro based Subordinated Note to the Seller for the remaining $9.8 million (€7.3 million Euros).

The balance of the senior term loan at March 31, 2008 was $4.6 million. The term loan carries interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25% depending on the Company’s leverage position. At the recent quarter end the interest rate on this term loan was 6.3%. The term loan is subject to a 72 month amortization which is payable over four years with a balloon payment in the first quarter of 2009.

The principal balance of the Subordinated Note to the Seller was $11.6 million at March 31, 2008. The Subordinated Note is denominated in Euros and the liability has increased $1.8 million since the acquisition date in March 2005 due to the impact of exchange rate changes. $747 thousand of this additional liability is due to exchange rate changes in the first quarter of 2008. Upon payment in March 2010 the €7.3 million Euro principal balance will result in a cash payment at the prevailing exchange rate on that date.

The Subordinated Note accrues interest at a fixed rate of 6% per year and is due and payable in full in March 2010. $1.2 million of deferred interest payable has been accrued from the acquisition date through March 31, 2008 including $165 thousand accrued in the current quarter.  The impact of foreign exchange rates on deferred interest from the Subordinated Note will be recognized as other income (expense) upon payment. The other income (expense) will be the difference between accrued interest in our financial statements and the final cash interest payment to the Seller in March 2010.

In addition to acquisition funding the Company has the ability to borrow up to $5.0 million under its bank line of credit, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either US Dollars or Euros. The line of credit carries interest at the rate of LIBOR plus a margin that can range from 1.75% to 2.75% depending on the Company’s leverage position. As of March 31, 2008, the Company had $1.6 million outstanding on its bank line of credit with an interest rate of 5.7%. At the recent quarter end the Company was at the maximum amount the U.S. legal entity can borrow on its line of credit and 1.5 million Euro ($2.4 million) is available on the line of credit through our subsidiary based in the Netherlands.

NOTE E — EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock computation method, provided the options are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 443 thousand shares of common stock were outstanding during the first three months of 2008 but were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three Months Ended March 31,
(Dollars in Thousands, Except Share Amounts)	2008	2007
Basic earnings per share:
Net income (loss)	$148	$(258)
Weighted average common shares — basic	3,632,564	3,518,205
Basic earnings (loss) per share	$.04	$(.07)
Diluted earnings (loss) per share:	$.04	$(.07)
Net income (loss)	$148	$(258)
Weighted average common shares — basic	3,632,564	3,518,205
Assumed conversion of:
Stock options	71	—
Weighted average common shares — diluted	3,632,635	3,518,205

Diluted earnings per share	$.04	$(.07)

NOTE F — SHARE BASED COMPENSATION

Share-based compensation expense recognized for the three months ended March 31, 2008 was $228 thousand. For the three months ended March 31, 2007 share-based compensation expense was $206 thousand. As of March 31, 2008, total unamortized compensation expense related to non-vested share-based compensation was $570 thousand and is expected to be recognized over an average weighted period of one year.  In each of the periods described above, compensation expense was recorded in the Consolidated Statements of Operations.  The Company did not capitalize any stock-based compensation cost during these periods.  The Company did not recognize any income tax benefits from stock-based payment plans for the three months ended March 31, 2008 and 2007.

Stock Option Plans

The Company has two stock-based compensation plans.  It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. The 2002 Incentive Stock Option Plan provides for up to 777 thousand shares available for grant. These options or shares may be granted to officers (including officers who are directors) and other key employees of the Company.  There were 66 thousand options available for future grant at March 31, 2008.  The exercise price of each option is the market value of the stock at the grant date. Options issued in 2007 are 100% exercisable two years from the grant date. Options issued prior to 2007 are 25% exercisable at the grant date with an additional 50% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire five years from the date of grant and, in most cases, upon termination of employment.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178 thousand shares available for grant.  Options under this plan are granted to non-employee directors at fair market value on the date of grant and are exercisable upon grant and expire five years thereafter.  There were 43 thousand awards available for future grant at March 31, 2008.

A summary of the activity, subsequent to December 31, 2007, of the Company’s aggregate stock option awards under its plans is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2007	423	$10.27	2.61	$5
Granted	23	6.96
Exercised	(1)	4.66
Forfeited, cancelled or expired	(2)	6.19
Outstanding, March 31, 2008	443	10.12	2.52	6
Vested and expected to vest, March 31, 2008	430	10.16	2.47	5
Exercisable, March 31, 2008	317	$10.60	1.90	$0

The following table summarizes information about all stock options outstanding at March 31, 2008.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 6.96 to $9.05	106	2.56	$8.48	81	$8.92
$ 9.06 to $9.48	213	2.64	9.20	118	9.29
$ 9.49 to $13.87	92	1.98	11.94	91	11.94
$13.88 to $27.77	32	3.06	16.45	27	16.80
Total	443	2.52	$10.12	317	$10.60

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

During the three months ended March 31, 2008, less than one thousand stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. When the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.

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

NOTE H — BUSINESS UNIT INFORMATION

During the first quarter of 2007, the Company implemented a corporate restructuring.  As part of the restructuring, management concluded that the Company operates as one primary business segment, the Communication Products Division (CPD) which develops, manufactures and sells IP/Ethernet and optical fiber-based data communications equipment.

Information regarding the Company’s domestic and foreign revenue and long lived assets is as follows:

	Three Months Ending March 31, 2008		Three Months Ending March 31, 2007
(Dollars in Thousands)	Revenue	Long Lived Assets	Revenue	Long Lived Assets
Europe	$6,192	$26,738	$4,337	$23,094
U.S.	2,956	3,939	2,571	3,555
Asia	835	—	886	—
Middle East	326	—	357	—
Other	226	—	684	—
Total	$10,535	$30,677	$8,835	$26,649

NOTE I — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), “Business Combinations” (Statement 141R), to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Statement 141R will eliminate the current cost—based purchase method under Statement 141.

Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively. The Company does not expect the adoption of Statement 141R to have a material impact on its financial statements.

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

The Company has $16.4 million of goodwill at March 31, 2008 related to a previous business combination. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB issued Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities.  The Company plans to adopt the deferred portion of SFAS 157 on January 1, 2009.  The Company does not currently expect the adoption of the deferred portion of SFAS 157 to have a material impact on its results of operations and financial condition, however the Company will continue to assess the impact as the guidance evolves.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies the option to measure certain financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also established additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157.  The Company has elected not to apply the fair value option for any of its eligible financial instruments and other items in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2007 Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Form 10-K filed with the Securities and Exchange Commission. The 10-K provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates. There have been no material changes in the company’s critical accounting policies during the three months ended March 31, 2008.

OVERVIEW

Optelecom-NKF, Inc. is a global supplier of advanced video surveillance solutions, including IP cameras, video servers/codecs, network video recorders, fiber transmission equipment, video management and video analytics software. We deliver complete solutions for traffic monitoring and security of airports, seaports, casinos, prisons, utilities, public transit, city centers, hospitals, and corporate campuses.

Founded in 1972, Optelecom-NKF is committed to providing its customers with expert technical advice and support in addition to products that are developed and tested for professional and mission critical applications. All Optelecom-NKF IP surveillance solutions are marketed under the Siqura® name.

The Optelecom-NKF corporate headquarters is in Germantown, Maryland, with European corporate offices in Gouda, the Netherlands, and sales offices or support covering Latin America, France, Spain, the UK, Germany, Italy, Dubai and Singapore.

The Company continues to focus its resources on developing additional IP products, sales and distribution channels. Service and technical support programs are in place to attract and maintain a large network of integration companies. The Company primarily attracts new customer contacts through participation in trade shows in both the security and traffic markets. Our web site (www.optelecom-nkf.com) has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our products and services.

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

Video over IP solutions are represented by the Siqura® product line. The Siqura product line includes video servers/codecs, IP cameras, Ethernet switches, recording and storage equipment. Also, to bring together all these hardware components, Siqura software solutions, Operator Office™ and the Optelecom-NKF SDK help the user consolidate a complete video network under one, easy-to-use management platform.

The Video over Fiber product line is comprised of the MC Series and the 9000 Series. The MC Series is designed for most common fiber applications. The 9000 Series is designed for the more complex and demanding video over fiber applications. The availability of 18 different wavelengths and the unique concept of using “option modules” are the core elements behind the versatility of the 9000 Series.

In addition to our two primary product categories of IP and Fiber Optics’ the Company operates an Electro Optics (EO) group focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices under contract, primarily to government and defense industry customers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUE

Revenue for the first quarter of 2008 was $10.5 million, an increase of 19% compared to revenue of $8.8 million reported in the first quarter of 2007. Of the first quarter revenue, 69% came from our international operations, which includes the positive impact from foreign currency exchange rates. Information regarding the Company’s U.S. and international based operations is in the table below.  For the purposes of this table, revenue classified as U.S. based includes Canada, Mexico and South America.

	2008		2007
(Dollars in thousands)	U.S.	International	U.S.	International
Revenue	$3,275	$7,260	$2,759	$6,076
Less: Costs of Goods Sold	1,315	2,761	1,429	2,493
Gross Profit	1,960	4,499	1,330	3,583
Less: Operating Expense	2,360	3,587	2,212	2,752

Income (loss) from Operations	$(400)	$912	$(882)	$831

Our U.S. based business had a loss from operations of $400 thousand for the first quarter of 2008 compared to a loss of $882 thousand in 2007 as we increased revenue and gross profit margins in 2008. The U.S. based sales increased $516 thousand from a higher number of orders greater than $250 thousand in the first quarter of 2008 compared to similar large orders in 2007. Our U.S. based operations include sales to North America and Latin America.

Our international based operations had income from operations of $912 thousand for the first quarter of 2008 compared to income from operations of $831 thousand in 2007. The Company’s international results benefited from a positive impact of foreign exchange rates as the U.S. dollar continued to weaken against the Euro. The Company had an overall increase of 19% in 2008 revenue compared to 2007. After considering the impact of foreign exchange rates this increase would have been 9%.

Revenue by product category was:

(Dollars in thousands)	Three Months Ending March 31, 2008	Three Months Ending March 31, 2007
Fiber Optic	$7,660	$5,941
IP Video	2,651	2,526
Electro Optics	224	368

Total Revenue	$10,535	$8,835

2008 sales of Fiber Optic products were $7.7 million representing a 29% increase from 2007 sales. This increase is attributed to several large orders in the first quarter of 2008 and relatively low sales levels in the first quarter 2007. The Company continues to plan for a market shift away from Fiber Optic and toward IP Video products as it has invested heavily in IP Video products. The current quarter increase in IP Video revenue was 5% or $125 thousand in the first quarter of 2008 over 2007. The IP product growth is primarily in our international operations. The Company continued introducing new IP products in 2008 to address the market shift toward IP products.

GROSS PROFIT

Consolidated gross profit was $6.5 million or 61% of revenues for the quarter ended March 31, 2008, compared to $4.9 million or 56% of revenues in 2007. The increase was $1.5 million or 31% and is primarily because of the following:

•                  An increase of 9% or $831 thousand in revenue excluding the impact of foreign exchange. Additional revenue results in relatively lower costs of goods sold on a per unit basis as the employee compensation and benefits for personnel in direct labor positions and other fixed costs are spread over a larger revenue base.

•                  A $512 thousand impact from changes in foreign exchange rates as the U.S. Dollar weakened against the Euro.

OPERATING EXPENSE

Consolidated operating expenses were $5.9 million for the quarter ended March 31, 2008 compared to $5.0 million in 2007. The Company’s operating expenses have increased in certain areas as we develop and deliver new IP Video products to the marketplace. The Company had an overall increase of $983 thousand, of which $148 thousand was in our U.S. operations and $835 thousand in our international based business. The increase in operating expense is primarily due to:

•                  A $367 thousand impact from changes in foreign exchange rates as the U.S. Dollar weakened against the Euro.

•                  $419 thousand of additional sales and marketing costs, excluding foreign exchange, as we expand globally and enhance our sales capabilities. This majority of this cost increase is from our international operations.

•                  $244 thousand of additional general and administrative costs, excluding foreign exchange, resulting from higher legal, tax and audit expense along with a higher retirement benefit for the CEO and a profit sharing accrual due to improved operating performance.

The first quarter of 2007 includes expenses related to a corporate restructuring. The restructuring costs totaled $145 thousand with $61 thousand included in engineering, $35 thousand in sales and marketing, $14 thousand in general and administrative, and the remaining $35 thousand in costs of goods sold.

OTHER EXPENSE

Other expense for the quarters ended March 31, 2008 and 2007 consisted almost entirely of interest expense. Other expense totaled $352 thousand in the current quarter as increased interest expense on our line of credit was partially offset by a decline in interest expense as we continue to pay down our term loan. The line of credit was used exclusively during both periods by our U.S. operation as it experienced negative cash flow after considering debt payments.

INCOME TAXES

As of March 31, 2008 the Company had deferred tax assets related to net operating losses and research and development tax credit carryforwards totaling $1.9 million. This is an increase of approximately $150 thousand from December 31, 2007. These net operating loss and tax credit carryforwards are in the U.S. operation and begin to expire in the year 2019.

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

FINANCIAL CONDITION

The Company’s stockholders’ equity increased from $23.1 million at December 31, 2007 to $25.4 million at March 31, 2008.  The increase in overall stockholders’ equity resulted from:

•                  Net income in the current quarter of $148 thousand.

•                  An increase in additional paid in capital of $244 thousand primarily from the grant of stock to employees and directors.

•                  A $1.9 million increase in accumulated other comprehensive income primarily from the positive impact of foreign currency translations as the U.S. Dollar weakened against the Euro.

The total assets of the Company were $53.7 million at March 31, 2008 compared to $50.0 million at December 31, 2007. This increase is directly attributable to increased cash in our European operations and an increase in the balance of goodwill due to foreign currency rate changes. These increases were partially offset by a $1.4 million decline in accounts receivable.

The Company’s total liabilities increased $1.4 million from $26.9 million at December 31, 2007 to $28.3 million at March 31, 2008. This increase is predominately from increased use on our line of credit in U.S. operations and increased accrued payroll related to year-end incentive and profit sharing accruals.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the first quarter of 2008, the Company had $52 thousand of additional expense related to the accounts receivable reserve, no expense related to the inventory obsolescence reserve and $27 thousand additional expense related to the warranty reserve.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $2.4 million for three months of 2008 compared to cash provided of $418 thousand in the same period for 2007. Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The increase in cash provided by operating activities is due to increased sales and higher profit margins in 2008.

Cash used in investing activities was $294 thousand for the first quarter of 2008 and $429 thousand for the same period in 2007. The decline in capital expenditures is $135 thousand and is attributed to a larger required investment during the initial stages of the Company’s transition from a Fiber Optic to an IP Video product set.  The Company’s efforts to integrate and improve its international and domestic operations are planned to continue throughout 2008.

$238 thousand of cash was provided by financing activities during the first quarter 2008 compared to $400 thousand provided by financing activities during 2007. The current year decline is from higher draw downs on our line of credit during the first quarter 2007.

The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. As of March 31, 2008 the Company had $1.6 million outstanding on its bank line of credit with an effective interest rate of 5.7%. At the recent quarter end the Company was at the maximum amount the U.S. legal entity can borrow on its line of credit and 1.5 million Euro ($2.4 million) is available on the line of credit through our subsidiary based in the Netherlands. Obligations to the bank under our acquisition debt and this line of credit are secured by the Company’s assets. We also have a subordinated note secured by 35% of the issued share capital our subsidiary based in the Netherlands.

We plan to finance our future working capital needs with our operating cash flow and continued use of our line-of-credit. In the event these sources become insufficient to meet funding needs, the Company may be required to scale back sales and marketing expenses, product research and development costs, and/or overhead costs. Additionally, the Company would pursue an increase in its line of credit, additional debt or equity financing, and/or make dividend payments from its European operations. The Company does have additional borrowing capability of 1.5 million Euro ($2.4 million) on our Euro line of credit through our subsidiary based in the Netherlands. However, use of the Euro line of credit to support the U.S. operation or dividends from international operations could result in increased tax liability and tax expense to the Company.

FORWARD LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations or similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s annual report on Form 10-K for the year ended December 31, 2007 as amended or supplemented by the information in Part II, Item 1A of this report, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  The Company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

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

In connection with the acquisition of NKF in March 2005 the Company entered into acquisition related debt instruments.  The debt includes a 7.3 million Euro denominated subordinated note to the seller.  The subordinated note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.  As of March 31, 2008, $1.2 million of deferred interest payable has been accrued during the term of the subordinated note.  In addition to the deferred interest, the liability on the subordinated note totals $11.6 million at March 31, 2008. This is an increase of $0.8 million since December 31, 2007 due to the impact of changes in the foreign exchange rate.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007. With the exception of the foreign currency exchange rate risk noted above, our exposures to market risk have not changed materially since December 31, 2007.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of  the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2008 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on April 25, 2008, at which time the stockholders elected Carl C. Rubbo, Jr. and Walter R. Fatzinger, Jr. as directors of the Company to hold office until the 2011 Annual Meeting of Stockholders. The stockholders also voted to approve the 2008 Stock Incentive Plan. The votes were as follows:

	Votes for	Votes Against	Withheld/Abstain
(1) Election of directors:
Carl C. Rubbo, Jr.	2,910,197	n/a	351,253
Walter R. Fatzinger, Jr.	2,921,109	n/a	340,341
(2) Approve 2008 Stock Incentive Plan	1,259,232	260,802	14,847

In addition, the following individuals’ term of office as a director continue after the 2008 Annual Meeting of Stockholders: David R. Lipinski., Robert F. Urso, Edmund D. Ludwig, James Armstrong and Thomas W. M. Overwijn.

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

OPTELECOM-NKF, INC.

Date: May 12, 2008	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date: May 12, 2008	/s/ Steven Tamburo
Steven Tamburo,
Chief Financial Officer