Form 10-Q
period 2008-06-30
Optelecom-NKF, Inc.
filed 2008-08-13
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

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

At August 1, 2008, the registrant had outstanding 3,640,291 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(June 30, 2008 Unaudited)
(Dollars in Thousands, Except Share Amounts)

	June 30, 2008	Dec. 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,604	$5,043
Accounts and contracts receivable, net of allowance for doubtful accounts of $316 and $249	10,072	9,575
Inventories, net	5,616	5,214
Deferred tax asset—current	508	732
Prepaid expenses and other current assets	632	816
Total current assets	25,432	21,380
Property and equipment, less accumulated depreciation of $8,378 and $7,634	2,603	2,594
Deferred tax asset—non-current	3,416	2,284
Intangible assets, net of accumulated amortization of $2,836 and $2,259	8,428	8,241
Goodwill	16,367	15,259
Other assets	220	205
TOTAL ASSETS	56,466	$49,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,157	$2,623
Accrued payroll	2,285	2,363
Bank line of credit	2,870	1,000
Current portion of notes payable	1,525	1,525
Accrued warranty reserve	399	418
Other current liabilities	1,592	1,184
Total current liabilities	12,828	9,113
Notes payable	14,268	14,245
Deferred tax liability	2,149	2,037
Interest payable	1,328	1,210
Other liabilities	253	257
Total liabilities	30,826	26,862
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value—shares authorized, 15,000,000; issued and outstanding, 3,636,263 and 3,632,083 shares as of June 30, 2008 and December 31, 2007, respectively	109	109
Additional paid-in capital	15,980	15,534
Accumulated other comprehensive gain	5,327	3,406
Treasury stock, 162,672 shares, at cost	(1,265)	(1,265)
Retained earnings	5,489	5,317
Total stockholders’ equity	25,640	23,101
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,466	$49,963

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

	2008	2007
Revenue	$11,338	$9,191
Cost of goods sold	4,668	3,643
Gross profit	6,670	5,548
Operating expenses:
Sales and marketing	3,021	2,654
Engineering	1,491	1,164
General and administrative	2,079	1,568
Amortization of intangibles	190	188
Total operating expenses	6,781	5,574
(Loss) from operations	(111)	(26)
Interest expense, net	146	279
(Loss) before income taxes	(257)	(305)
Benefit for income taxes	281	88
Net income (loss)	$24	$(217)
Basic and diluted income (loss) per share	$0.01	$(0.06)
Weighted average common shares outstanding — basic	3,636,065	3,521,291
Weighted average common shares outstanding — diluted	3,636,065	3,521,291

Net income (loss)	$24	$(217)
Foreign currency translation	1	256
Comprehensive income	$25	$39

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

	2008	2007
Revenue	$21,873	$18,026
Cost of goods sold	8,744	7,565
Gross profit	13,129	10,461
Operating expenses:
Sales and marketing	5,681	4,711
Engineering	2,907	2,540
General and administrative	3,741	2,916
Amortization of intangibles	399	371
Total operating expenses	12,728	10,538
Income (loss) from operations	401	(77)
Interest expense, net	498	603
(Loss) before income taxes	(97)	(680)
Benefit for income taxes	269	206
Net income (loss)	$172	$(474)
Basic and diluted income (loss) per share	$0.05	$(0.14)
Weighted average common shares outstanding — basic	3,636,146	3,495,832
Weighted average common shares outstanding — diluted	3,636,182	3,495,832

Net income (loss)	$172	$(474)
Foreign currency translation	1,921	428
Comprehensive income (loss)	$2,093	$(46)

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands)

	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$172	$(474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	928	848
Accounts receivable provision	(5)	(363)
Change in allowance for inventory obsolescence	(36)	113
Stock based compensation	424	464
Deferred rent	(3)	5
Deferred tax asset	(902)	(398)
Deferred tax liability	(35)	(95)
Change in assets and liabilities:
Accounts and contracts receivable	(39)	2,934
Inventories	(188)	(268)
Prepaid expenses and other current assets	(57)	110
Other assets	—	16
Accounts payable and other accrued expenses	1,390	(431)
Other current liabilities	543	(1,626)
Net cash provided by operating activities	2,192	835
Cash Flows from Investing Activities:
Capital expenditures	(464)	(628)
Net cash used in investing activities	(464)	(628)
Cash Flows from Financing Activities:
Net increase in bank line of credit	1,870	967
Payments on notes payable and capital leases	(896)	(820)
Proceeds from employee stock purchase plan	19	26
Proceeds from exercise of stock options	2	4
Net cash provided by financing activities	995	177
Effect of exchange rates on cash and cash equivalents	838	97
Net increase in cash and cash equivalents	3,561	481
Cash and cash equivalents — beginning of period	5,043	3,571
Cash and cash equivalents — end of period	$8,604	4,052
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$201	325
Cash paid during the period for income taxes	$191	456

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, including the accounts of Optelecom-NKF, Inc. and its wholly owned subsidiaries (collectively referred to as “we”, “us, “our”, “the Company”, or the “Registrant”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules. The Company believes that the disclosures made are adequate to make the information presented not misleading.

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

NOTE B — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) from operations and other comprehensive income (loss).  Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income (loss), a component of Stockholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Statement of Operations.  Under existing accounting standards, other comprehensive income (loss) for the Company reflects the impact of fluctuations of foreign currency, primarily the Euro to the U.S. Dollar foreign exchange rate.

NOTE C — INVENTORIES

Production materials are valued at the lower of cost or market applied on an actual cost basis.  Work-in-process and finished goods inventory includes direct labor, materials and overhead and are valued at the lower of cost or market, cost being determined using actual costs on a specific identification basis.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Inventories consist of the following:

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Production materials	$3,301	$3,187
Work in process	831	801
Finished goods	2,234	1,976
Allowance for obsolescence	(750)	(750)
Total inventories, net	$5,616	$5,214

NOTE D — NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
(Dollars in Thousands)	2008	2007
Senior term loan with a bank due September 2009	$4,195	$4,958
Subordinated note due March 2010 (1)	12,926	12,022
	17,121	16,980
Less Current Portion	(1,525)	(1,525)
	$15,596	$15,455

(1) Includes $1.3 million and $1.2 million of deferred interest payable on the subordinated note at June 30, 2008 and December 31, 2007 respectively.

In June 2008, the Company implemented a new European holding company structure in the Netherlands which provides a more flexible corporate structure. The new entity is a subsidiary of the U.S. Corporation which holds all of the Company’s international subsidiaries and facilitates enhanced management of international operations and improvements in cash management and income tax planning. The Company also announced its bank agreed to extend the due date on the senior term facility from March 2009 to September 2009 with an opportunity for an additional extension through March 2011 if certain criteria are met by the Company. The balance and interest rate on the term debt were not changed in the restructuring, however the debt is now included in the European holding company in place of the U.S. legal entity.

The balance of the senior term loan at June 30, 2008 was $4.2 million. The term loan carries interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25% depending on the Company’s leverage position. At the recent quarter end the interest rate on this term loan was 4.50%. The term loan is subject to a 33 month amortization which is payable over 15 months with a balloon payment in the third quarter of 2009.

On March 8, 2005, the Company completed the acquisition of NKF Electronics B.V. from Draka Holding, N.V. (the “Seller”) and issued a Euro based Subordinated Note to the Seller for a portion of the acquisition purchase price.  The principal balance of the Subordinated Note to the Seller was $11.6 million at June 30, 2008. The Subordinated Note is denominated in Euros and the liability has increased $2.0 million since issuance in March 2005 due to the impact of exchange rate changes. $785 thousand of this additional liability is due to exchange rate changes in 2008. Upon payment in March 2010 the €7.3 million Euro principal balance will result in a cash payment at the prevailing exchange rate on that date.

The Subordinated Note accrues interest at a fixed rate of 6% per year and is due and payable in full in March 2010. $1.3 million of deferred interest payable has been accrued from the acquisition date through June 30, 2008 including $172 thousand accrued in the current quarter.  The impact of foreign exchange rates on deferred interest from the Subordinated Note will be recognized as other income (expense) upon payment. The other income (expense) will be the difference between accrued interest in our financial statements and the final cash interest payment to the Seller in March 2010.

In addition, the Company has the ability to borrow up to $5.0 million under its bank line of credit, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either US Dollars or Euros. The line of credit carries interest at the rate of LIBOR plus a margin that can range from 1.75% to 2.75% depending on the Company’s leverage position. As of June 30, 2008, the Company had $2.9 million outstanding on its bank line of credit.  This outstanding balance was fully paid off on July 1, 2008, immediately upon implementing the new legal structure.

NOTE E — EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock computation method, provided the options are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 456 thousand weighted average shares of common stock were outstanding during the first six months of 2008 but were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three Months Ended June 30,
(Dollars in Thousands, Except Share Amounts)	2008	2007
Basic income (loss) per share:
Net income (loss)	$24	$(217)
Weighted average common shares — basic	3,636,065	3,521,291
Basic income (loss) per share	$0.01	$(0.06)
Diluted income (loss) per share:
Net income (loss)	$24	$(217)
Weighted average common shares — basic	3,636,065	3,521,291
Assumed conversion of:
Stock options	—	—
Weighted average common shares — diluted	3,636,065	3,521,291

Diluted income (loss) per share	$0.01	$(0.06)

	Six Months Ended June 30,
(Dollars in Thousands, Except Share Amounts)	2008	2007
Basic income (loss) per share:
Net income (loss)	$172	$(474)
Weighted average common shares — basic	3,636,146	3,495,382
Basic income (loss) per share	$0.05	$(0.14)
Diluted income (loss) per share:
Net income (loss)	$172	$(474)
Weighted average common shares — basic	3,636,146	3,495,382
Assumed conversion of:
Stock options	36	—
Weighted average common shares — diluted	3,636,182	3,495,382

Diluted income (loss) per share	$0.05	$(0.14)

NOTE F — SHARE BASED COMPENSATION

Share-based compensation expense recognized for the three months and six months ended June 30, 2008 was $228 thousand and $424 thousand respectively.  For the three months and six months ended June 30, 2007 share-based compensation expense was $206 thousand and $464 thousand respectively.  As of June 30, 2008, total unamortized compensation expense related to non-vested share-based compensation was $1.3 million and is expected to be recognized over an average weighted period of 18 months.  In each of the periods described above, compensation expense was recorded in the Consolidated Statements of Operations.  The Company did not capitalize any stock-based compensation cost during these periods.  The

Company did not recognize any income tax benefits from stock-based payment plans for the six months ended June 30, 2008 and 2007.

Stock Option Plans

Effective June 1, 2008 the Company adopted the Optelecom-NKF, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the Optelecom, Inc. 2002 Stock Option Plan (the “2002 Plan”). Awards under the 2008 Plan are available only to employees and consultants. The 2008 Plan currently provides for the grant of up to 500,000 shares of Common Stock to Participants, plus 70 thousand remaining shares carried  over from the 2002 Plan. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units, or performance awards. The exercise price of each option is the market value of the stock at the grant date. Options issued in 2007 and 2008 are 100% exercisable two years from the grant date. Options issued prior to 2007 are 25% exercisable at the grant date with an additional 50% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire between five and 10 years from the date of grant and, in most cases, upon termination of employment.  At June 30, 2008, there were 391 thousand shares available for grant.  At June 30, 2008, there were 588 thousand options outstanding of which 317 thousand were exercisable.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178 thousand shares available for grant.  Shares under this plan are granted to non-employee directors at fair market value on the date of grant and are exercisable two years from the grant date.  There were 40 thousand awards available for future grant at June 30, 2008.

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

During the six months ended June 30, 2008, less than one thousand stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. When the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.

The June 2008 restructuring discussed in the “Notes Payable” footnote resulted in an elimination of its U.S. net operating loss carryforwards and the creation of nearly an equivalent amount of foreign tax credits in the United States.  A nonrecurring, positive net impact to income tax of $116 thousand resulted from this transaction in the second quarter of 2008.

NOTE H — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement 141 (revised 2007), “Business Combinations” (Statement 141R), to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-

controlling interests in the acquiree. Statement 141R will eliminate the current cost—based purchase method under Statement 141.

Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively.

Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R.

The Company has $16.4 million of goodwill at June 30, 2008 related to a previous business combination. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB issued Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities.  The Company plans to adopt the deferred portion of SFAS 157 on January 1, 2009.  The Company does not currently expect the adoption of the deferred portion of SFAS 157 to have a material impact on its results of operations and financial condition.

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

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142.  The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements.  However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 adds disclosure requirements about the useful life of recognized intangible assets to the existing disclosures in paragraphs 44 and 45 of Statement 142 and provides guidance on the application of paragraph 13 of AICPA SOP 94-6, Disclosure of Certain Significant Risks and Uncertainties, for determining whether the SOP’s disclosures about an estimate pertain to an entity’s estimate of the useful life of a recognized intangible asset.  The criterion in paragraph 13(b) is met if the effect of a change either in the useful life or in the expected likelihood of renewal or extension of an intangible asset would be material to the financial statements, either individually or in aggregate, for each major intangible asset class.  FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008.  The Company has yet to evaluate the impact of FSP FAS 142-3 on its results of operations and financial position.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUE

Revenue for the second quarter of 2008 was $11.3 million, an increase of 23% compared to revenue of $9.2 million reported in the second quarter of 2007. Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. based includes Canada, Mexico and South America.

	2008			2007
(Dollars in thousands)	U.S.	International	Total	US	International	Total
Revenue	$3,701	$7,637	$11,338	$3,861	$5,330	$9,191
Less: Cost of Goods Sold	1,684	2,984	4,668	1,473	2,170	3,643
Gross Profit	2,017	4,653	6,670	2,388	3,160	5,548
Less: Operating Expense	3,044	3,737	6,781	2,176	3,398	5,574

(Loss) Income from Operations	$(1,027)	$916	$(111)	$212	$(238)	$(26)

Second quarter 2008 revenue was strong in our international operations which represented 67% of the Company’s total revenue. Our international based operations had income from operations of $916 thousand for the second quarter of 2008 compared to a loss from operations of $(238) thousand in 2007. International revenue growth includes the positive impact from foreign currency exchange rates of approximately $850 thousand in the second quarter of 2008 as the U.S. dollar continued to weaken against the Euro. The Company had an overall increase of 23% in 2008 revenue when compared to 2007. However, after considering the impact of foreign exchange rates this increase would have been 14%.

Our U.S. based sales declined $161 thousand or 4% in the current quarter. The decline is from reduced demand for the Company’s fiber optic based products, which was somewhat offset by an increase in Internet Protocol (IP) Video product revenue. The U.S. business had a loss from operations of $1.0 million in the second quarter of 2008 compared to a profit of $212 thousand in 2007. The decline in U.S. profitability is from a combination of the 4% revenue decline, a reduction in the gross profit margin from 62% to 54%, and an $868 thousand increase in costs.  The decline in our U.S. gross profit margin was caused by excess capacity in our Germantown, Maryland manufacturing facility due to lower than expected sales volume in the recent quarter. We expect the manufacturing utilization rate to improve if sales levels rise.

Information regarding the Company’s revenue by product category is included in the following table:

(Dollars in thousands)	Three Months Ending June 30, 2008	Three Months Ending June 30, 2007
Fiber Optic	$6,947	7,079
IP Video	4,266	1,832
Electro Optics	125	280

Total Revenue	$11,338	9,191

In the second quarter of 2008, sales of Fiber Optic products were down 2% to $6.9 million while IP Video revenue increased 133% to $4.3 million. The Company has planned for a market shift toward IP Video products as it invested in the development of IP Video products in the current and prior periods. The increase in IP Video revenue of $2.4 million in the second quarter of 2008 more than offset the small decline in Fiber Optic sales during the period. The IP Video revenue improvement is due to a $1.6 million increase in our international business and an $808 thousand increase in the U.S. based business. The Company continues introducing new IP products in 2008 to address this market shift.

GROSS PROFIT

Consolidated gross profit was $6.7 million or 59% of revenues for the quarter ended June 30, 2008, compared to $5.5 million or 60% of revenues in 2007. The increase was $1.1 million or 20% and is primarily driven by the $2.1 million increase in revenue. The revenue increase was partially offset by a $1.0 million increase in the costs of goods sold. Additional revenue results in relatively lower costs of goods sold on a per unit basis as the employee compensation and benefits for personnel in direct labor positions and other fixed costs are spread over a larger revenue base. The gross profit margins in our domestic and international businesses were 54% and 61%, respectively, in the second quarter 2008. The U.S. gross profit margin declined in the current quarter from excess capacity in our, U.S. manufacturing facility due to lower than expected sales volume in the recent quarter.

OPERATING EXPENSE

Consolidated operating expenses were $6.8 million for the quarter ended June 30, 2008 compared to $5.6 million in 2007. The overall increase of $1.2 million included $867 thousand in our U.S. operations and $340 thousand in our international based business. The increase in operating expense is primarily due to:

•                  A $512 thousand increase from changes in foreign exchange rates as the U.S. Dollar weakened against the Euro was somewhat offset by a reduction in the allocation of corporate expenses to international units from the U.S. legal entity.

•                  $350 thousand of additional general and administrative expenses from the one-time cost of our current quarter restructuring and refinancing.

•                  $194 thousand of additional engineering costs, excluding foreign exchange, as we continued our IP product development effort.

•                  $121 thousand of additional sales and marketing costs, excluding foreign exchange, primarily from attending additional trade shows in the second quarter of 2008.

INTEREST EXPENSE

Interest expense declined to $146 thousand in the current quarter as interest rates declined and we continued to pay down our term loan. Our line of credit was used exclusively during both periods by our U.S. operation as it experienced negative cash flow after considering debt payments. The line of credit was fully paid off on July 1, 2008, immediately upon implementing our restructuring and refinancing.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

REVENUE

Revenue for the six months ended June 30, 2008 was $21.9 million, an increase of 21% compared to revenue of $18.0 million reported in 2007. Information regarding the Company’s U.S. and international based operations is included in the following table:

	2008			2007
(Dollars in thousands)	U.S.	International	Total	US	International	Total
Revenue	$6,976	$14,897	$21,873	$6,621	$11,405	$18,026
Less: Cost of Goods Sold	2,999	5,745	8,744	2,902	4,663	7,565
Gross Profit	3,977	9,152	13,129	3,719	6,742	10,461
Less: Operating Expense	5,404	7,324	12,728	4,389	6,149	10,538

(Loss) Income from Operaions	$(1,427)	1,828 $	$401	$(670)	$593	$(77)

2008 revenue was strong in our international operations for the first six months of the year. The international business represents 68% of the Company’s total revenue in 2008. Our international operations had income from operations of $1.8 million for the six months ended June 30, 2008 compared to $593 thousand in 2007. International revenue growth includes the positive impact from foreign currency exchange rates of approximately $1.7 million in the first half of 2008 as the U.S. dollar continued to weaken against the Euro. The Company had an overall increase of 21% in 2008 revenue when compared to 2007. However, after considering the impact of foreign exchange rates this increase would have been 12%.

Our U.S. based sales increased $355 thousand and 5% in the first half of 2008. The increase results from improved sales of the Company’s IP Video products. The U.S. business had a loss from operations of $1.4 million in the first six months of 2008 compared to a loss of $670 thousand in 2007. The decline in U.S. profitability is due to the $1.0 million increase in operating costs.

Information regarding the Company’s revenue by product category is included in the following table:

(Dollars in thousands)	Six Months Ending June 30, 2008	Six Months Ending June 30, 2007
Fiber Optic	$14,607	13,020
IP Video	6,918	4,358
Electro Optics	348	648

Total Revenue	$21,873	18,026

Sales of Fiber Optic products in the first half of 2008 were $14.6 million representing a 12% increase from 2007 sales. This increase is attributed to several large orders in 2008 and relatively low sales levels in 2007. The Company continues to plan for a market shift away from Fiber Optic and toward IP Video products as it develops new IP Video products. As a result, the increase in IP Video revenue was 59% or $2.6 million in the first six months of 2008.

GROSS PROFIT

Consolidated gross profit was $13.1 million or 60% of revenues for the six months ended June 30, 2008, compared to $10.5 million or 58% of revenues in 2007. The increase was $2.7 million or 26% and is primarily because of the following:

•                  An increase of 12% or $2.1 million in revenue excluding the impact of foreign exchange. Additional revenue results in relatively lower costs of goods sold on a per unit basis as the employee compensation and benefits for personnel in direct labor positions and other fixed costs are spread over a larger revenue base.

•                  A $1.1 million impact from changes in foreign exchange rates as the U.S. Dollar weakened against the Euro.

OPERATING EXPENSE

Consolidated operating expenses were $12.7 million for the six months ended June 30, 2008 compared to $10.5 million in 2007. The Company’s operating expenses have increased in certain areas as we develop and deliver new IP Video products to the marketplace. The Company had an overall increase of $2.2 million, of which $1.0 million was in our U.S. operations and $1.2 million was in our international based business. The increase in operating expense is primarily due to:

•                  A $930 thousand negative impact from changes in foreign exchange rates.

•                  $542 thousand of additional sales and marketing costs, excluding foreign exchange, as we enhanced our sales capabilities in recent periods.

•                  $625 thousand of additional general and administrative costs, excluding foreign exchange, resulting from higher legal, tax and audit expense along with a higher retirement benefit for the CEO and a incentive accrual due to improved operating profit.

INTEREST EXPENSE

Interest expense declined to $498 thousand in the current period as interest rates declined and we continued to pay down our term loan. The line of credit was used exclusively during both periods by our U.S. operation as it experienced negative cash flow after considering debt payments. This outstanding balance was fully paid off on July 1, 2008, immediately upon implementing our restructuring and refinancing.

INCOME TAXES

The June 2008 restructuring discussed in the “Notes Payable” footnote resulted in an elimination of its U.S. net operating loss carryforwards and the creation of nearly an equivalent amount of foreign tax credits in the United States.

As of June 30, 2008 the Company had deferred tax assets related to foreign tax credits and research and development tax credit carryforwards totaling $2.4 million. This is an increase in total deferred tax assets of approximately $287 thousand from December 31, 2007. These foreign tax credits and tax credit carryforwards are in the U.S. operation and begin to expire in the year 2018.

As of December 31, 2007 the Company had deferred tax assets related to net operating losses and research and development tax credit carryforwards totaling $3.8 million. The deferred tax assets related to net operating losses were eliminated in the second quarter of 2008 as part of the restructuring and refinancing that we completed.

In evaluating the Company’s ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and future foreign tax credits and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with estimates being used to manage the business. Based on the weight of the positive and negative evidence and the information available, the Company believes that it is more likely than not that the deferred tax assets will be realized.

FINANCIAL CONDITION

The Company’s stockholders’ equity increased from $23.1 million at December 31, 2007 to $25.6 million at June 30, 2008.  The increase in overall stockholders’ equity resulted from:

•	Net income in 2008 of $172 thousand.

•	An increase in additional paid in capital of $446 thousand primarily from the grant of stock and stock options to employees and directors.

•	A $1.9 million increase in accumulated other comprehensive income primarily from the positive impact of foreign currency translations as the U.S. Dollar weakened against the Euro.

The total assets of the Company were $56.5 million at June 30, 2008 compared to $50.0 million at December 31, 2007. This increase is directly attributable to increased cash in our European operations and an increase in the balance of goodwill due to foreign currency rate changes.

The Company’s total liabilities increased almost $4.0 million from $26.9 million at December 31, 2007 to $30.8 million at June 30, 2008. This increase is predominately from increased use on our line of credit in U.S. operations and increased accrued payroll and other liabilities related to year-end incentive and profit sharing accruals. The Company also had an increase in accounts payable balances of $1.5 million due to the timing of payments.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the six months ended June 30, 2008, the Company had $67 thousand of additional expense related to the accounts receivable reserve, no expense related to the inventory obsolescence reserve and a reduction in expense of $19 thousand related to the warranty reserve.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $2.2 million for the first six months of 2008 compared to cash provided of $835 thousand in the same period for 2007. Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The increase in cash provided by operating activities is due primarily to increased sales 2008.

Cash used in investing activities was $464 thousand for the six months ended June 30, 2008 and $628 thousand for the same period in 2007. The decline in capital expenditures is $164 thousand and is attributed to a larger required investment during the initial stages of the Company’s transition from a Fiber Optic to an IP Video product set.  The Company’s efforts to transition to an IP Video product set are planned to continue throughout 2008 and beyond.

Cash was provided by financing activities was $995 thousand during the first six months of 2008 compared to $177 thousand provided by financing activities during 2007. The current year increase is from higher draw downs on our line of credit during the first six months of 2008.

The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. As of June 30, 2008 the Company had $2.9 million outstanding on its bank line of credit with an effective interest rate of 5.7%. At the recent quarter end the Company was at the maximum amount the U.S. legal entity can borrow on its line of credit however 1.5 million Euro ($2.4 million) is available on the line of credit through our subsidiary based in the Netherlands. Obligations to the bank under our acquisition debt and this line of credit are secured by the Company’s assets. We also have a subordinated note secured by 35% of the issued share capital of our subsidiary based in the Netherlands. We plan to finance our future working capital needs with cash on hand and our operating cash flow with continued use of our line-of-credit as necessary.

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

In connection with the acquisition of NKF in March 2005 the Company entered into acquisition related debt instruments.  The debt includes a Euro denominated subordinated note to the seller with a €7.3 million Euro principal balance. The subordinated note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.  As of June 30, 2008, $1.3 million of deferred interest payable has been accrued during the term of the subordinated note.  In addition to the deferred interest, the liability on the subordinated note totals $11.6 million at June 30, 2008. This is an increase of $785 thousand since December 31, 2007 due to the impact of changes in the foreign exchange rate.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of  the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2008 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)

3.2	By-Laws (incorporated by reference from Form 10-K filed March 31, 1998)

10.1

Amended and Restated Financing and Security Agreement dated June 25, 2008, by and among Optelecom-NKF, B.V., Optelecom-NKF S.L., Optelecom UK Limited, Optelecom-NKF Limited, and Manufacturers and Traders Trust Company — filed herewith.

10.2	First Amendment dated June 25, 2008, to Subordinated Promissory Note dated March 8, 2005 — filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM-NKF, INC.

Date: August 13, 2008	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date: August 13, 2008	/s/ Steven Tamburo
Steven Tamburo,
Chief Financial Officer