Form 10-Q
period 2008-09-30
Optelecom-NKF, Inc.
filed 2008-11-14
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

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

At October 31, 2008, the registrant had outstanding 3,645,084 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(September 30, 2008 Unaudited)
(Dollars in Thousands, Except Share Amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$5,551	$5,043
Accounts receivable and contracts receivable, net of allowance for doubtful accounts of $325 and $249	8,352	9,575
Inventories, net	6,117	5,214
Deferred tax asset - current	600	732
Prepaid expenses and other current assets	1,015	816
Total Current Assets	21,635	21,380
Property & equipment, less accumulated depreciation of $8,363 and $7,634	2,323	2,594
Deferred tax asset - non-current	3,714	2,284
Intangible assets, net of accumulated amortization of $2,768 and $2,259	7,533	8,241
Goodwill	14,969	15,259
Other assets	205	205
TOTAL ASSETS	50,379	49,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	3,048	2,623
Accrued payroll	2,024	2,165
Commissions payable	232	198
Bank line of credit	—	1,000
Current portion of notes payable	3,814	1,525
Accrued warranty reserve	395	418
Taxes payable	38	49
Other current liabilities	1,447	1,135
Total Current Liabilities	10,998	9,113
Notes payable	10,607	14,245
Deferred tax liabilities	1,683	2,037
Interest payable	1,493	1,210
Other liabilities	282	257
Total Liabilities	25,063	26,862
STOCKHOLDERS’ EQUITY
Common Stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 3,640,417 and 3,632,083 shares as of September 30, 2008, and December 31, 2007, respectively	109	109
Additional paid-in capital	16,274	15,534
Accumulated other comprehensive gain	3,679	3,406
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
Retained earnings	6,519	5,317
Total stockholders’ equity	25,316	23,101
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,379	$49,963

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

	2008	2007
Revenue	$11,541	$11,464
Cost of goods sold	4,332	4,441
Gross profit	7,209	7,023
Operating expenses:
Sales and marketing	2,822	2,524
Engineering	1,590	1,230
General and administrative	1,737	1,547
Amortization of intangibles	181	191
Total operating expenses	6,330	5,492
Income from operations	879	1,531
Other income (expense), net	12	(315)
Income before income taxes	891	1,216
(Benefit) provision for income taxes	(138)	334
Net Income	$1,029	$882
Basic Income per share	$0.28	$0.24
Diluted Income per share	$0.28	$0.24
Weighted average common shares outstanding -basic	3,639,877	3,617,246
Weighted average common shares outstanding -diluted	3,641,058	3,621,396

Net Income	$1,029	$882
Foreign currency translation	(1,648)	912
Comprehensive (loss) income	$(619)	$1,794

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

	2008	2007
Revenue	$33,414	$29,490
Cost of goods sold	13,076	12,006
Gross profit	20,338	17,484
Operating expenses:
Sales and marketing	8,503	7,234
Engineering	4,497	3,770
General and administrative	5,478	4,463
Amortization of intangibles	581	563
Total operating expenses	19,059	16,030
Income from operations	1,279	1,454
Other expense, net	485	918
Income before income taxes	794	536
(Benefit) provision for income taxes	(407)	128
Net Income	$1,201	$408
Basic Income per share	$0.33	$0.12
Diluted Income per share	$0.33	$0.12
Weighted average common shares outstanding -basic	3,636,168	3,496,083
Weighted average common shares outstanding -diluted	3,636,193	3,502,166

Net Income	$1,201	$408
Foreign currency translation	273	1,340
Comprehensive income	$1,474	$1,748

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands)

	2008	2007
Cash Flows from Operating Activities:
Net Income	$1,201	$408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,335	1,271
Accounts receivable provision	84	(352)
Change in allowance for inventory obsolescence	(86)	110
Accrued warranty reserve	(18)	(60)
Stock based compensation	706	703
Deferred rent	(5)	7
Deferred tax asset	(1,364)	(58)
Deferred tax liability	(30)	(141)
Change in assets and liabilities:
Accounts and contracts receivable	984	758
Inventories	(867)	(8)
Prepaid expenses and other current assets	255	373
Other assets	(4)	15
Accounts payable and other accrued expenses	380	(1,503)
Other current liabilities	502	(699)
Interest payable	283	262
Net cash provided by operating activities	3,356	1,086
Cash Flows from Investing Activities:
Capital expenditures	(533)	(875)
Net cash used in investing activities	(533)	(875)
Cash Flows from Financing Activities:
Net (decrease) increase in bank line of credit	(1,000)	800
Payments on notes payable and capital leases	(1,187)	(1,126)
Proceeds from employee stock purchase plan	32	34
Proceeds from exercise of stock options	2	11
Net cash used in financing activities	(2,153)	(281)
Effect of exchange rates on cash and cash equivalents	(162)	(88)
Net increase (decrease) in cash and cash equivalents	508	(158)
Cash and cash equivalents — beginning of period	5,043	3,571
Cash and cash equivalents — end of period	$5,551	$3,413

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$262	$485
Cash paid during the period for income taxes	$537	$717

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

NOTE B — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income from operations and other comprehensive income (loss).  Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income (loss), a component of Stockholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Statement of Operations.  Under existing accounting standards, other comprehensive income (loss) for the Company reflects the impact of fluctuations of foreign currency, primarily the Euro to the U.S. Dollar foreign exchange rate arising from the translation of the assets and liabilities of our non-U.S. operations.

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

Inventories consist of the following:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Production materials	$3,496	$3,187
Work in process	917	801
Finished goods	2,359	1,976
Allowance for obsolescence	(655)	(750)
Total inventories, net	$6,117	$5,214

NOTE D — NOTES PAYABLE

Notes payable consist of the following:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Senior term loan with a bank due September 2009	$3,814	$4,958
Subordinated note due March 2010 (1)	12,100	12,022
	$15,914	$16,980
Less: Current Portion	(3,814)	(1,525)
	$12,100	$15,455

(1) Includes $1.5 million and $1.2 million of deferred interest payable on the subordinated note at September 30, 2008, and December 31, 2007, respectively.

In June 2008, the Company implemented a new European holding company structure in the Netherlands which provides a more flexible corporate structure. The Company established a new Dutch entity that is a subsidiary of the U.S. parent company and holds all of the Company’s international subsidiaries.  The new structure is intended to facilitate enhanced management of international operations and improvements in cash management and income tax planning. The Company also announced its bank agreed to extend the due date on the senior term facility from March 2009 to September 2009 with an opportunity for an additional extension through March 2011 if certain criteria are met by the Company. The balance and interest rate on the term debt were not changed in the restructuring, however, the debt is now included in the European holding company rather than the U.S. parent company.

The balance of the senior term loan at September 30, 2008, was $3.8 million. The term loan carries interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25% depending on the Company’s leverage position. At the recent quarter end the interest rate on this term loan was 5.75%. The term loan is subject to a 33 month amortization which is payable over 15 months with a balloon payment in the third quarter of 2009.

The June 2008 restructuring included the transfer of our Dutch operating subsidiary (Optelecom-NKF B.V.) from the U.S. parent company to the new European holding company. Consideration for the transfer included an intercompany note receivable to the U.S. parent and a corresponding note payable from the European holding company. The intercompany note is in U.S. Dollars and totaled $15.0 million with a balance of $10.3 million on September 30, 2008. The impact from the fluctuations in foreign exchange on the intercompany note payable is included in the Other Income (Expense), net on our Consolidated Statements of Operations.

On March 8, 2005, the Company completed the acquisition of NKF Electronics B.V. from Draka Holding, N.V. (the “Seller”) and issued a Euro based Subordinated Note to the Seller for a portion of the acquisition purchase price.  The principal balance of the Subordinated Note to the Seller was $10.6 million at September 30, 2008. The Subordinated Note is denominated in Euros and the liability has increased $1.0 million since issuance in March 2005 due to the impact of exchange rate changes. During 2008 the liability has decreased $205 thousand due to exchange rate changes in 2008. Upon payment in March 2010 the €7.3 million Euro principal balance will result in a cash payment at the prevailing exchange rate on that date. Upon completion of the previously discussed legal restructuring the impact from the change in foreign exchange on the Subordinated Note is included in the Other Income (Expense), net on our Consolidated Statements of Operations. Prior to the restructuring, it was included in Comprehensive Income (Loss).

The Subordinated Note accrues interest at a fixed rate of 6% per year and is due and payable in full in March 2010. $1.5 million of deferred interest payable has been accrued from the acquisition date through September 30, 2008, including $166 thousand accrued in the current quarter.  The impact of foreign exchange rates on deferred interest from the Subordinated Note will be recognized as other income (expense) upon payment. The other income (expense) will be the difference between accrued interest in our financial statements and the final cash interest payment to the Seller in March 2010.

In addition, the Company has the ability to borrow up to $5.0 million under its bank line of credit, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either U.S. Dollars or Euros. The line of credit carries interest at the rate of LIBOR plus a margin that can range from 1.75% to 2.75% depending on the Company’s leverage position. As of September 30, 2008, the Company had $3.0 million available on its bank line of credit and no outstanding balance.

NOTE E — EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock computation method, provided the options are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 574 thousand and 498 thousand weighted average shares of common stock were outstanding during the three months and nine months ended September 30, 2008, respectively but were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

	Three Months Ended September 30,
(Dollars in thousands, except share amounts)	2008	2007
Basic income per share:
Net income	$1,029	$882
Weighted average common shares — basic	3,639,877	3,617,246
Basic income per share	$0.28	$0.24

Diluted income per share:
Net income	$1,029	$882
Weighted average common shares — basic	3,639,877	3,617,246
Assumed conversion of:
Stock options	1,181	4,150
Weighted average common shares — diluted	3,641,058	3,621,396
Diluted income per share	$0.28	$0.24

	Nine Months Ended September 30,
(Dollars in thousands, except share amounts)	2008	2007
Basic income per share:
Net income	$1,201	$408
Weighted average common shares — basic	3,636,168	3,496,083
Basic income per share	$0.33	$0.12

Diluted income per share:
Net income	$1,201	$408
Weighted average common shares — basic	3,636,168	3,496,083
Assumed conversion of:
Stock options	25	6,083
Weighted average common shares — diluted	3,636,193	3,502,166
Diluted income per share	$0.33	$0.12

NOTE F — SHARE BASED COMPENSATION

Share-based compensation expense recognized for the three months and nine months ended September 30, 2008, was $280 thousand and $706 thousand respectively.  For the three months and nine months ended September 30, 2007, share-based compensation expense was $238 thousand and $703 thousand respectively.  As of September 30, 2008, total unamortized compensation expense related to non-vested share-based compensation was $1.1 million and is expected to be recognized over an average weighted period of 1.2 years.  In each of the periods described above, compensation expense was recorded in the Consolidated Statements of Operations.  The Company did not capitalize any stock-based compensation cost during these periods.  The Company did not recognize any income tax benefits from stock-based payment plans for the nine months ended September 30, 2008, and 2007.

Stock Option Plans

Effective June 1, 2008, the Company adopted the Optelecom-NKF, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the Optelecom, Inc. 2002 Stock Option Plan (the “2002 Plan”). Awards under the 2008 Plan are available only to employees and consultants. The 2008 Plan currently provides for the grant of up to 500,000 shares of common stock to participants, plus 70 thousand remaining shares carried over from the 2002 Plan. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units, or performance awards. The exercise price of each option is the market value of the stock at the grant date. Options issued in 2007 and 2008 are 100% exercisable two years from the grant date. Options issued prior to 2007 are 25% exercisable at the grant date with an additional 50% exercisable one year from the grant date and fully exercisable two years from the grant date. Options expire between five and 10 years from the date of grant and, in most cases, upon termination of employment.  At September 30, 2008, there were 472 thousand shares available for grant.  At September 30, 2008, there were 577 thousand options outstanding of which 314 thousand were exercisable.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178 thousand shares available for grant.  Shares under this plan are granted to non-employee directors at fair market value on the date of grant and are non-transferable for a period of two years after the grant date.  There were 41 thousand awards available for future grant at September 30, 2008.

NOTE G — INCOME TAXES

The Company has estimated its annual effective tax rate for the year and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2008, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinions No. 28, “Interim Financial Reporting” (APB 28). The Company also records discrete items in each respective period as appropriate.  In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.

For the three months ended September 30, 2008 and 2007, the Company’s consolidated annualized effective tax rate from continuing operations was (15.5)% and 27.5%, respectively. The Company’s effective tax rate from continuing operations decreased during the three months ended September 30, 2008, due primarily to the June 2008 restructuring and true-ups to foreign tax returns.  The restructuring resulted in a nonrecurring decrease in tax expense of $116 thousand in the second quarter of 2008.  An additional decrease in tax expense of $263 thousand was recorded in the third quarter of 2008 due to a change in estimate regarding the state tax impact of the restructuring transaction.  The Company also recorded true-ups to foreign tax returns that resulted in a nonrecurring decrease in tax expense of $87 thousand in the third quarter of 2008.

For the nine months ended September 30, 2008 and 2007, the Company’s consolidated annualized effective tax rate from continuing operations was (51.3)% and 23.9%, respectively. The Company’s effective tax rate from continuing operations decreased during the nine months ended September 30, 2008, due primarily to the June 2008 restructuring and true-ups to foreign tax returns which resulted in a decrease in tax expense of $379 thousand and $208 thousand, respectively.

During the nine months ended September 30, 2008, less than one thousand stock options were exercised for the purchase of shares of common stock. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. When the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.

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

Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt Statement 141R effective January 1, 2009, and apply its provisions prospectively.

Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009, for the Company) and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R.

The Company has $15 million of goodwill at September 30, 2008, related to a previous business combination. The Company believes that the implementation of Statement 141R will have no material impact on its results of operations and financial condition as a result of its impairment testing subsequent to December 31, 2008.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142.  The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements.  However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 adds disclosure requirements about the useful life of recognized intangible assets to the existing disclosures in paragraphs 44 and 45 of Statement 142 and provides guidance on the application of paragraph 13 of AICPA SOP 94-6, Disclosure of Certain Significant Risks and Uncertainties, for determining whether the SOP’s disclosures about an estimate pertain to an entity’s estimate of the useful life of a recognized intangible asset.  The criterion in paragraph 13(b) is met if the effect of a change either in the useful life or in the expected likelihood of renewal or extension of an intangible asset would be material to the financial statements, either individually or in aggregate, for each major intangible asset class.  FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008.  The Company has yet to evaluate the impact of FSP FAS 142-3 on its results of operations and financial position.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Our international operations include the impact from foreign currency translation in the quarter. On average, the Dollar was weaker in the third quarter when compared to 2007. However, this trend began to reverse late in the quarter and has continued after quarter-end. The result of a strengthening Dollar as it relates to the consolidated Company would translate Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in its financials.

REVENUE

Revenue for the third quarter of 2008 was $11.5 million, an increase of 1% compared to the third quarter of 2007. Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. based includes Canada, Mexico and South America.

	2008			2007
(Dollars in thousands)	U.S.	International	Total	U.S.	International	Total
Revenue	$3,778	$7,763	$11,541	$4,548	$6,916	$11,464
Less: Cost of Goods Sold	1,657	2,675	4,332	1,759	2,682	4,441
Gross Profit	$2,121	$5,088	$7,209	$2,789	$4,234	$7,023
Less: Operating Expenses	2,634	3,696	6,330	2,421	3,071	5,492
(Loss) Income from Operations	$(513)	$1,392	$879	$368	$1,163	$1,531

Third quarter 2008 revenue increased in our international operations which represented 67% of the Company’s total revenue. Our international based operations had income from operations of $1.4 million for the third quarter of 2008 compared to income from operations of $1.2 million in 2007. International revenue growth includes the positive impact from foreign currency exchange rates of approximately $670 thousand in the third quarter of 2008 as the U.S. Dollar continued to weaken against the Euro prior to quarter-end. While the Company had an overall increase of 1% in 2008 revenue when compared to 2007, after considering the impact of foreign exchange rates, revenue would have declined 5%.

Our U.S. based sales declined $770 thousand or 17% in the current quarter. The decline is from a reduction of $932 thousand in fiber optic based products and a decline of $173 thousand in the Company’s Electro-Optics business. These decreases were somewhat offset by an increase in Internet Protocol (IP) Video product revenue of $334 thousand. The U.S. business had a loss from operations of $513 thousand in the third quarter of 2008 compared to a profit of $368 thousand in 2007. The decline in U.S. profitability is from the revenue decline combined with a reduction in the gross profit margin from 61% to 56%, and a $213 thousand increase in costs.  The decline in our U.S. gross profit margin was caused by excess capacity in our Germantown, Maryland manufacturing facility due to lower than expected sales volume in the third quarter. We expect the manufacturing utilization rate to improve if sales levels rise.

Information regarding the Company’s revenue by product category is included in the following table:

(Dollars in thousands)	Three Months Ending September 30, 2008	Three Months Ending September 30, 2007
Fiber Optic	$7,933	$9,206
IP Video	3,489	1,966
Electro Optics	119	292

Total Revenue	$11,541	$11,464

In the third quarter of 2008, sales of Fiber Optic products were down 14% to $7.9 million while IP Video revenue increased 78% to $3.5 million. The Company has planned for a market shift toward IP Video products as it invested in the development of IP Video products in the current and prior periods. The increase in IP Video revenue of $1.5 million in the third quarter of 2008 offset the $1.3 million decline in Fiber Optic sales during the period. The IP Video revenue improvement is due to a $1.2 million increase in our international business and a $334 thousand increase in the U.S. IP sales. The Company continues introducing new IP products in 2008 to address this market shift.

GROSS PROFIT

Consolidated gross profit was $7.2 million or 62% of revenues for the quarter ended September 30, 2008, compared to $7.0 million or 61% of revenues in 2007. The gross profit was relatively stable with an increase of $200 thousand or 3% primarily from increased revenue and a higher margin in our international business. The gross profit margins in our domestic and international businesses were 56% and 66%, respectively, in the third quarter 2008. The U.S. gross profit margin declined in the current quarter from excess capacity in the U.S. manufacturing facility due to lower than expected sales volume in the quarter. Additional revenue in international operations results in relatively lower costs of goods sold on a per unit basis as the employee compensation and benefits for personnel in direct labor positions and other fixed costs are spread over a larger revenue base in our European manufacturing facility.

OPERATING EXPENSE

Consolidated operating expenses were $6.3 million for the quarter ended September 30, 2008, compared to $5.5 million in 2007. The overall increase of $838 thousand included $213 thousand in our U.S. operations and $625 thousand in our international based business. The increase in operating expense is primarily due to:

•                  A $278 thousand increase from changes in foreign exchange rates as the U.S. Dollar weakened against the Euro prior to September 30, 2008.

•                  $271 thousand of additional engineering costs, excluding foreign exchange, as we continued our IP product development effort.

•                  $161 thousand of additional sales and marketing costs, excluding foreign exchange, primarily from participation in additional trade shows during the third quarter of 2008.

OTHER INCOME (EXPENSE), NET

Other income (expense), net improved to $12 thousand of income in the current quarter compared to an expense of $(315) thousand in the third quarter of 2007. The improvement is the result of several factors, including a decline in the overall interest rate environment, reduced debt levels from payments on our bank senior term loan and line of credit which resulted in $87 thousand savings,  and foreign exchange gains in our European subsidiaries of approximately $181 thousand from their Dollar based transactions.  Additionally the Company had a net $62 thousand foreign exchange gain resulting from the translation of the Euro-based note that resides on the parent company’s books and the Dollar based bank note payable and intercompany note payable that reside on the foreign holding company’s books.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUE

Revenue for the nine months ended September 30, 2008, increased 13% to $33.4 million compared to revenue of $29.5 million reported in 2007. Information regarding the Company’s U.S. and international based operations is included in the following table:

	2008			2007
(Dollars in thousands)	U.S.	International	Total	U.S.	International	Total
Revenue	$10,754	$22,660	$33,414	$11,169	$18,321	$29,490
Less: Cost of Goods Sold	4,657	8,419	13,076	4,662	7,344	12,006
Gross Profit	$6,097	$14,241	$20,338	$6,507	$10,977	$17,484
Less: Operating Expenses	8,038	11,021	19,059	6,810	9,220	16,030
(Loss) Income from Operations	$(1,941)	$3,220	$1,279	$(303)	$1,757	$1,454

Revenue for the first nine months of 2008 was strong in our international operations. The international business represents 68% of the Company’s total revenue in 2008. Our international operations had income from operations of $3.2 million for the nine months ended September 30, 2008, compared to $1.8 million in 2007. International revenue growth includes the positive impact from foreign currency exchange rates of approximately $2.4 million in the first nine months of 2008 as the U.S. Dollar weakened against the Euro. The Company had an overall increase of 13% in 2008 revenue when compared to 2007, however, after considering the impact of foreign exchange rates this increase would have been 5%.

Our U.S. based sales decreased $415 thousand and 4% during the first nine months of 2008. The decrease results from declining sales in the Fiber Optic and Electro Optics product lines totaling $1.8 million, somewhat offset by improved sales in the Company’s line of IP Video products of $1.4 million. The U.S. business had a loss from operations of $1.9 million in the first nine months of 2008 compared to a loss of $303 thousand in 2007. The decline in U.S. profitability is due to the reduction in revenue combined with an increase in operating costs.

Information regarding the Company’s revenue by product category is included in the following table:

(Dollars in thousands)	Nine Months Ending September 30, 2008	Nine Months Ending September 30, 2007
Fiber Optic	$22,539	$22,225
IP Video	10,407	6,324
Electro Optics	468	941

Total Revenue	$33,414	$29,490

Sales of Fiber Optic products in the nine months of 2008 were $22.5 million representing a 1% increase from 2007. The Company continues to plan for a market shift away from Fiber Optic and toward IP Video products as it develops new IP Video products. As a result, the increase in IP Video revenue was 65% or $4.1 million in the first nine months of 2008.

GROSS PROFIT

Consolidated gross profit was $20.3 million or 61% of revenues for the nine months ended September 30, 2008, compared to $17.5 million or 59% of revenues in 2007. The increase was $2.8 million or 16% and is primarily due to the following:

•                  An increase of 8% or $1.4 million in revenue excluding the impact of foreign exchange. Additional revenue in our international operations resulted in relatively lower costs of goods sold on a per unit basis as the employee compensation and benefits for personnel in direct labor positions and other fixed costs are spread over a larger revenue base.

•                  A $1.4 million impact from changes in foreign exchange rates as the U.S. Dollar weakened against the Euro in the current period.

OPERATING EXPENSE

Consolidated operating expenses were $19.0 million for the nine months ended September 30, 2008, compared to $16.0 million in 2007. The Company’s operating expenses have increased in certain areas as we develop and deliver new IP Video products to the marketplace. The Company had an overall increase of $3.0 million, of which $1.2 million was in our U.S. operations and $1.8 million was in our international based business. The increase in operating expense is primarily due to:

•                  A $1.2 million impact from changes in foreign exchange rates.

•                  $1.1 million of additional sales and engineering costs, excluding foreign exchange, as we enhanced our sales and IP product capabilities in recent periods.

•                 $769 thousand of additional general and administrative costs, excluding foreign exchange, resulting from a financial restructuring in 2008, higher legal, tax and audit expense in the current year and a higher retirement benefit for the CEO.

OTHER EXPENSE, NET

Other expense, net improved to $485 thousand of expense in the current year-to-date compared to an expense of $918 thousand in 2007. The improvement is the result of several factors including a decline in the overall interest rate environment, reduced debt levels from payments on our bank senior term loan and line of credit which resulted in $223 thousand savings, approximately $67 thousand additional interest income on a larger cash balance, and foreign exchange gains of $27 thousand compared to a $50 thousand loss in 2007 in our European subsidiaries from their Dollar based transactions.  Additionally the Company had a net $62 thousand foreign exchange gain resulting from the translation of the Euro-based note payable that resides on the parent company’s books and the Dollar-based bank note payable and intercompany note payable that reside on the foreign holding company’s books.

INCOME TAXES

The June 2008 restructuring discussed in the “Notes Payable” footnote resulted in an elimination of the Company’s U.S. net operating loss carryforwards and the creation of nearly an equivalent amount of foreign tax credits in the United States.

As of September 30, 2008, the Company had deferred tax assets related to foreign tax credit, research and development tax credit and alternative minimum tax credit carryforwards in the amount of $2.1 million, $621 thousand and $52 thousand, respectively. The foreign tax credit and research and development tax credit carryforwards are in the U.S. operation and begin to expire in the year 2018 and 2019, respectively.  Additionally, there is a deferred tax asset of $261 thousand related to state net operating losses which will begin to expire in 2011.  The deferred tax assets related to net operating losses and business tax credit carryforwards increased by approximately $1.3 million from December 31, 2007.

As of December 31, 2007, the Company had deferred tax assets related to net operating losses and business tax credit carryforwards totaling $1.7 million. The deferred tax assets related to net operating losses were eliminated in the second quarter of 2008 as part of our restructuring and refinancing.

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

FINANCIAL CONDITION

The Company’s stockholders’ equity increased from $23.1 million at December 31, 2007 to $25.0 million at September 30, 2008.  The increase in overall stockholders’ equity resulted from:

•	Net income in the first nine months of 2008 of $1.2 million

•	An increase in additional paid in capital of $740 thousand primarily from the grant of stock and stock options to employees and directors.

•	A $273 thousand increase in accumulated other comprehensive income primarily from the impact of foreign exchange rates.

The total assets of the Company were $50.4 million at September 30, 2008, compared to $50.0 million at December 31, 2007, a change of less than 1%. The Company had a decline in accounts receivable and intangible assets offset by increases in cash, inventory, and non-current deferred tax assets.

The Company’s total liabilities decreased almost $1.8 million from $26.9 million at December 31, 2007 to $25.1 million at September 30, 2008. This decrease is primarily from a decline in our bank line of credit subsequent to our financial restructuring at June 30, 2008 and a decrease in our notes payable from recurring monthly payments.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the nine months ended September 30, 2008, the Company had $83 thousand of additional expense related to the accounts receivable reserve, no expense related to the inventory obsolescence reserve and added expense of $18 thousand related to the warranty reserve.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $3.4 million for the first nine months of 2008 compared to cash provided of $1.1 million in the same period for 2007. Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities.

Cash used in investing activities was $533 thousand for the nine months ended September 30, 2008, and $875 thousand for the same period in 2007. The decline in cash used in investing activities is entirely from reduced capital expenditures in the current year compared to 2007.

Cash used in financing activities was $2.2 million during the first nine months of 2008 compared to $281 thousand used during 2007. The current year increase is due to a $1.0 million payment on our line of credit during 2008 and payments made during the year on notes payable. The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. As of September 30, 2008, the Company had $3.0 million available on its bank line of credit with no outstanding balance.

FORWARD LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations or similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s annual report on Form 10-K for the year ended December 31, 2007, as amended or supplemented by the information in Part II, Item 1A of this report, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  The Company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

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

In connection with the acquisition of NKF in March 2005 the Company entered into acquisition related debt instruments.  The debt includes a Euro denominated subordinated note to the seller with a €7.3 million Euro principal balance. The subordinated note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.  As of September 30, 2008, $1.5 million of deferred interest payable has been accrued during the term of the subordinated note.  In addition to the deferred interest, the liability on the subordinated note totals $10.6 million at September 30, 2008. This is a decrease of $205 thousand since December 31, 2007 due to the impact of fluctuations in the foreign exchange rate.  Upon completion of the previously discussed legal restructuring the impact from the fluctuation in foreign exchange on the subordinated note is included in the Other Income (Expense), net on our Consolidated Statements of Operations. Prior to the restructuring, it was included in Comprehensive Income (Loss).  As part of the restructuring the Dollar denominated bank note payable was transferred to our European holding company, additionally they entered into a Dollar denominated note payable to the parent company.  At September 30, 2008, the balance on the subordinated note approximated the balance of both Dollar denominated notes payable mentioned above.  Restatement of these balances at the September 30, 2008, exchange rate resulted in a net foreign exchange gain of $62 thousand that is included in Other Income (Expense).  As these principal balances change and become more disparate, the foreign exchange impact will result in additional exposure to the Company.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of  the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2008, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTELECOM-NKF, INC.

Date: November 14, 2008	/s/ Edmund Ludwig
Edmund Ludwig,
Director, President and Chief Executive Officer

Date: November 14, 2008	/s/ Steven Tamburo
Steven Tamburo,
Chief Financial Officer