Form 10-K
period 2008-12-31
Optelecom-NKF, Inc.
filed 2009-03-30
CIK 275858

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

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

        At June 30, 2008, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $31,962,751 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

        At March 11, 2009, the registrant had outstanding 3,677,579 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

OPTELECOM-NKF, INC.
FISCAL YEAR 2008 FORM 10-K ANNUAL REPORT

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

Item 1.    BUSINESS

        Optelecom-NKF, Inc. (NASDAQ: OPTC), developer of Siqura® advanced Internet Protocol (IP) video network solutions, is a global supplier of advanced video surveillance solutions, including IP cameras, video servers/codecs, network video recorders, fiber transmission equipment, video management and video analytics software. We deliver complete solutions for traffic monitoring and security of airports, seaports, casinos, prisons, utilities, public transit, city centers, hospitals, and corporate campuses.

        Founded in 1972, Optelecom-NKF is committed to providing its customers with expert technical advice and support in addition to products that are developed and tested for professional and mission critical applications. All Optelecom-NKF IP surveillance solutions are marketed under the Siqura name.

        The Optelecom-NKF corporate headquarters is in Germantown, Maryland, USA, with European corporate offices in Gouda, the Netherlands, and sales or support offices covering the America's, France, Spain, the UK, Germany, Italy, Dubai, and Singapore.

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

        In March 2005, we acquired NKF Electronics B.V. (NKF), a wholly owned subsidiary of Draka Holding N.V. (Draka). NKF was founded in 1981 and had accumulated extensive expertise in fiber optic and IP/Ethernet network technologies. This expertise enabled NKF to build a broad range of communications products, ranging from fiber optic video modems and multiplexers to Video-Over-IP network solutions. In April 2005, the Company's name was changed from Optelecom, Inc. to Optelecom-NKF, Inc. to reflect the importance of this acquisition and new corporate structure.

ORGANIZATION, MARKETS AND PRODUCTS

        The Company currently maintains its corporate headquarters in Germantown, Maryland. Our corporate structure globally integrates our management into one functional group. We maintain operating centers in both the United States and the Netherlands under this integrated management structure, which includes research and development (R&D), production, sales and logistics in each location.

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

        The Company continues to focus its resources on developing additional IP products, sales and distribution channels. Service and technical support programs are in place to attract and maintain a large network of integration companies. The Company primarily attracts new customer contacts through participation in trade shows in both the security and traffic markets. Our web site (www.optelecom-nkf.com) has enabled the convenient and rapid dissemination of information by our distribution channel personnel and other interested parties to gather information necessary to select our equipment.

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

        We strive to continue improving our position as a leading producer and supplier of powerful, intelligent network video solutions by providing reliable products and services that enable customers around the world to reduce their total cost of ownership and enhance the effectiveness of their applications. Products for these markets are classified into the two broad categories of Video over IP and Video over Fiber.

        Video over IP solutions are represented by the Siqura product line. The Siqura product line includes video servers / codecs, IP cameras, Ethernet switches, recording and storage equipment. Also, to bring together these hardware components, Siqura software solutions help the user consolidate a complete video network under one, easy-to-use management platform.

        The Video over Fiber product line is comprised of the MC Series and the 9000 Series. The MC Series is designed for most common fiber applications and is recognized for its exceptional price-performance ratio. The 9000 Series is designed for the more complex and demanding Video over Fiber applications. The availability of 18 different wavelengths and the unique concept of using "option modules" are the core elements behind the versatility of the 9000 Series. The 9000 Series is about customization: wavelength availability and system functionality facilitate a wide range of fiber network configuration possibilities.

Video over IP solutions

Siqura's Codecs/Servers for High-quality Video Compression

        The Optelecom-NKF line of Siqura video codec/server portfolio ranges from cost-effective, low bandwidth compact video servers to field-hardened, versatile codec platforms. Our single- and multi-channel codecs/servers are available in MJPEG, MPEG-4, MPEG-2 as well as H.264 video compression formats.

        Optelecom-NKF's video codec/servers are designed with a strong focus on standardization. Its embedded Open Streaming Architecture (OSA) offers standardized streaming of video and remote control. All streaming protocols are based on approved standards and tested with different industry vendors. A comprehensive HTTP application programming interface gives access to all controls and allows integration with third party Video Management Systems.

Siqura's Cameras

        Optelecom-NKF Siqura cameras address the requirements of today's CCTV security systems. State-of-the-art camera technology in combination with our renowned MPEG-4 compression algorithm results in crystal clear streaming video. The Siqura portfolio of cameras consists of boxed cameras, fixed dome cameras, mini-dome cameras, and high-speed dome cameras. Available in both analog and IP versions, the Siqura camera line is easily deployed, reliable, and feature rich.

Siqura's Software Management Solutions

        The Optelecom-NKF software suite ranges from single and multi-server Video Management Systems for small and medium video surveillance applications to more sophisticated operator solutions (Operator Storage™, Operator Office™, and MX™ Viewer Lite) to support more system critical video surveillance applications. The suite also includes a comprehensive development kit (MX SDK) for integration with third-party software applications. In addition, versatile management and configuration tools are available for maintenance and service purposes. All components within the software suite interoperate seamlessly with all Siqura components.

Siqura's Network Video Recording (i-NVR)

        The Siqura-NVR provides an intelligent network video storage solution designed to support the most demanding video surveillance applications in which operational availability and reliability are key. Ranging from 8- to 64-channel configurations with full RAID-5 capability, the Siqura-NVR offers an extended set of features for scheduled continuous recording and event-driven operations (i.e., video motion detection) in support of alarm recording, etc. Special care has been given to selecting hardware, such as the hard drives and power supply redundancy, to ensure reliable 24/7 operation.

Siqura's Video Network Equipment

        Part of Optelecom-NKF's portfolio includes field-hardened network equipment consisting of Gigabit Ethernet switches, Fast Ethernet switches, and models with built-in video encoders. The switches are both mechanically and electrically compatible with Optelecom-NKF's MC series 19-inch power supply rack, offering cost-efficient, easy-to-maintain hybrid network solutions.

Video over Fiber Optics

MC Series

        The MC series of Optelecom-NKF products is specifically designed for safety, security, and transportation applications. With its compact design and its carefully selected combinations of video, data, and audio channels, the MC series offers a full range of simple to install, cost-effective priced point-to-point fiber optic video surveillance solutions.

9000 Series

        The 9000 series of Optelecom-NKF products is specifically tailored to support government and transportation applications. With its modular design and ability to utilize Coarse Wavelength Division Multiplexing (CWDM) drop and insert technology, the 9000 series offers maximum flexibility and scalability by combining any number of video, data, and audio channels. In addition, all 9000 series system modules are supported by a remote network management capability (9900- NMS), which offers users the ability to remotely manage optical wavelengths and overall system performance.

Electro Optics Products

        In addition to our two primary product categories of Video over IP and Video over Fiber Optics the Company operates an Electro Optics (EO) group focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices, primarily to U.S. government and defense industry customers. In EO, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. EO also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems. EO represented 2% of the Company's revenue in 2008.

RESEARCH AND DEVELOPMENT

        In recent years the Company has increased its investments and focused on the development of products being applied to the IP Video marketplace. These products will permit us to increase our penetration of the markets we serve and expand into new markets. In recent years the Company has increased its research and development staffing and is utilizing these additional resources to continue expanding its existing IP product lines. Our research and development expense is classified as a component of Engineering in our financial statements and for the years ended 2008 and 2007 was $5.5 million and $4.3 million respectively.

        Although the Company holds a limited number of patents relating to optical sensor technology and optical fiber networks, our business is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from third parties and we assign no value to patents in our financial statements.

QUALITY MANAGEMENT SYSTEM

        The Company maintains a Quality Management System fully compliant with ISO9001:2000 and maintains an ongoing certification to this standard. In keeping with our continuous improvement objectives, we continually implement enhancements to our quality performance metrics which track internal product defects, out-of-box failures, customer concerns, product repairs and new product introduction issues. With the goal of increasing customer satisfaction, management has continued to stress the importance of the Quality Management System and continues to utilize numerous quality tools, including a corrective action process, internal quality control audits and senior management reviews. Additionally, the Quality Management System provides for proper controls, conducts material review meetings, performs Mean Time Between Failure calculations to determine product reliability and works closely with suppliers to reduce incoming material defects. The U.S. and Netherlands-based facilities synchronize quality processes by standardizing many company-wide procedures.

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

MANUFACTURING

        Both the US and the Netherlands-based facilities perform routine and specialized manufacturing, assembly, and product testing functions. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs quality inspections along with optical and electrical testing. Raw materials and supplies used in our business include sheet metal, optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a significant factor in our ability to provide products. In 2008, we continued to focus on decreasing the manufacturing defect rate, making throughput cycle-time improvements, and striving toward work-in-progress (WIP) reductions as the result of embracing lean concepts. This progress is all part of continuous, long-term improvement efforts.

COMPETITION

        We compete with other companies of roughly equal size that have similar resources as well as with much larger companies with greater resources. Our competitors include many privately held companies and some public corporations. The Company historically competes in two primary market segments, traffic monitoring and security surveillance. The competition in these markets often has established mature sales channels that allow for continued market penetration in both domestic and international markets. Management believes that the expansion of the Company's IP product offering and increased sales and distribution channels worldwide will be the basis for sustained growth. We also will consider strategic acquisitions to enhance our planned internal growth.

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

EMPLOYEES

        At December 31, 2008, the Company had 187 full time equivalent employees worldwide, including 57 in manufacturing, 58 in sales and marketing, 43 in research, development and engineering, 4 in Electro Optics, and 25 in general management, quality management, finance and administration. We expect a limited increase in headcount over the next 12 months.

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

        We have experienced and may continue to experience fluctuations in our quarterly and annual operating results. Factors that may cause operating results to vary include, but are not limited to, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold, economic factors, and timing of planned expenditures in additional personnel, facilities and research and development. The current economic environment is marked by significant instability and continued economic weakness is expected for the near future. As a result of the impact of these and other factors, past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls. Therefore, our business, financial condition, and operating results could be adversely affected if increased revenues are not achieved. If we fail to manage or anticipate future growth effectively our business will suffer.

The loss of one or more of our major customers could adversely affect our business, financial condition and operating results.

        For the twelve months ended December 31, 2008, approximately 29% of our revenues were accounted for by sales to five commercial customers. This is similar to the prior year when five customers represented 23% of our revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future projects, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect our business, financial condition and operating results.

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

        In connection with the acquisition of NKF, we borrowed $23.1 million of senior and subordinated notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. By incurring indebtedness, the related risks that we face intensify. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. The current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue equity or other financing to refinance the acquisition debt on less than favorable terms. At December 31, 2008, we have an outstanding balance of $15.5 million on this debt. Final maturity of the senior and subordinated notes is September 2009 and March 2010, respectively.

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

We face a number of risks related to the ongoing financial crisis and severe tightening in the global credit markets.

        The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the worldwide credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. This financial crisis could impact the Company's business in a number of ways, including:

  •
  Potential Deferment or Cancellation of Purchases and Orders by Customers:  Uncertainty about current and future global economic conditions may cause businesses and governments to defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. If future demand for our products declines, it will adversely impact our financial results.

  •
  Customers' Inability to Obtain Financing to Make Purchases from the Company and/or Maintain Their Business:  Some of our customers require substantial financing in order to fund their operations and make purchases from the Company. The inability of these customers to obtain sufficient credit to finance purchases of our products and/or meet their payment obligations to us could have an adverse impact on our financial results. In addition, if the financial crisis results in insolvencies for our customers, it will adversely impact our financial results.

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
  currency fluctuations;

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

  •
  integration of foreign operations;

  •
  longer payment cycles;

  •
  greater difficulty in accounts receivable collection; and

  •
  potential adverse tax consequences.

        Net revenue from International and U.S. based business accounted for 67% and 33% of the Company's total revenue in 2008. Within the U.S. based business sales to customers in Canada, South America and Latin America were 9% in 2008. We expect that revenue from customers outside the United States will continue to account for a significant portion of our total net revenue.

If we fail to manage our exposure to worldwide financial markets successfully, our operating results could suffer.

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments to manage these risks. A portion of our net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, our European operations conduct a substantial portion of their activities in other currencies, primarily Euros. A significant change in interest rates or movement in the Euro compared to the U.S. Dollar impacts our operations and financial position.

If we are unable to generate new sales and maintain profitability, our business and our financial condition and results of operations will be adversely impacted.

        Our lack of profitability in certain periods may impact our ability to attract customers, employees, investors and creditors. Our ability to sustain profitability in future periods will depend in large part on our ability to maintain current customers and generate new sales, to maintain or improve our rate of manufacturing utilization, and to manage sales, product development, and general and administrative expenses in proportion to our revenue. We cannot be certain that we will generate profits in the future and a failure to do so would have a material adverse effect on our business. Our profitability and cash flow constraints are particularly emphasized in our U.S. operations where our recent sales levels underscore the need to succeed with the implementation of product advancements and sales improvements and maintain cost controls.

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

        No matter was submitted for a vote of our shareholders during the fourth quarter of 2008.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, representing its only class of publicly traded securities, is traded on the NASDAQ Global Market under the symbol OPTC. The following are the highest and lowest closing bid prices for the Common Stock as reported by NASDAQ during each quarter for the two years ended December 31, 2008 and 2007, respectively. These quotations may not necessarily reflect actual transactions:

	Bid Price
Quarter Ended	High	Low
December 31, 2008	$6.75	$3.76
September 30, 2008	8.85	6.30
June 30, 2008	8.96	6.60
March 31, 2008	8.33	6.57
December 31, 2007	8.87	6.56
September 30, 2007	8.11	6.22
June 30, 2007	8.70	5.98
March 31, 2007	12.35	8.16

        At March 11, 2009, the closing price of our Common Stock was $3.45.

        There were 3,677,579 shares of Common Stock outstanding as of March 11, 2009, and 469 record holders as of such date. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to use any future earnings to finance its operations, repay its debt obligations and fund growth of the business.

        The following is information on the Company's equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	541,043	$9.73	546,381
Equity compensation plans not approved by security holders	—	—	—

Totals	541,043	$9.73	546,381

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

Year Ended December 31,	2008(a)	2007(a)	2006(a)	2005(a)	2004
	(Dollars in Thousands, Except Share Amounts)
Revenues, net	45,165	42,503	39,484	33,865	19,395
Net (Loss) income	(1,756)	1,281	1,554	2,682	1,595
Basic (loss) earnings per common share	(0.48)	0.37	0.45	0.83	0.50
Diluted (loss) earnings per common share	(0.48)	0.37	0.44	0.80	0.49
As of December 31,
Total assets	47,148	49,963	46,274	38,868	12,366
Long-term obligations	13,787	17,749	17,833	18,787	243
Stockholders' equity	21,191	23,101	17,943	11,754	9,934

  (a)
  The results for 2008, 2007, 2006, and 2005 include the operations of NKF since March 8, 2005.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Optelecom-NKF, Inc., developer of Siqura® advanced Internet Protocol (IP) video network solutions, is a global supplier of advanced video surveillance solutions, including IP cameras, video servers/codecs, network video recorders, fiber transmission equipment, video management and video analytics software. We deliver complete solutions for traffic monitoring and security of airports, seaports, casinos, prisons, utilities, public transit, city centers, hospitals, and corporate campuses.

        Optelecom-NKF is committed to providing its customers with expert technical advice and support in addition to products that are developed and tested for professional and mission critical applications. All Optelecom-NKF IP surveillance solutions are marketed under the Siqura® name.

        Our corporate headquarters is in Germantown, Maryland, USA, with European corporate offices in Gouda, the Netherlands, and sales offices or support covering Latin America, France, Spain, the UK, Germany, Italy, Dubai, and Singapore.

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

        We strive to continue improving our position as a leading producer and supplier of powerful, intelligent network video solutions by providing reliable and profitable products and services that enable customers around the world to reduce their total cost of ownership and enhance the effectiveness of their applications. Products for these markets are classified into the two broad categories of Video over IP and Video over Fiber.

        Video over IP solutions are represented by the Siqura product line. The Siqura product line includes video servers / codecs, IP cameras, Ethernet switches, recording and storage equipment. Also, to bring together all these hardware components, Siqura software solutions, Operator Office™ and the Optelecom-NKF SDK, help the user consolidate a complete video network under one, easy-to-use management platform.

        The Video over Fiber product line is comprised of the MC Series and the 9000 Series. The MC Series is designed for most common fiber applications and is recognized for its exceptional price-performance ratio. The 9000 Series is designed for the more complex and demanding Video over Fiber applications. The availability of 18 different wavelengths (CWDM technology) and the unique concept of using "option modules" are the core elements behind the versatility of the 9000 Series. The 9000 Series is about customization: wavelength availability and system functionality facilitate a wide range of fiber network configuration possibilities.

        In addition to our two primary product categories of IP and Fiber Optics the Company operates an Electro Optics (EO) group focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices under contract, primarily to government and defense industry customers.

Effect of Recent Market Conditions and Uncertain Macroeconomic Environment on our Business

        Through the first nine months of fiscal 2008, our financial performance included higher levels of revenue and gross profit compared to the first nine months of 2007. We achieved 13% revenue growth during the first nine months of 2007 while gross profit increased from $17.5 million to $20.3. During the later part of 2008, however, our business began to experience the effects of worsening macroeconomic conditions, further aggravated by customer specific challenges and disruptions in the financial and credit markets globally. As economic conditions worsen globally, the effects on our business spread across our customer segments and geographies. Revenue was $11.8 million for the fourth quarter of 2008, representing a 10% decrease from our results in the fourth quarter of 2007.

        Significant uncertainty around current macroeconomic and industry conditions persists, particularly the effect these conditions and any sustained lack of liquidity in the capital markets may have upon the capital spending of our customers. We are uncertain of the impact this may have on the spending or financial position of our customers. We can not be certain how long these conditions will continue and the magnitude of their effects on our business and results of operations. Consequently, these conditions have negatively affected our business and made our forecasting and planning more difficult. While we expect the near term market conditions to be challenging, we continue to believe in our longer term market opportunities. As a result, we intend to continue to invest in our business, prioritizing spending related to product development and sales efforts.

        During this period of uncertainty, we plan to balance our strategy of continued investment for the long-term and manage our workforce and operating costs carefully to ensure that they are aligned with our business and market opportunities. To that end, during the fourth quarter of fiscal 2008, we effected a targeted staff reduction which resulted in a restructuring charge of approximately $525 thousand in severance costs.

RESULTS OF OPERATIONS

        Revenue for 2008 was $45.2 million, an increase of 6% when compared to 2007. Information regarding the Company's U.S. and international based operations is included in the following table. For the purposes of this table and the following discussion, revenue classified as U.S. based includes Canada, Mexico, Latin America, and South America:

	2008			2007
(Dollars in thousands)	U.S.	International	Total	U.S.	International	Total
Revenue	$14,854	$30,311	$45,165	$15,427	$27,076	$42,503
Less: Cost of Goods Sold	6,471	11,467	17,938	6,527	10,925	17,452

Gross Profit	$8,383	$18,844	$27,227	$8,900	$16,151	$25,051
Less: Operating Expenses	9,627	15,147	24,774	9,341	12,805	22,146

(Loss) Income from Operations	$(1,244)	$3,697	$2,453	$(441)	$3,346	$2,905

        Our international operations include the impact from foreign currency translation. On average, the Dollar was weaker in 2008 compared to 2007. The result of a weakening Dollar as it relates to our consolidated financial results is that we translated Euro and Pound Sterling sales and related expenses at proportionally higher U.S. Dollar equivalents.

        Overall, 2008 revenue and profits were driven by our international business. Revenue in our European based operations increased 12% to $30.3 million while international operating expenses increased 18% during the year. This results in an 11% increase in international operating profits which totaled $3.7 million in 2008. After considering the impact of foreign exchange rates the international revenue increase would have been 5% while the operating expenses would have increased 11%. Our strongest region is Northern Europe representing almost 37% of the Company's worldwide revenue.

        Revenue in our U.S. based operations was down slightly at $14.9 million in 2008. U.S. operating expenses increased 3% during the year. The result is an increased U.S. loss from operations in 2008 totaling $1.2 million. In the U.S., the largest portion of our business is on the East coast. The Mid-Atlantic, Northeast and Southeast collectively represent about 68% of the total U.S. business.

        Revenue by product category in the recent two year period was:

(Dollars in thousands)	2008	2007
Fiber Optic	$29,891	$31,107
IP Video	14,539	10,305
Electro Optics	735	1,091

Total Revenue	$45,165	$42,503

        The Company made significant progress in a transition to accommodate an industry-wide shift from video transmission over fiber optics to video over IP/Ethernet based solutions. Fiber Optic products sales in 2008 were down 4% to $29.9 million. This decline is attributed to the market shift away from Fiber Optic and toward IP Video products which accelerated toward the end of 2008. In recent years, the Company has invested heavily in IP Video products. The result is an increase of 41% in IP related revenue in 2008 over 2007. This includes strong demand and growth in sales of our Codecs, Cameras, and NVR's.

        Gross profit in 2008 was $27.2 million and 60% of sales. After considering the impact of foreign exchange rates this is an increase of $1.0 million versus 2007 when gross profit margins were slightly lower at 59%. The current year increase is directly attributable to the growth in revenues in our international operations and efficiency realized in our manufacturing process.

        Our operating expense increased during 2008 to $24.8 million from $22.1 million in 2007. The current year increase of $2.6 million includes additional personnel and costs in the sales and marketing function totaling $1.3 million and in the engineering function totaling $863 thousand. These increased costs are part of the Company's effort to transition its products and related sales effort toward the IP Video market, specifically the Siqura product suite. The increase in operating expenses in 2008 also includes a $525 thousand fourth quarter charge for severance accruals as we completed a reduction in force at year-end. The reduction was initiated to eliminate costs in mature product areas while continuing to allow for critical investments in our growing Video over IP products.

OTHER INCOME (EXPENSE)

        Other expense declined in 2008 to $1.0 million compared to a total of $1.2 million in 2007. Substantially all of our other expense is from interest expense and foreign exchange losses. Interest expense on long term notes was $734 thousand in 2008 and $1.1 million in 2007 as we paid down our bank term debt and interest rates declined during the recent year. Our foreign exchange loss in 2008 was $262 thousand compared to $108 thousand in 2007 as a result of larger than normal foreign exchange rate fluctuations in the past year.

        In June 2008, the Company implemented a new European holding company structure in the Netherlands. The restructuring included the transfer of our Dutch operating subsidiary (Optelecom-NKF B.V.) from the U.S. parent company to the new European holding company. Consideration for the transfer included an intercompany noted receivable to the U.S. parent and a corresponding note payable from the European holding company. The impact from the fluctuations in foreign exchange on the intercompany note payable is included in other income (expense).

        Additionally, there is an impact from the fluctuations in foreign exchange on both the 7.3 million Euro-based Subordinated Note and related accrued interest residing on the U.S. parent company's books issued to Draka Holding, N.V. as part of the consideration during the acquisition of NKF. Prior to the aforementioned restructuring, the foreign exchange impact was included in comprehensive income (loss) as the note was identified as a hedge against the investment in NKF. As a result of that investment being transferred to the European holding company, the impact from the change in foreign exchange on the Subordinated Note and related accrued interest is now included in other income (expense).

INCOME TAXES

        The provision for income taxes in 2008 was $3.2 million compared to $388 thousand in 2007. The higher tax expense in 2008 was attributed primarily to the Company's decision to record a full valuation allowance of our U.S. deferred tax assets. In evaluating the Company's ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. Based on the weight of the positive and negative evidence and the information available, management concluded that it is not more likely than not that its US deferred tax assets will be realized and therefore recorded a valuation allowance of $3.0 million as of December 31, 2008. This one time charge does not impact the Company's liquidity, cash or core operations in the fourth quarter of 2008. The valuation allowance recorded against the deferred tax assets was $3.0 million and resulted from tax assets accumulated over a period of years in our U.S. operations. These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future. As a result of the write-down of deferred tax assets, we will no longer record income tax credits against potential U.S. operating losses beginning January 1, 2009. Excluding the write-down our tax expense for 2008 was $347 thousand and comparable to the $388 thousand recorded in 2007. The effective tax rate excluding this charge is 24% in 2008 compared to 23% in 2007.

Impact of Inflation

        Inflation did not have a significant effect on the operations of the Company during 2008 or 2007, and we do not expect it to have a significant effect during 2009.

FINANCIAL CONDITION

        Total assets were $47.1 million at December 31, 2008, a decrease of $2.8 million from year-end 2007. The decline is primarily from the write-down of deferred tax assets of $3.0 million. At December 31, 2008, the Company had cash on hand of $5.7 million. The cash is held in our international business in Euros and the amount reported is impacted by changes in foreign exchange rates. The increase in cash was $628 thousand as compared to December 31, 2007, and primarily resulted from our international operations generating positive cash flow from operations.

        Inventory balances increased during 2008 with increased sales in our IP Video product line. Also, the Company continued to keep additional inventory on hand which was used to provide greater in-stock items to meet the delivery needs of our customers. The following shows the composition of inventory for the past two years:

(Dollars in thousands)	2008	2007
Production materials	$4,164	$3,187
Work in process	745	801
Finished goods	1,552	1,976
Allowance for obsolescence	(679)	(750)

Total inventories, net	$5,782	$5,214

        Total liabilities at year-end 2008 were $26.0 million, a $905 thousand decline from year-end 2007. The decline is primarily driven by a reduction in debt of $2.5 million offset by smaller increases in several areas including accounts payable, other current liabilities and taxes payable. This decrease in debt is primarily from a decline in our bank line of credit subsequent to our financial restructuring at June 30, 2008, combined with reductions in notes payable as we continued to make monthly principal payments during the year on our bank term debt.

        In June 2008, the Company implemented a new European holding company structure in the Netherlands which provides a more flexible corporate structure. The Company established a new Dutch entity that is a subsidiary of the U.S. parent company and holds all of the Company's international subsidiaries. The new structure is intended to facilitate enhanced management of international operations and improvements in cash management and income tax planning. The Company and its bank also agreed on an extension of the due date on the senior term facility from March 2009 to September 2009 with an opportunity for an additional extension through March 2011 if certain criteria are met by the Company. The balance and interest rate on the term debt were not changed in the restructuring, however, the debt is now included in the European holding company rather than the U.S. parent company.

        The Company's stockholders' equity decreased from $23.1 million at December 31, 2007, to $21.2 million at December 31, 2008, a decline of 8%. This decrease is from a net loss of $1.8 million in 2008 driven by the full valuation allowance recorded against its deferred tax assets during the fourth quarter of 2008. The full valuation allowance against total deferred tax assets was somewhat offset by operating profits during the year. Within our stockholders equity, the additional paid-in capital increased by $718 thousand as a result of stock compensation expense while the accumulated other comprehensive gain declined $872 thousand from unrecognized foreign exchange loss between the Euro and U.S. Dollar during 2008.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities provided positive cash flow of $3.7 million in 2008. This is because $1.8 million net loss during 2008 was more than offset by approximately $4.7 million in non cash expenses and a net increase in changes in assets and liabilities of $803 thousand. The $4.7 million in non cash expenses includes $1.7 million in depreciation and amortization, $670 thousand in stock based compensation expense and a $2.3 million decline in the balance of deferred tax assets in 2008. The $803 thousand of changes in assets and liabilities is due to an increase in the balance of accounts payable and other accrued expenses which is somewhat offset by increased balances in accounts receivable and inventory at year-end 2008.

        Cash used in investing activities consists predominately of capital expenditures. In 2008 the Company decreased its spending for capital expenditures by $550 thousand compared to an increase in capital expenditures of $1.0 million during 2007. The Company's capital expenditures include a portion which is discretionary in the short term. This portion generally relates to technology systems, expanding product capabilities and improving infrastructure.

        During 2008, cash used in financing activities was $2.5 million compared to $1.3 million used in 2007. The current year use of cash is from $1.5 million of payments on our notes payable and $1.0 million of payments against our line of credit in the U.S. The reduction of our line of credit was immediately subsequent to our June 2008 corporate restructuring.

        Under its current banking facility, the Company has the ability to borrow up to $5.0 million, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either U.S. Dollars or Euros. The borrowing base under the facility is between 60% - 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory. The revolving line of credit carries interest at the rate of LIBOR plus a margin that can range from 1.75% to 2.75% depending on the Company's leverage position. As of December 31, 2008, the Company had no outstanding borrowings on its bank line-of-credit, which is a $1.0 million decrease from the prior year-end. The largest amount outstanding on this bank line-of-credit during the year ended December 31, 2008, was $1.7 million. The Company is required by the bank to comply with certain financial covenants, including maintaining a maximum senior debt coverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with the financial covenants at December 31, 2008. Failure to meet the financial and other restrictive covenants contained in our debt facilities could limit our ability to engage in activities that may be in our long-term best interests, and our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

        We plan to finance our future working capital needs with our operating cash flow and use of our line-of-credit as needed. In the event these sources become insufficient to meet funding needs, the Company may be required to scale back sales and marketing expenses, product research and development costs, and overhead costs. Additionally, the Company would pursue an increase in its line of credit, additional debt or equity financing, and/or make dividend payments from its European operations. Dividends from international operations could result in an increased tax liability and tax expense to the Company.

        The current economic environment is marked by significant instability with limited availability of credit in the business sector. With a global slowdown and reduced spending, continued weakness is expected as the job markets weaken and consumer confidence is low. Businesses are reporting declines in orders as a result of stricter lending standards. The manufacturing index reported a meaningful drop as the current year progressed and manufacturers reduced orders. This level indicates a contraction in the manufacturing sector that is consistent with a recession.

        The Company experienced a net loss in 2008 and if losses were to continue the liquidity of our business could be adversely impacted. This may result in a reduction in our ability to secure additional financing opportunities. If we are able to secure additional financing under these circumstances the cost could be prohibitive. Our net operating losses were primarily from U.S. operations, which have experienced negative operating cash flow in certain recent periods.

        We continue to work toward refinancing our senior and subordinated debt obligations which come due in September 2009 and March 2010, respectively. The Company is actively pursuing a senior credit facility from a Bank to finance some or all of this outstanding debt. However, there is no guarantee that senior bank financing will be available for all or part of our outstanding debt. As a result, the Company may need to pursue non-Bank financing which could result in significantly higher financing costs going forward.

NEW ACCOUNTING STANDARDS

        In December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. Statement 141R replaces existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement 141R eliminates the current cost-based purchase method under Statement 141. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company adopted Statement 141R effective January 1, 2009 and will apply its provisions prospectively. The adoption of Statement 141R will have no material impact on the Company's financial statements.

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

        The Company has $14.6 million of goodwill at December 31, 2008, related to a previous business combination. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. As the Company has no noncontrolling interest in a subsidiary, it does not believe the adoption of this statement will have a material effect on its financial condition, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. As the Company has no derivative instruments and does not currently participate in any hedging activities, it does not believe the adoption of this statement will have a material effect on its financial condition, results of operations and cash flows.

        In June 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

        In December 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, "Accounting for Collaborative Arrangements." The guidance in EITF Issue 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. As the Company has no collaborative arrangements, it does not believe the adoption of this statement will have a material effect on its financial condition, results of operations and cash flows.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157." This staff position delays the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This staff position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The Company plans to adopt SFAS No. 157 on January 1, 2009. The Company does not currently expect the adoption of SFAS 157 to have a material impact on its results of operations and financial condition.

        In April 2008, the FASB issues FASB Staff Position No. FSP 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This pronouncement requires enhanced disclosures concerning a company's treatment of costs incurred to renew or extend the term of a recognized intangible. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not currently expect the adoption of FSP 142-3 to have a material impact on its results of operations and financial condition.

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

        We consider certain accounting policies related to revenue recognition, impairment of long lived assets, valuation of accounts receivable, inventory, income taxes and foreign currency exchange to be critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

        Revenue Recognition—Revenue from commercial sales is recognized when products are shipped and/or title passes pursuant to the terms of the agreement with the customer, the amount from the customer is fixed, and collectability is reasonably assured. In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Management evaluates the warranty reserve on at least a quarterly basis.

        Impairment of Long Lived Assets—In connection with our acquisition of NKF during 2005, the Company's long-lived assets increased significantly primarily related to acquired goodwill and other intangibles. With respect to acquired goodwill and intangibles with indefinite lives that are not amortized, we are required to perform an impairment test annually under SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires us to make certain difficult, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units. We measure fair value primarily on the basis of discounted expected future cash flows. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. For long-lived assets with definite lives that are subject to amortization, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to exercise judgment in assessing whether an event of impairment has occurred by comparing the carrying value of these assets with the expected future cash flows generated by the assets. As of December 31, 2008, no such impairments have occurred.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

        Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. We are exposed to financial market risks, primarily related to changes in foreign currency exchange rates. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of December 31, 2008. Actual results may differ materially.

Foreign Currency Risk

        We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the year ended December 31, 2008, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $2.6 million by approximately $1.7 million. Additionally, fluctuations result in the remeasuring of non functional currency liabilities at reported balance sheet dates. The impact from the fluctuations in foreign exchange on these liabilities is included in other income (expense). We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities.

Interest Rate Risk

        At December 31, 2008, we have interest rate risk to the extent that interest rate changes expose our fixed rate long-term debt to changes in fair value. As of December 31, 2008, we had $10.3 million of fixed rate long-term debt. In addition, the Company accrues deferred interest on the fixed rate debt which totals $1.7 million at December 31, 2008. This debt is denominated in Euros and results from our acquisition of NKF in March 2005. The debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying value of the Company's senior note payable and subordinated note payable approximates fair value.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optelecom-NKF, Inc.

        We have audited the accompanying consolidated balance sheets of Optelecom-NKF, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom-NKF, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON, LLP

McLean, Virginia
March 27, 2009

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

(Dollars in Thousands, Except Share Amounts)

	2008	2007
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$5,671	$5,043
Accounts receivable and contracts receivable, net of allowance for doubtful accounts of $245 and $249	10,290	9,575
Inventories, net	5,782	5,214
Deferred tax asset—current	205	732
Prepaid expenses and other current assets	1,152	816

Total Current Assets	23,100	21,380
Property & equipment, less accumulated depreciation of $7,820 and $7,634	2,063	2,594
Deferred tax asset—non-current	—	2,284
Intangible assets, net of accumulated amortization of $2,870 and $2,259	7,180	8,241
Goodwill	14,603	15,259
Other assets	202	205

TOTAL ASSETS	47,148	49,963

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	3,634	2,623
Accrued payroll	1,841	2,165
Commissions payable	198	198
Bank line of credit	—	1,000
Current portion of notes payable	3,468	1,525
Accrued warranty reserve	410	418
Taxes payable	931	49
Other current liabilities	1,688	1,135

Total Current Liabilities	12,170	9,113
Notes payable	10,367	14,245
Deferred tax liabilities	1,427	2,037
Interest payable	1,744	1,210
Other liabilities	249	257

Total Liabilities	25,957	26,862
STOCKHOLDERS' EQUITY
Common Stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 3,645,084 and 3,632,083 shares as of December 31, 2008, and December 31, 2007, respectively	109	109
Additional paid-in capital	16,252	15,534
Accumulated other comprehensive income	2,534	3,406
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
Retained earnings	3,561	5,317

Total stockholders' equity	21,191	23,101

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,148	$49,963

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

(Dollars in Thousands, Except Share Amounts)

	2008	2007
Revenue	$45,165	$42,503
Cost of goods sold	17,938	17,452

Gross profit	27,227	25,051
Operating expenses:
Sales and marketing	11,099	9,794
Engineering	6,013	5,150
General and administrative	6,923	6,437
Amortization of intangibles	739	765

Total operating expenses	24,774	22,146
Income from operations	2,453	2,905
Other expense, net	996	1,236

Income before income taxes	1,457	1,669
Provision for income taxes	3,213	388

Net (Loss) Income	$(1,756)	$1,281

Basic (Loss) Income per share	$(0.48)	$0.37

Diluted (Loss) Income per share	$(0.48)	$0.37

Weighted average common shares outstanding—basic	3,638,783	3,497,430

Weighted average common shares outstanding—diluted	3,638,783	3,502,765

Net (Loss) Income	$(1,756)	$1,281
Foreign currency translation	(872)	2,836

Comprehensive (Loss) income	$(2,628)	$4,117

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Dollars in Thousands, Except Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
BALANCE January 1, 2007	3,495,382	$105	$14,497	$570	$(1,265)	$4,036	$17,943
Common stock issued from the exercise of options	12,300		57				57
Common stock issued from employee stock purchase plan	5,006		42				42
Stock Awards	10,000	1	82				83
Vested portion of restricted stock	109,395	3	(3)				—
Stock based compensation			859				859
Foreign currency translation				2,836			2,836
Net Income						1,281	1,281

BALANCE DECEMBER 31, 2007	3,632,083	109	15,534	3,406	(1,265)	5,317	23,101
Common stock issued from the exercise of options	515	—	2				2
Common stock issued from employee stock purchase plan	6,356		48				48
Stock Awards	10,000		74				74
Restricted stock forfeited	(3,870)						—
Stock based compensation			594				594
Foreign currency translation				(872)			(872)
Net (Loss)						(1,756)	(1,756)

BALANCE DECEMBER 31, 2008	3,645,084	$109	$16,252	$2,534	$(1,265)	$3,561	$21,191

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(Dollars in Thousands)

	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,756)	$1,281
Adjustments to reconcile net (loss)income to net cash provided by operating activities:
Depreciation and amortization	1,743	1,830
Accounts receivable provision	27	(434)
Change in allowance for inventory obsolescence	(53)	207
Accrued warranty reserve	3	—
Stock based compensation	670	942
Deferred rent	(7)	9
Deferred tax asset	2,299	(804)
Other		—
Change in assets and liabilities:
Accounts and contracts receivable	(1,102)	827
Inventories	(628)	667
Prepaid expenses and other current assets	(86)	301
Other assets	(6)	17
Accounts payable and other accrued expenses	2,278	(979)
Other current liabilities	347	(1,055)

Net cash provided by operating activities	3,729	2,809

Cash Flows from Investing Activities:
Capital expenditures	(550)	(1,010)

Net cash used in investing activities	(550)	(1,010)
Cash Flows from Financing Activities:
Net (decrease) increase in bank line of credit	(1,000)	200
Payments on notes payable and capital leases	(1,515)	(1,619)
Proceeds from employee stock purchase plan	46	42
Proceeds from exercise of stock options	2	57

Net cash used in financing activities	(2,467)	(1,320)

Effect of exchange rates on cash and cash equivalents	(84)	993

Net increase in cash and cash equivalents	628	1,472
Cash and cash equivalents—beginning of period	5,043	3,571

Cash and cash equivalents—end of period	$5,671	$5,043

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$251	$630

Cash paid during the period for income taxes	$31	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. Nature of Business and Summary of Significant Accounting Policies

        Nature of Business—Optelecom-NKF, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company, developer of Siqura® advanced Internet Protocol (IP) video network solutions, is a global supplier of advanced video surveillance solutions, including IP cameras, video servers/codecs, network video recorders, fiber transmission equipment, video management and video analytics software. We deliver complete solutions for traffic monitoring and security of airports, seaports, casinos, prisons, utilities, public transit, city centers, hospitals, and corporate campuses.

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

        Accounts Receivable—Accounts receivable potentially subjects the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company regularly monitors and assesses its risk of not collecting amounts owed by its customers. This evaluation is based upon an analysis of amounts current and past due along with relevant history and facts such as collection history, the results of credit inquiries and the impact of credit insurance maintained by the Company. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

        Revenue Recognition—Revenue from commercial sales is recognized when products are shipped and/or title passes pursuant to the terms of the agreement with the customer, the amount from the customer is fixed, and collectability is reasonably assured. In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Management evaluates the warranty reserve on at least a quarterly basis.

        Product Warranty—In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods generally ranging from one to five years. Warranty reserves and allowances for product returns are established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

as of the balance sheet date. The following is a summary of the Company's continuing warranty obligation for the years ended December 31:

	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$418	$431
Provision for warranty obligations	104	144
Charges against warranty obligations	(112)	(157)

Balance, end of year	$410	$418

        Inventories—Production materials are valued at the lower of cost or market applied on an actual cost basis. Work-in-process and finished goods inventory includes direct labor, materials and overhead and are valued at the lower of cost or market, cost being determined using actual costs on a specific identification basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2008 and 2007, the reserve for inventory obsolescence was $679 thousand and $750 thousand, respectively.

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

        Goodwill—goodwill acquired in connection with business acquisitions is stated at fair value on the date of purchase. Goodwill is not amortized, but is subject to an annual impairment test, pursuant to the provision of FAS No. 142: Goodwill and Other Intangible Assets. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of goodwill or intangible assets resulting from these impairment tests during 2008. Goodwill decreased from $15.3 million at December 31, 2007, to $14.6 million at December 31, 2008. This decrease is the result of foreign exchange fluctuations.

        Intangibles—Intangibles acquired in connection with business combinations are stated at their fair value on the date of purchase. The costs of intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of three to eleven years. The recoverability of carrying values of amortizable intangible assets is evaluated on a recurring basis whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount which the carrying amount of the assets exceeds their fair value. The changes in intangibles carrying value are the result of foreign exchange fluctuations.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        As of December 31, 2008, intangible assets are comprised of the following (in thousands):

Description	Purchase value	Amortization Period in Years	Accumulated Amortization	Net value
Intangible indefinite life:
Tradenames	$2,256	0	$—	$2,256
Intangible amortizable:
Customer Relationships	7,471	11	(2,547)	4,924
Non-Compete Agreement	323	3	(323)	$(0)

Total Intangibles	$10,050		$(2,870)	$7,180

        The aggregate amortization expense of intangible assets was $739 thousand and $765 thousand for the years ended December 31, 2008, and 2007, respectively. It is anticipated that amortization expense for these intangibles will be approximately $3 million over the next five years.

        Research and Development Costs—Research and development costs are expensed as incurred and included as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $5.5 million and $4.3 million for the years ended December 31, 2008 and 2007 respectively.

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

        It is the Company's policy to classify interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2008 and 2007, there were no interest and penalties associated with uncertain tax provisions.

        Stock-Based Compensation—The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 (revised 2001), Share-based Payments ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair value based option pricing model. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006. Share-based tax-affected compensation expense recognized under SFAS 123R for the year ending December 31, 2008 and 2007 was $0.7 million and $0.9 million respectively. As of December 31, 2008, total unamortized compensation expense related to non-vested share-based compensation was $0.7 million and is expected to be recognized over a period of 0.96 years. At December 31, 2007, unamortized compensation expense related to non-vested share-based compensation was $1.0 million and was expected to be recognized over a period of 1.08 years.

        Foreign Currency Translation/Transactions—The functional currency of the Company's international operations is the local currency. The Company translates the assets and liabilities of its foreign

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

subsidiaries into U.S. dollars at the exchange rates in effect at the end of the year and revenue and expense accounts are translated into U.S. dollars using the average exchange rate for the period. The related translation adjustments are reported as foreign currency translation in the statement of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

        Cash and Cash Equivalents—The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company is exposed to a concentration of credit risk as the majority of the Company's cash resides in one European bank. Government insurance affords coverage only up to 100 thousand Euros per account holder per bank.

        Fair Value of Financial Instruments—The carrying amounts approximate fair value of the Company's cash and short-term financial instruments. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The Company believes the carrying value of its notes payable approximate fair value.

        Advertising and Promotion Expenses—Costs of advertising are expensed as incurred. Advertising and promotion expenses for the years ended December 31, 2008 and 2007 were $375 thousand and $288 thousand respectively.

        Sales Tax—The Company presents all non-income government-assessed taxes (sales, use, and value added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its financial statements.

        Concentration of Customers—For the twelve months ended December 31, 2008, approximately 29% of our revenues were accounted for by sales to five commercial customers. This is similar to the prior year when five customers represented 23% of our revenues.

        Earnings Per Share—Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock computation method, provided the options are not anti-dilutive. The following is a reconciliation of the basic and diluted earnings per share. Options to purchase 517 thousand and 410 thousand weighted average shares of common stock were outstanding during the years ended December 31, 2008 and 2007, respectively but were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        The computation of basic and diluted (loss) earnings per share for the years ended December 31, 2008 and 2007, is as follows:

	2008	2007
	(Dollars in thousands, except share amounts)
Basic (loss) income per share:
Net (loss) income	$(1,756)	$1,281

Weighted average common shares—basic	3,638,783	3,497,430
Basic (loss) income per share	$(0.48)	$0.37
Diluted (loss) income per share:
Net (loss) income	$(1,756)	$1,281

Weighted average common shares—basic	3,638,783	3,497,430
Assumed conversion of:
Stock options	—	5,335

Weighted average common shares—diluted	3,638,783	3,502,765

Diluted (loss) income per share	$(0.48)	$0.37

        Recent Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. Statement 141R replaces existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement 141R eliminates the current cost-based purchase method under Statement 141. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company adopted Statement 141R effective January 1, 2009 and will apply its provisions prospectively. The adoption of Statement 141R will have no material impact on the Company's financial statements.

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

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        The Company has $14.6 million of goodwill at December 31, 2008, related to a previous business combination. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. As the Company has no noncontrolling interest in a subsidiary, it does not believe the adoption of this statement will have a material effect on its financial condition, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. As the Company has no derivative instruments and does not currently participate in any hedging activities, it does not believe the adoption of this statement will have a material effect on its financial condition, results of operations and cash flows.

        In June 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

        In December 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, "Accounting for Collaborative Arrangements." The guidance in EITF Issue 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. As the Company has no collaborative arrangements, it does not believe the adoption of this statement will have a material effect on its financial condition, results of operations and cash flows.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157." This staff position delays the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This staff position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The Company plans to adopt SFAS No. 157 on January 1, 2009. The Company does not currently expect the adoption of SFAS 157 to have a material impact on its results of operations and financial condition.

        In April 2008, the FASB issues FASB Staff Position No. FSP 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This pronouncement requires enhanced disclosures concerning a company's treatment of costs incurred to renew or extend the term of a recognized intangible. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not currently expect the adoption of FSP 142-3 to have a material impact on its results of operations and financial condition.

2. Accounts and Contracts Receivable

        Accounts and contracts receivable consisted of the following at December 31:

	2008	2007
	(Dollars in thousands)
Accounts and contracts receivable	$10,535	$9,824
Less: Allowance for doubtful accounts	(245)	(249)

Total Accounts and contract receivable, net	$10,290	$9,575

3. Inventories

        Inventories consisted of the following at December 31:

	2008	2007
	(Dollars in thousands)
Production materials	$4,164	$3,187
Work in process	745	801
Finished goods	1,552	1,976
Allowance for obsolescence	(679)	(750)

Total inventories, net	$5,782	$5,214

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4. Property and Equipment

        Property and equipment consisted of the following at December 31:

	2008	2007
	(Dollars in thousands)
Laboratory equipment	$3,377	$3,551
Office equipment	2,376	2,163
Furniture and fixtures	—	252
Leasehold improvements	1,575	1,620
Computer hardware and software	2,555	2,642

	9,883	10,228
Less accumulated deprecation and amortization	(7,820)	(7,634)

Property and equipment, net	$2,063	$2,594

        Assets under capital leases are included in the above categories and consisted of the following:

	2008	2007
	(Dollars in thousands)
Laboratory equipment	$85	$85
Office equipment	269	269

	354	354
Less accumulated deprecation and amortization	(283)	(231)

Net property and equipment under capital leases	$71	$123

        Depreciation and amortization expense was $1.0 million for each of the years ended December 31, 2008 and 2007. Amortization expense for property and equipment under capital leases was $52 thousand and $53 thousand for the years ended December 31, 2008 and 2007 respectively and is reflected in the depreciation and amortization expense.

5. Other Intangible Assets

        As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	December 31,
	2008			2007
Description	Purchase value	Accumulated Amortization	Net value	Purchase value	Accumulated Amortization	Net value
Goodwill:	$14,604	$0	$14,604	$15,259	$0	$15,259
Intangible indefinite life:
Tradenames	$2,256	$0	$2,256	$2,357	$0	$2,357
Intangible amortizable:
Customer Relationships	$7,471	$2,547	$4,924	$7,806	$1,952	$5,854
Non-Compete Agreement	$323	$323	$0	$337	$307	$30
Total Intangibles	$24,654	$2,870	$21,784	$25,759	$2,259	$23,500

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

5. Other Intangible Assets (Continued)

        The aggregate amortization expense of intangible assets was $739 thousand and $765 thousand for the years ended December 31, 2008, and 2007, respectively. Changes in the purchase value of goodwill and other intangible assets from the date of acquisition to December 31, 2008, are a result of foreign exchange fluctuations.

        Estimated future aggregate annual amortization expense for intangible assets is as follows (dollars in thousands):

Year ended December 31,
2009	$679
2010	679
2011	679
2012	680
Thereafter	2,207

$4,924

6. Income Taxes

        The components of income before income taxes consisted of the following for the years ended December 31:

	2008	2007
	(Dollars in thousands)
U.S. Operations	$32	$(991)
Non-U.S. Operations	1,425	2,660

	$1,457	$1,669

        The components of the expense (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

	2008	2007
	(Dollars in thousands)
Current Expense (Benefit)
U.S. Operations	$15	$(15)
Non-U.S. Operations	1,082	1,025

	$1,097	$1,010
Deferred Expense (Benefit)
U.S. Operations	$2,921	$(430)
Non-U.S. Operations	(805)	(192)

	$2,116	$(622)
Total	$3,213	$388

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

6. Income Taxes (Continued)

        The difference between the federal income tax expense (benefit) and the amount computed applying the statutory federal income tax rate are summarized as follows for the years ended December 31:

	2008	2007
United Sates Federal tax at statutory rates	34.0%	34.0%
(Reduction) increase of taxes:
State taxes, net of federal benefit	(6.2)%	(2.3)%
Valuation allowance related to net deferred tax assets	189.3%	0.0%
Impact of foreign operations	7.9%	(12.8)%
Business tax credits	(1.5)%	(3.3)%
Change in tax rates	(0.7)%	0.0%
Permanent differences	(1.5)%	8.7%
Other	(0.8)%	(0.9)%

Effective income tax rate	220.5%	23.4%

        The impact of foreign operations includes the foreign tax rate differential, the permanent differences related to the foreign subsidiaries and the U.S. tax impact resulting from the restructuring of the foreign operations.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

6. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows (dollars in thousands):

	2008	2007
Deferred tax assets:
Excess book depreciation	$84	$7
Inventory	129	173
Accrued vacation	62	124
Deferral of rent expense	94	96
Bad Debt expense	21	36
Tax credits	1,372	627
Deferred Compensation	331	252
Unrealized foreign exchange loss	670	383
Other	653	210
Net operating loss	266	1,108

Gross deferred tax assest	3,682	3,016
Valuation Allowance	(3,045)	—

Deferred tax assets	637	3,016
Deferred tax liabilities:
Intangibles	(1,831)	(2,037)
Other	(28)	—

Total deferred tax liabilities	(1,859)	(2,037)

Net deferred tax assets (liabilities)	$(1,222)	$979

Reported as:
Current deferred income tax assets	$205	$732
Long-term deferred income tax assets	—	2,284
Long-term deferred income tax liabilities	(1,427)	(2,037)

Net deferred income tax assets(liabilities)	$(1,222)	$979

        The exercise of stock options and certain stock grants generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R) the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of December 31, 2008, the cumulative amount of the unrecognized tax benefit related to such option exercises and certain stock grants was $708 thousand.

        As of December 31, 2008 and 2007, the Company had federal and state tax-effected net operating loss carryforwards of approximately $277 thousand and $1.1 million, respectively, for U.S. income tax

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

6. Income Taxes (Continued)

purposes. These carryforwards begin to expire in the year 2010. As of December 31, 2008 and 2007, the Company had business tax credit carryforwards of approximately $1.4 million and $627 thousand, respectively, for U.S. income tax purposes. These tax credit carryforwards begin to expire in the year 2018. The use of these net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change of ownership as determined by the Internal Revenue Service. The effects of potential ownership changes, if any, have not been analyzed by the Company.

        As of December 31, 2008, the Company re-evaluated its deferred tax assets. In evaluating the Company's ability to recover its deferred tax assets, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. Based on the weight of the positive and negative evidence and the information available, management concluded that it is not more likely than not that its US deferred tax assets will be realized and therefore recorded a valuation allowance of $3.0 million as of December 31, 2008.

        The Company files tax returns in the U.S. federal jurisdiction, as well as various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2004 to 2008 remain open to examination by U.S. and state tax authorities, and the tax years 2006 to 2008 remain open to examination by the foreign tax authorities.

        As of December 31, 2007, the Company had a total unrecognized tax benefit of $720 thousand, of which $56 thousand related to tax positions taken in prior years that did not meet the more-likely-than-not recognition threshold in accordance with FIN 48, and $624 thousand related to stock compensation deductions.

        The change in the Company's unrecognized tax benefits related to FIN 48 and SFAS 123R are shown in the table below:

(In Thousands)
Balance at January 1, 2008	$720
Additions related to current year windfall tax benefits not recognized under SFAS 123R	45

Balance at December 31, 2008	$765

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

7. Notes Payable

        Notes payable consist of the following at December 31:

	2008	2007
	(Dollars in thousands)
Senior term loan with a bank due Sept 2009	$3,432	$4,958
Microsoft note payable	36	—
Subordinated note due March 2010(1)	12,093	12,022

	$15,561	$16,980
Less: Current Portion	(3,468)	(1,525)

Total Notes Payable(1)	$12,093	$15,455

    (1)
    Includes $1.7 million of deferred interest payable on the subordinated note.

        In June 2008, the Company implemented a new European holding company structure in the Netherlands which provides a more flexible corporate structure. The Company established a new Dutch entity that is a subsidiary of the U.S. parent company and holds all of the Company's international subsidiaries. The new structure is intended to facilitate enhanced management of international operations and improvements in cash management and income tax planning. The Company also announced its bank agreed to extend the due date on the senior term facility from March 2009 to September 2009 with an opportunity for an additional extension through March 2011 if certain criteria are met by the Company. The balance and interest rate on the term debt were not changed in the restructuring, however the debt is now included in the European holding company in place of the U.S. legal entity. The Company made approximately $1.5 million USD principal payments on this loan during both 2008 and 2007.

        The balance of the senior term loan at December 31, 2008, was $3.4 million. The term loan carries interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25% depending on the Company's leverage position. At the recent quarter end the interest rate on this term loan was 4.2%. The term loan is subject to a 33 month amortization which is payable over 15 months with a balloon payment in the third quarter of 2009.

        The June 2008 restructuring included the transfer of our Dutch operating subsidiary (Optelecom-NKF B.V.) from the U.S. parent company to the new European holding company. Consideration for the transfer included an intercompany note receivable to the U.S. parent and a corresponding note payable from the European holding company. The intercompany note is in U.S. Dollars and totaled $15 million with a balance of $10 million on December 31, 2008. The impact from the fluctuations in foreign exchange on the intercompany note payable is included in the Other Income (Expense), net in our Consolidated Statement of Operations.

        On March 8, 2005, the Company completed the acquisition of NKF Electronics B.V. from Draka Holding, N.V. (the "Seller") and issued a Euro based Subordinated Note to the Seller for a portion of the acquisition price. The principal balance of the Subordinated Note to the Seller was $10.3 million at December 31, 2008. The Subordinated Note is denominated in Euros and the liability increased $524 thousand since issuance in March 2005 due to the impact of the exchange rate changes. Upon payment in March 2010 the €7.3 million Euro principal balance will result in a cash payment at the

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

7. Notes Payable (Continued)

prevailing exchange rate on that date. Upon completion of the previously discussed restructuring the impact from the change in foreign exchange on the Subordinated Note is included in the Other Income (Expense), net on our Consolidated Statements of Operations. Prior to the restructuring, it was included in Comprehensive Income as it was considered to be a hedge in the net investment of our NKF subsidiary.

        The Subordinated Note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010. $1.7 million of deferred interest payable has been accrued from the acquisition date through December 31, 2008. The impact from the change in foreign exchange on the accrued interest payable is included in the Other Income (Expense), net on our Consolidated Statements of Operations.

        In addition, the Company has the ability to borrow up to $5.0 million under its existing bank line-of-credit, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either USD or Euros with a maximum amount not to exceed $5.0 million USD. The borrowing base under the facility is equal to between 60% - 85% of the eligible commercial billed accounts receivable and 30% of eligible related inventory. The revolving line of credit carries interest at the rate of LIBOR plus a margin that can range from 1.75% to 2.75% depending on the Company's leverage position. At December 31, 2008, the Company had $5.0 million available on its bank line of credit. At December 31, 2008, the Company had no outstanding balance on its bank line of credit. At December 31, 2007, the Company had $1.0 million outstanding on its bank line of credit with an effective interest rate of 8.6%. This line of credit expires April 1, 2009, and is currently being considered for renewal.

        The Company is required by the bank to comply with certain financial covenants including maintaining a minimum fixed charge coverage ratio and a maximum senior debt coverage ratio. The Company was in compliance with the financial covenants at December 31, 2008.

        For the years ended December 31, 2008 and 2007, the Company recorded $858 thousand and $1.2 million respectively of interest expense,

        Scheduled maturities on notes payable are as follows for each of the next five years:

Year ended December 31, (Dollares in thousands):
2009	$3,432
2010	12,093	(1)
2011	—
2012	—
2013	—

    (1)
    Includes $1.7 million of deferred interest payable related to the Subordinated Note.

8. Commitments and Contingencies

        Operating Leases—In March 2003, the Company began to occupy its corporate office and manufacturing facility located in Germantown, Maryland. As an inducement to enter this operating lease, the Company received certain incentives such as rent abatement. Additionally, the lease provides

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

8. Commitments and Contingencies (Continued)

for scheduled rent increases. These lease incentives are being amortized over the lease period. Rent expense is being recognized on a straight-line basis.

        We have a lease for office facilities located in the Netherlands that expires in March 2015, in France that expires in June 2009, and Spain which expires in April 2009. In the U.K. we have a monthly lease for office facilities.

        As of December 31, 2008, future net minimum rental payments required under capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year ended December 31, (Dollars in thousands):	Operating	Capital	Total
2009	$1,374	$—	$1,374
2010	1,269	—	1,269
2011	1,187	—	1,187
2012	1,157	—	1,157
2013	965		965
Thereafter	699	—	699

Gross Payments	$6,651	$—	$6,651
Less Amounts Representing Interst	—	—	—

Net Minimum Rental Payments	$6,651	$—	$6,651

        Rent expense was $1.1 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

        Legal Proceedings—Optelecom-NKF is not involved in legal proceedings or litigation at this time.

9. Restructuring Charge

        During the fourth quarter of 2008, the Company adopted a restructuring plan ("2008 Restructuring"), and recorded a restructuring charge of $525 thousand for severance related costs. It is expected that these accrued expenses will be substantially paid out during the first quarter of 2009, with the remainder to be paid out by fourth quarter of 2009. The Company included these severance charges in engineering and general and administrative expenses.

10. Stockholders' Equity

        Common Stock—During 2008 and 2007, proceeds from the exercise of stock options for the purchase of 0.5 thousand and 12 thousand shares of common stock were $2 thousand and $57 thousand respectively.

        Stock Purchase Plan—The Company's Stock Purchase Plan is intended to give employees a convenient means of purchasing shares of Common Stock through payroll deductions. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each calendar quarter. The cost per share will be 15% of the lower of the closing price of the Company's Common Stock as reported by NASDAQ on the first or the last day

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

10. Stockholders' Equity (Continued)

of the calendar quarter. The Company has reserved 200,000 shares of Common Stock for issuance under the Stock Purchase Plan. As of December 31, 2008, 85 thousand shares have been issued under the Stock Purchase Plan.

        Director's Stock Compensation—As of July 1, 2006, each non-employee Director is granted 625 shares of restricted common stock at the closing price on the first day of each calendar quarter. The Company issued 10 thousand shares of common stock to directors in both 2008 and 2007.

        Stock Options—The Company has two stock-based compensation plans; the 2001 Nonqualified Director Stock Option Plan ("2001 Plan") and the Optelecom-NKF, Inc. 2008 Stock Incentive Plan ("2008 Plan").

        The 2001 Plan provides for up to 178,500 shares available for grant. The plan provides for the grant of stock options and restricted stock. Options under this plan are granted to non-employee directors at fair market value on the date of the grant are exercisable upon grant and expire five years thereafter. Restricted stock under this plan is granted to non-employee directors at the fair market value on the date of the grant and is restricted from sale for a period of two years. There were 42,000 awards available for future grant at December 31, 2008.

        Effective June 1, 2008, the Company adopted the 2008 Plan (the "2008 Plan"), which replaced the Optelecom, Inc. 2002 Stock Option Plan (the "2002 Plan"). Awards under the 2008 Plan are available only to employees and consultants. The 2008 Plan provides for the grant of up to 500 thousand shares of common stock to participants, plus 70 thousand remaining shares carried over from the 2002 Plan. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units, or performance awards. The exercise price of each option is the market value of the stock at the grant date. Options issued in 2007 and 2008 are 100% exercisable two years from the grant date. Options expire between five and ten years from the date of grant and, in most cases, upon termination of employment.

        It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the years ended December 31, 2008 and 2007, the Company recognized compensation expense of $670 thousand and $942 thousand, respectively. In each of the periods described above, compensation expense related to these plans was recorded in the Consolidated Statements of Operations. At the years ended December 31, 2008 and 2007, the Company had $21 thousand and $29 thousand of share-based compensation expense capitalized in inventory. The Company did not realize any income tax benefits from stock-based payment plans during the year ended December 31, 2008, as discussed in Note 6.

        The Company recognizes the fair value of service based options as stock compensation expense on a straight line basis over the requisite service period. The fair value of each stock option award was

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

10. Stockholders' Equity (Continued)

estimated on the date of grant using a Black Scholes option-pricing model based on the following weighted average assumptions:

	6/5/2008	3/5/2008	2007
Expected Dividend yield	0.00%	0.00%	0.00%
Expected volatility	52.00%	56.00%	54.67%
Risk-free interest rate	2.52%	2.19%	4.48%
Expected term	7.00	3.26	3

        A summary of the status of the Company's aggregate stock option awards under its Plans during the years ended December 31, 2008 and 2007 is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1,2007	350	$10.45	3.01	$373
	113	9.12
Excercised	(12)	4.63
Forfeited	(9)	10.71
Expired	(19)	10.22

Outstanding, December 31, 2007	423	$10.27	2.44	$5

Granted	174	8.17
Excercised	(1)	4.66
Forfeited	(38)	8.52
Expired	(17)	10.17

Outstanding, December 31, 2008	541	$9.73	3.53	$—

Vested and expected to vest, December 31, 2008	517	$9.79	3.36	$—

Excercisable, December 31, 2008	310	$10.64	1.15	$—

        The weighted average fair values of each stock option granted by the Company during the years ended December31, 2008 and 2007 was $4.37 and $3.68, respectively.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

10. Stockholders' Equity (Continued)

        The following table summarizes information about all stock options outstanding at December 31, 2008.

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$6.96 to $8.36	155	8.4	$8.15	7	$7.90
$8.37 to $9.09	168	2.1	9.05	85	9.01
$9.10 to $10.40	135	0.7	9.50	135	9.50
$10.41 to $27.77	83	1.9	14.43	83	14.43

	541	3.5	$9.73	310	$10.64

        The per share weighted-average fair value of stock option awards granted during the years ended December 31, 2008 and 2007 was $8.17 and $9.12, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the years ended December 31, 2008 and 2007 was $2 thousand and $464 thousand, respectively. The total fair value of awards that vested during the years ended December 31, 2008 and 2007 was $106 thousand and $353 thousand respectively. As of December 31, 2008, there was $510 thousand of total unrecognized compensation cost related to stock option awards granted under the plans. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.3 years.

        Restricted Stock Units—A restricted stock unit is a stock award that entitles the holder to receive shares of the Company's common stock as the unit vests. The Company's outstanding restricted stock unit awards are subject to service-based vesting conditions. Awards subject to service-based conditions typically cliff vest at the end of two years.

        The following table is a summary of the Company's restricted stock unit activity for the periods indicated:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per share
	(in thousands)
Balance as of January 1, 1007	25	13.96
Granted	76	9.09
Vested	(17)	13.96
Forfeited	(4)	9.09
Balance as of December 31, 2007	80	9.59
Granted	24	8.36
Vested	(8)	13.96
Forfeited	(10)	8.85
Balance as of December 31, 2008	86	8.91

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

10. Stockholders' Equity (Continued)

        The total fair value of restricted stock units that vested were converted into common stock during fiscal 2008 and 2007 was $116 and $232 thousand, respectively.

11. Employee Benefit Plans

        The Company sponsors a 401(k) defined contribution plan in which most U.S. employees are eligible to participate. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $124 thousand, and $120 thousand for the years ended December 31, 2008, and 2007, respectively.

        In the Netherlands, pension contributions from employer and employee are subject to the Taxation of Pensions Act approved by Parliament in 1999 as well as the Pension and Savings Fund Act. For the years ended December 31, 2008, and 2007, the Company made total contributions (mandatory and voluntary) of $709 thousand and $628 thousand, respectively.

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

12. Quarterly Information (Unaudited)

        The following unaudited information sets forth our results of operations on a quarterly basis for the two years ended December 31, 2008 and 2007:

	March 31	June 30,	September 30,	December 31,
	(Amounts in thousands except per share data)
2008:
Revenue, net	$10,535	$11,338	$11,541	$11,751
Gross Profit	6,459	6,670	7,209	6,889
Operating (loss) income	512	(111)	879	1,173
Net (loss) income	148	25	1,029	(2,958)
(Loss) Earnings per share-basic	$0.04	$0.01	$0.28	$(0.81)
(Loss) Earnings per share-diluted	$0.04	$0.01	$0.28	$(0.81)
2007:
Revenue, net	$8,836	$9,191	$11,464	$13,012
Gross Profit	4,914	5,548	7,023	7,566
Operating (loss) income	(50)	(26)	1,531	1,450
Net (loss) income	(257)	(217)	882	873
(Loss) earnings per share-basic	$(0.07)	$(0.06)	$0.24	$0.24
(Loss) earnings per share-diluted	$(0.07)	$(0.06)	$0.24	$0.24

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

        As of December 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2009 Annual Meeting in the Sections entitled "Election of Directors", "Security Ownership of Beneficial Owners, Management, and Directors" and "The Board of Directors and its Committees" and is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2009 Annual Meeting in the Section titled "Executive Compensation" and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2009 Annual Meeting in the Section entitled "Security Ownership of Beneficial Owners, Management and Directors" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2009 Annual Meeting in the Sections titled "Certain Relationships and Related Transactions" and "The Board of Directors and its Committees" and is incorporated by reference herein.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2009 Annual Meeting in the Section entitled "Independent Public Accountants' Fees" and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Description
The following documents are filed as a part of this report:
(1)	All financial statements;
The consolidated financial statements of the Company and its subsidiaries on pages 26 through 29 hereof, and the report thereon of Grant Thornton LLP appearing on page 25 hereof.
(2)	Financial Statement Schedule
Schedule II for the years ended December 31, 2008 and 2007 and the report thereon of Grant Thornton appearing on page 50 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.
(3)	Exhibits
	3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)
	3.2	By-Laws (incorporated by reference from Form 10-K filed March 31, 1998)
	10.1	Subordinated Promissory Note dated March 8, 2005 (incorporated by reference from 8-K filed March 11, 2005)
	10.2	Amended and Restated Financing and Security Agreement dated June 25, 2008, by and among Optelecom-NKF, Inc., Optelecom UK Limited, Optelecom-NKF Limited NKF , B.V., Optelecom-NKF Holding B.V. and Optelecom-NKF, S,.L., as Obligors and Manufacturers and Traders Trust Company, Lender (incorporated by reference Form 10-Q filed August 13, 2008).
	10.3	Employment Agreement of Edmund Ludwig as amended (incorporated by reference from Form 10-K filed March 31, 2006, and Form 8-K filed November 8, 2007)
	10.4	Employment Agreement of Thomas Overwijn (incorporated by reference from Form 10-K filed March 27, 2008)
	10.5	Employment Agreement of Roland Hooghiemstra (incorporated by reference from Form 8-k filed January 22, 2008 and Amendment 8-K filed December 24, 2008)
	10.6	Employment Agreement of Steven Tamburo, filed herewith.
	10.7	Adoption of 2009 Incentive Plan (incorporated by reference from Form 8-K filed December 24, 2008)
	10.8	Employment Agreement of David Patterson (incorporated by reference from Form 8-K filed February 9, 2009)
	10.9	Employee Stock Purchase Plan (incorporated by reference from Exhibit A to the Proxy Statement on Form 14A filed April 4, 2000)
	10.10	2001 Directors' Stock Option Plan (incorporated by reference from Exhibit D of the Proxy Statement on Form 14A file March 31, 2006)
	10.11	2008 Stock Incentive Plan (incorporated by reference from Exhibit A to the Proxy Statement on Form 14A filed March 27, 2008)
	10.12	Facility lease by and among Optelecom—NKF Inc., and Guardian Realty Mgt (incorporated by reference from Form 10-Q filed May 15, 2006)
	21	List of Subsidiaries, filed herewith
	23.1	Consent of Grant Thornton LLP—Independent Registered Public Accounting Firm, filed herewith
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTELECOM-NKF, INC.
By:	/s/ EDMUND LUDWIG Edmund Ludwig Director and CEO

Date: March 27, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM-NKF, INC.

By	/s/ EDMUND LUDWIG Edmund Ludwig Director and CEO	Date: March 27, 2009
By	/s/ THOMAS OVERWIJN Thomas Overwijn Director and Executive VP, Chief Operating Officer	Date: March 27, 2009
By	/s/ STEVEN TAMBURO Steven Tamburo Chief Financial Officer	Date: March 27, 2009
By	/s/ CARL RUBBO, JR. Carl Rubbo, Jr. Director	Date: March 27, 2009
By	/s/ DAVID R. LIPINSKI David R. Lipinski Director	Date: March 27, 2009

OPTELECOM-NKF, INC.

By	/s/ WALTER R. FATZINGER, JR. Walter R. Fatzinger, Jr. Director	Date: March 27, 2009
By	/s/ JAMES ARMSTRONG James Armstrong Director	Date: March 27, 2009

Schedule II

OPTELECOM-NKF, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Dollars in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$750	$—	$(71)	$679
Allowance for uncollectible accounts receivable	249		(4)	245
Year ended December 31, 2007
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$507	$243	$—	$750
Allowance for uncollectible accounts receivable	625	—	(376)	249