Form 10-Q
period 2009-03-31
Optelecom-NKF, Inc.
filed 2009-05-14
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 495 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

At May 1, 2009, the registrant had outstanding 3,645,257 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(March 31, 2009 Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$3,374	$5,671
Accounts receivable, net of allowance for doubtful accounts of $317 and $245	9,181	10,290
Inventories, net of allowance for obsolescence of $832 and $679	5,834	5,782
Deferred tax asset	308	205
Prepaid expenses and other current assets	1,202	1,152
Total current assets	19,899	23,100
Property & equipment, less accumulated depreciation of $7,388 and $7,820	2,115	2,063
Intangible assets, net of accumulated amortization of $2,848 and $2,870	6,568	7,180
Goodwill	13,683	14,603
Other assets	189	202
TOTAL ASSETS	42,454	47,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes and interest payable	14,329	3,432
Accounts payable	3,388	3,634
Accrued payroll	1,630	1,841
Accrued warranty reserve	422	410
Commissions payable	193	198
Bank line of credit	150	—
Taxes payable	18	931
Other current liabilities	1,282	1,724
Total current liabilities	21,412	12,170
Long term notes payable and interest payable	—	12,093
Deferred tax liabilities	1,163	1,427
Other liabilities	254	267
Total liabilities	22,829	25,957
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 3,641,804 and 3,645,084 shares as of March 31, 2009, and December 31, 2008, respectively	109	109
Additional paid-in capital	16,507	16,252
Accumulated other comprehensive income	1,478	2,534
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
Retained earnings	2,796	3,561
Total stockholders’ equity	19,625	21,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,454	$47,148

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	2009	2008
Revenue	$8,586	$10,535
Cost of goods sold	3,871	4,076
Gross profit	4,715	6,459
Operating expenses:
Sales and marketing	2,615	2,661
Engineering	1,349	1,416
General and administrative	1,543	1,662
Amortization of intangibles	157	208
Total operating expenses	5,664	5,947
(Loss) income from operations	(949)	512
Other expense, net	(290)	(352)
(Loss) income before income taxes	(1,239)	160
(Benefit) provision for income taxes	(474)	12
Net (loss) income	$(765)	$148
Basic (loss) income per share	$(0.21)	$0.04
Diluted (loss) income per share	$(0.21)	$0.04
Weighted average common shares outstanding -basic	3,641,692	3,632,564
Weighted average common shares outstanding -diluted	3,641,692	3,632,635

Net (loss) income	$(765)	$148
Foreign currency translation	(1,056)	1,920
Comprehensive (loss) income	$(1,821)	$2,068

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(Dollars in Thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(765)	$148
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	372	465
Accounts receivable provision	70	52
Change in allowance for inventory obsolescence	187	(222)
Stock based compensation	253	228
Deferred tax provision	(287)	(431)
Other	22	(1)
Change in assets and liabilities:
Accounts and contracts receivable	563	1,793
Inventories	(383)	523
Prepaid expenses and other current assets	(77)	(504)
Accounts payable and other accrued expenses	(100)	(132)
Taxes payable	(852)	—
Other liabilities	(559)	448
Interest payable	(161)	—
Net cash (used in) provided by operating activities	(1,717)	2,367
Cash flows from investing activities:
Capital expenditures	(312)	(294)
Net cash used in investing activities	(312)	(294)
Cash flows from financing activities:
Bank line of credit	150	624
Payments on notes payable and capital leases	(163)	(400)
Proceeds from issuance of stock under equity plans	2	14
Net cash (used in) provided by financing activities	(11)	238
Effect of exchange rates on cash and cash equivalents	(257)	739
Net (decrease) increase in cash and cash equivalents	(2,297)	3,050
Cash and cash equivalents — beginning of period	5,671	5,043
Cash and cash equivalents — end of period	$3,374	$8,093

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$226	$115
Cash paid during the period for income taxes	$958	$201

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. The results for the interim periods presented are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the footnotes included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008.

NOTE B — COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net (loss) income from operations and other comprehensive (loss) income.  Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under U.S. GAAP are included in other comprehensive (loss) income, a component of stockholders’ equity within the consolidated balance sheets, rather than net earnings on the statement of operations.  Under existing accounting standards, other comprehensive (loss) income for the Company reflects the impact of fluctuations of foreign currency, primarily the Euro to the U.S. Dollar foreign exchange rate arising from the translation of the assets and liabilities of our non-U.S. operations.

NOTE C — INVENTORIES

Production materials are valued at the lower of cost or market applied on an actual cost first in-first out (FIFO) basis.  Work-in-process and finished goods inventory includes direct labor, materials and overhead and are valued at the lower of cost or market, cost being determined using actual costs on a specific identification basis.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Inventories consist of the following:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Production materials	$4,193	$4,164
Work in process	702	745
Finished goods	1,771	1,552
Allowance for excess and obsolete inventory	(832)	(679)
Total inventories, net	$5,834	$5,782

NOTE D — WARRANTY RESERVE

In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods.  Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Management determines the liability based on known product failures (if any), historical experience, and other currently available evidence. Management evaluates the warranty reserve on at least a quarterly basis.

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	For the three months ended
(Dollars in thousands)	March 31, 2009	March 31, 2008
Balance, beginning of period	$410	$418
Expense accrued	54	29
Warranty cost incurred	(42)	(45)
Balance, end of period	$422	$402

NOTE E — OTHER INTANGIBLE ASSETS

As of the dates indicated, other intangible assets are comprised of the following (in thousands):

(Dollars in thousands)

	March 31,			December 31,
	2009			2008
Description	Purchase value	Accumulated Amortization	Net value	Purchase value	Accumulated Amortization	Net value
Goodwill:	$13,683	$—	$13,683	$14,603	$—	$14,603
Intangible indefinite life:
Tradenames	2,114	—	2,114	2,256	—	2,256
Intangible amortizable:
Customer Relationships	7,000	(2,546)	4,454	7,471	(2,547)	4,924
Non-Compete Agreement	302	(302)	—	323	(323)	—
Total Intangibles	$23,099	$(2,848)	$20,251	$24,653	$(2,870)	$21,783

The aggregate amortization expense of intangible assets was $157 thousand and $208 thousand for the quarters ended March 31, 2009 and 2008, respectively.  Changes in the purchase value of goodwill and intangible assets from the date of acquisition to March 31, 2009, are a result of foreign exchange fluctuations.

Estimated future aggregate annual amortization expense for intangible assets is as follows:

(Dollars in thousands)

Year ended December 31,
2009	$477
2010	636
2011	636
2012	636
Thereafter	2,069
$4,454

NOTE F — NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit consist of the following:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Senior term loan due September 2009	$3,051	$3,432
Subordinated note and accrued interest due March 2010	11,278	12,093
Bank line of credit	150	—
Total notes payable and bank line of credit	$14,479	$15,525
Less: Current Portion	(14,479)	(3,432)
Non-current notes and interest payable	$—	$12,093

The balance of the senior term loan at March 31, 2009, was $3.1 million. The term loan carries interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25% depending on the Company’s leverage position. At the recent quarter end the interest rate on this term loan was 2.8%. The term loan is due September 2009.

In March 2005, the Company completed the acquisition of NKF Electronics B.V. (“NKF”) from Draka Holding, N.V. (the “Seller”) and issued a Euro based subordinated note to the Seller for a portion of the acquisition purchase price.  The principal balance of the subordinated note to the Seller was $9.7 million at March 31, 2009. The subordinated note is denominated in Euros and the U.S. Dollar amount of liability increases or decreases due to the impact of foreign exchange rate changes. Upon payment in March 2010 the €7.3 million Euro principal balance will result in a cash payment at the prevailing exchange rate on that date. Upon completion of the Company’s legal restructuring in June 2008 the impact from the change in foreign exchange rates on the subordinated note is included in the other expense, net on our consolidated statements of operations as the notes are not in the individual entity’s functional currency. Prior to the restructuring, it was included in Comprehensive (loss) income.

The subordinated note accrues interest at a fixed rate of 6% per year and is due and payable in full in March 2010. $1.6 million of interest payable has been accrued from the acquisition date through March 31, 2009, including $143 thousand accrued in the current quarter.  The impact of foreign exchange rates on deferred interest from the Subordinated Note is being recognized as other expense.  The other expense, net will be the difference between accrued interest in our financial statements and the final cash interest payment to the Seller in March 2010. As of March 31, 2009 the subordinated note is classified as a current liability because it is due within one year.

In June 2008, through a legal restructuring, the Company transferred our Dutch operating subsidiary from the U.S. parent company to a European holding company. Consideration for the transfer included an intercompany note to the U.S. parent from the European holding company. The intercompany note is in U.S. Dollars and had a balance of $9.7 million on March 31, 2009. The impact from the fluctuations in foreign exchange on the intercompany note payable is included in other expense, net on our consolidated statements of operations.

In addition, the Company has the ability to borrow up to $5.0 million under its bank line of credit, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either U.S. Dollars or Euros. The line of credit carries interest at the rate of LIBOR plus a margin that can range from 1.75% to 2.75% depending on the Company’s leverage position. As of March 31, 2009, the Company had $3.2 million available on its bank line of credit and a $150 thousand outstanding balance.

The Company is required by the bank to comply with certain financial covenants including maintaining a minimum fixed charge coverage ratio and a maximum senior debt leverage ratio. The Company was not in compliance with the fixed charge coverage ratio at March 31, 2009, however the Company received a waiver from the bank related to the noncompliance through June 30, 2009.

The Company has outstanding debt totaling $14.5 million at March 31, 2009. The $14.5 million is all due within one year of March 31, 2009. The debt includes a senior term loan with a bank for $3.1 million with a balloon payment in September 2009, a subordinated note and related interest totaling $11.3 million due in March 2010 and a line of credit which expires on July 1, 2009 that has a current outstanding balance of $150 thousand. The Company needs to secure additional financing to meet these obligations and is working to secure such financing. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms. Further, uncertainty about current and future global economic conditions may continue to cause businesses and governments to defer or cancel purchases. If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms.

NOTE G — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the impact of dilutive potential common shares using the treasury stock method.  Potentially dilutive shares of 40,707 were excluded for the first quarter of 2009 as their impact would be anti-dilutive.  There were 71 potentially dilutive shares for the first quarter of 2008.  Earnings per share at March 31, 2009, was $(0.21) compared to $0.04 per share at March 31, 2009.

NOTE H— SHARE BASED COMPENSATION

Share-based compensation expense recognized for the three months ended March 31, 2009, was $253 thousand.  For the three months ended March 31, 2008, share-based compensation expense was $228 thousand.  As of March 31, 2009, total unamortized compensation expense related to non-vested share-based compensation was $917 thousand and is expected to be recognized over an average weighted period of 1.5 years.  In each of the periods described above, compensation expense was recorded in the consolidated statements of operations.  The Company did not capitalize any stock-based compensation cost during these periods.  The Company did not recognize any income tax benefits from stock-based payment plans for the three months ended March 31, 2009 and 2008.

Stock Option Plans

The 2008 Stock Incentive Plan (the “2008 Plan”) replaced the 2002 Stock Option Plan (the “2002 Plan”) and provides for awards to employees. The 2008 Plan provides for the grant of shares of common stock to participants, including the grant of stock options, restricted stock, restricted stock units, or performance awards. The exercise price of each option is the ending quoted fair market value of the stock at the grant date. Options issued in 2007 and 2008 are exercisable two years from the grant date. Options issued under the 2008 Plan expire 10 years from the date of grant and, in most cases, upon termination of employment.  During the quarter ended March 31, 2009, the Company granted 63,449 options to purchase stock and 97,579 restricted stock units. At March 31, 2009, there were 370,384 thousand shares available for grant.  At March 31, 2009, there were an aggregate of 519,174 options outstanding under the 2002 Plan and the 2008 Plan, of which 307,980 were exercisable.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178,000 shares available for grant.  Shares under this plan are granted to non-employee directors at ending quoted fair market value on the date of grant and are non-transferable for a period of two years after the grant date.  There were 45,298 awards available for future grant at March 31, 2009.

NOTE I — INCOME TAXES

The Company has estimated its annual effective tax rate for the year and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2009, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinions No. 28, “Interim Financial Reporting” (APB 28). The Company also records discrete items in each respective period as appropriate.  In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.

For the three months ended March 31, 2009 and 2008, the Company’s consolidated annualized effective tax rate from continuing operations was (38%) and 8%, respectively. The Company’s effective tax rate from continuing operations decreased during the three months ended March 31, 2009, due primarily to a loss before tax of $1.2 million in the current period compared to a small profit in the first quarter of 2008. In the fourth quarter of 2008, the Company recorded a full valuation allowance against our U.S. deferred tax assets. In the first quarter of 2009 we continued to provide a full valuation allowance against U.S. deferred tax assets and therefore we did not record income tax benefits against U.S. operating losses in the first quarter of 2009.  These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future. As of March 31, 2009, and December 31, 2008, the Company had a valuation allowance of $2.9 and $3.0 million, respectively, related to its U.S. deferred tax assets, which consisted principally of research and development tax credits, foreign tax credits and net operating loss and other deferred tax assets carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2008 Annual Report, on Form 10-K filed with the Securities and Exchange Commission, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Our international operations include the impact from foreign currency translation in the quarter. On average, the Dollar was stronger in the first quarter of 2009 compared to 2008. The result of a strengthening U.S. Dollar impacted our results on a consolidated basis because the Company translates Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in its financials.

REVENUE

Revenue for the first quarter of 2009 was $8.6 million, a decrease of 18% compared to the first quarter of 2008. Excluding the impact of foreign exchange rates, revenue decreased approximately 10% in the first quarter of 2009 when compared to 2008. The current global economic crisis caused some businesses and governments to defer or cancel purchases in the current period which contributed to our decline in U.S. and International sales.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. based includes Canada, Mexico and South America.

	2009			2008
(Dollars in thousands)	U.S.	International	Total	U.S.	International	Total
Revenue	$2,494	$6,092	$8,586	$3,275	$7,260	$10,535
Less: Cost of Goods Sold	1,290	2,581	3,871	1,315	2,761	4,076
Gross Profit	$1,204	$3,511	$4,715	$1,960	$4,499	$6,459
Less: Operating Expenses	2,104	3,560	5,664	2,360	3,587	5,947
(Loss) Income from Operations	$(900)	$(49)	$(949)	$(400)	$912	$512

First quarter 2009 revenue decreased 16% in our international operations compared to the first quarter of 2008. Our international operations represented 71% of the Company’s total revenue in the current period. International revenue includes the negative impact from foreign currency exchange rates of approximately $920 thousand in the first quarter of 2009 as the U.S. Dollar strengthened against the Euro and the Pound Sterling. Excluding the change in foreign exchange rates our international revenue declined approximately 3%. As a result of the reduction in revenue, our international based operations had a decline in income from operations to a loss of $49 thousand for the first quarter of 2009 compared to income from operations of $912 thousand in 2008.

Our U.S. based sales declined $781 thousand or 24% in the current quarter. The decline is primarily from a reduction of $637 thousand in fiber optic based product sales with slower than expected increase in IP revenue. The U.S. business had a loss from operations of $900 thousand in the first quarter of 2009 compared to a loss of $400 thousand in 2008. The increase in the U.S. based loss is from the decline in revenue combined with a reduction in the gross profit margin from 60% to 48%. The decline in our U.S. gross profit margin was caused by excess capacity in our U.S. manufacturing facility due to lower than expected sales volume. We expect the manufacturing utilization rate to improve if sales levels rise. The reductions in revenue and gross profit margin were somewhat offset by a reduction of $256 thousand in U.S. operating expenses in the first quarter of 2009 based on changes in the allocation of corporate costs between the U.S. and International operations.

Information regarding the Company’s revenue by product category is included in the following table:

	Three Months Ending	Three Months Ending
(Dollars in thousands)	March 31, 2009	March 31, 2008
Fiber Optic	$5,436	$7,660
IP Video	2,879	2,651
Electro Optics	271	224
Total Revenue	$8,586	$10,535

In the first quarter of 2009, sales of Fiber Optic products were down 29% to $5.4 million while IP Video revenue increased 9% to $2.9 million. The Company has planned for a market shift toward IP Video products as it invested in the development of these new products in the current and prior periods. The decline in Fiber Optic sales during the period were significantly more than the increase in IP Video revenue in the first quarter of 2009 leading to a decline in total revenue. The Company continues to focus its product development efforts on the IP products in 2009 to address this market shift.

Seasonality affects our revenues to the extent that normal contracting activities are affected by capital budgets.  We are also impacted in areas with colder climates as some outdoor projects are planned to avoid the winter months. This seasonality has resulted in generally lower levels of revenue in the first half of the year when compared to revenue in the second half of the year.

GROSS PROFIT

Consolidated gross profit was $4.7 million or 55% of revenues for the quarter ended March 31, 2009, compared to $6.5 million or 61% of revenues in 2008. Gross profit was lower by $1.7 million or 27% primarily from a decrease in revenue combined with lower profit margins in our U.S. business as our fiber optic product sales declined.

The gross profit margin in our domestic business was 48% in the first quarter of 2009 compared to 60% in the first quarter of 2008. The U.S. gross profit margin declined in the current quarter due to excess capacity in the U.S. manufacturing facility as a result of lower than expected sales volume in the quarter. Lower revenue levels result in relatively higher costs of goods sold on a per unit basis as the costs for personnel in direct labor positions and other fixed costs are spread over a smaller revenue base. The gross profit margin in our international business was 58% in the first quarter of 2009 compared to 62% in the first quarter of 2008, again with the impact primarily driven by lower sales volume.

OPERATING EXPENSE

Consolidated operating expenses were $5.7 million for the quarter ended March 31, 2009, compared to $5.9 million in 2008. The overall decrease was $283 thousand representing a 5% reduction in operating expenses in the first quarter of 2009. The decrease in operating expense is primarily due to foreign currency exchange rates as the U.S. Dollar improved against the Euro. Excluding the change in foreign exchange rates our operating expenses increased approximately 3% as a result of modest increases in our Sales and Engineering functions.

The Company is working to control its operating expenses in a difficult economic environment.  Operating expenses in the first quarter of 2009 were lower than any quarter during 2008, due primarily to lower foreign exchange rates and a reduction in general and administrative expenses.  General and administrative expenses were 7% lower in the first quarter of 2009 when compared to the first quarter of 2008.  The cost control effort includes day to day decisions to lower expenses in addition to our reduction in force at year-end 2008 which eliminated personnel in mature fiber optic product areas.

OTHER EXPENSE, NET

Other expense, net declined from $352 thousand in the first quarter of 2008 to $290 thousand in the current quarter. The Company’s other expense includes interest expense, net of interest income, and from foreign exchange transaction (losses)/gains of notes payable. The notes payable include a U.S. Dollar senior term loan which resides on the foreign holding company’s books, a Euro-based subordinated note that resides on the parent company’s books, and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books. The improvement in other expense, net in the first quarter of 2009 is the result of several factors including a decline in the overall interest rate environment and reduced debt levels from payments on our senior term loan.

INCOME TAX EXPENSE

The benefit for income taxes in the first quarter of 2009 was $474 thousand compared to a provision of $12 thousand in the first quarter of 2008. The tax benefit in 2009 was attributed to a loss before tax of $1.2 million in the current period compared to a small profit in the first quarter of 2008. The tax benefit is primarily recorded in the Company’s international operations. In the fourth quarter of 2008 the Company decided to record a full valuation allowance against our U.S. deferred tax assets.  In the first quarter of 2009 we continued to provide a full valuation allowance against U.S. deferred tax assets and therefore we did not record the impact of income tax benefits against U.S. operating losses and other deferred tax assets in the first quarter of 2009. These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future. As of March 31, 2009, and December 31, 2008, the Company had a valuation allowance of $2.9 and $3.0 million, respectively, related to its U.S. deferred tax assets, which consisted principally of research and development tax credits, foreign tax credits and net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s stockholders’ equity decreased from $21.2 million at December 31, 2008 to $19.6 million at March 31, 2009.  The decrease in total stockholders’ equity resulted from a net loss in the first three months of 2009 of $765 thousand and a $1.1 million decrease in accumulated other comprehensive income.  The decrease in accumulated other comprehensive income is primarily from the impact of foreign exchange rates as the U.S. Dollar strengthened in the first quarter of 2009 and the Company translated its net assets at a relatively lower level on March 31, 2009. At March 31, 2009, the exchange rate for the Euro to the U.S. Dollar was 1.32 compared to 1.41 at December 31, 2008.

The total assets of the Company were $42.5 million at March 31, 2009, compared to $47.1 million at December 31, 2008, a decline of 10%. The Company had a decline in cash of $2.3 million, a decline in accounts receivable of $1.1 million, and a decline in intangible assets and goodwill of $1.5 million. The reduced cash level is the result of lower profit from operating activities in the first quarter of 2009 combined with payment of accrued expenses during the period. The decrease in accounts receivable is attributable to the reduction in sales in the first quarter of 2009 compared to the later part of 2008. The decline in intangible assets and goodwill is primarily from the lower foreign exchange rate in the current period.

The Company’s total liabilities decreased in the first quarter of 2009 to $22.8 million at March 31, 2009 from $26.0 million at December 31, 2008. This decrease is primarily from declines in our level of debt totaling $1.0 million and a decrease in our taxes payable of $913 thousand. We also had small declines in accounts payable, accrued payroll and other current liabilities. The decline in debt is from the lower foreign exchange rate in the first quarter of 2009 and recurring monthly payments on our senior bank debt while taxes payable were reduced by actual tax payments made during the quarter.

The Company has outstanding debt totaling $14.5 million at March 31, 2009. The $14.5 million is all due within one year of March 31, 2009. The debt includes a senior term loan with a bank for $3.1 million with a balloon payment in September 2009, a subordinated note and related interest totaling $11.3 million due in March 2010 and a line of credit which expires on July 1, 2009 that has a current outstanding balance of $150 thousand. The Company needs to secure additional financing to meet these obligations and is working to secure such financing. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms. Further, uncertainty about current and future global economic conditions may continue to cause businesses and governments to defer or cancel purchases. If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the three months ended March 31, 2009, the Company had $71 thousand of additional expense related to the accounts receivable reserve, $113 thousand of expense related to the inventory obsolescence reserve and additional expense of $27 thousand related to the warranty reserve.

Cash used in our operating activities was $1.7 million for the first three months of 2009 compared to cash provided of $2.4 million in the same period for 2008. Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. Cash used in operating activities during the first quarter of 2009 is primarily a result of a net loss of $765 thousand during the quarter plus a reduction in taxes payable totaling $849 thousand.

Cash used in investing activities was $312 thousand for the three months ended March 31, 2009, and $294 thousand for the first quarter of 2008. Cash used in investing activities is entirely from capital expenditures in the current and prior periods.

Cash used in financing activities was $11 thousand during the first three months of 2009 compared to cash provided during the first quarter of 2008 totaling $238 thousand. The current period includes payments of $163 thousand on notes payable somewhat offset by a $150 thousand increase in our bank line of credit.

The Company has a line of credit facility which allows us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $5 million U.S. Dollars. As of March 31, 2009, the Company had $3.2 million available on its bank line of credit, which expires July 1, 2009.

FORWARD LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations or similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s annual report on Form 10-K for the year ended December 31, 2008, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  The Company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

•                                          future revenue;

•                                          expected sales levels and cash flows;

•                                          debt payments and related interest rates;

•                                          fluctuations in foreign currency amounts and rates;

•                                          performance issues with key distributors and suppliers;

•                                          product development and performance and the successful execution of internal plans;

•                                          trends in the markets for our products;

•                                          successful negotiation of major contracts;

•                                          effective tax rates and timing and amounts of tax payments;

•                                          acquisitions or divestitures of businesses;

•                                          the results of any audit or appeal process with the Internal Revenue Service;

•                                          anticipated costs of capital investments; and

•                                          the ability to obtain future financing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to foreign currency exchange rate risk on our investment in our European operations and related debt instruments. We do not hedge our net investment in foreign operations or other transactions with these operations and we have no derivative financial instruments for the underlying economic exposure.

In connection with the acquisition of NKF in March 2005 the Company entered into acquisition related debt instruments.  The debt includes a Euro denominated subordinated note to the Seller with a €7.3 million Euro principal balance. The subordinated note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.  As of March 31, 2009, $1.6 million of deferred interest payable has been accrued during the term of the subordinated note.  In addition to the deferred interest, the liability on the subordinated note totals $9.7 million at March 31, 2009. This is a decrease of $653 thousand since December 31, 2008 due to the impact of fluctuations in the foreign exchange rate.  Upon completion of a legal restructuring in June 2008, the impact from the fluctuation in foreign exchange rate on the subordinated note is included in the other expense, net on our consolidated statements of operations. Prior to the restructuring, it was included in comprehensive (loss) income.  As part of the restructuring the Dollar denominated bank note payable was transferred to our European holding company and the holding company entered into a Dollar denominated note payable to the parent company.  At March 31, 2009, the balance on the subordinated note approximated the balance of both Dollar denominated notes payable mentioned above.  Restatement of these balances at the March 31, 2009 exchange rate resulted in a net foreign exchange loss of $115 thousand that is included in Other Expense, net.  As these principal balances change and become more disparate, the foreign exchange impact will result in additional exposure to the Company.  A 10% unfavorable movement in exchange rate would result in a $56 thousand pretax loss.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2008. With the exception of the foreign currency exchange rate risk noted above, our exposures to market risk have not changed materially since December 31, 2008.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of  the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2009 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company is not involved in legal proceedings or litigation at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on April 24, 2009, at which time the stockholders elected David Patterson and Thomas Overwijn as directors of the Company to hold office until the 2012 Annual Meeting of Stockholders. The votes were as follows:

	Votes for	Authority Withheld
Election of Directors:
David Patterson	2,588,449	751,741
Thomas Overwijn	2,558,776	781,414

In addition, the following individuals’ term of office as a director continue after the 2009 Annual Meeting of Stockholders: Carl Rubbo, Jr., Walter Fatzinger, Jr., Edmund Ludwig, and David Lipinski.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)

3.2	By-Laws (incorporated by reference from Form 10-K filed March 31, 1998)

10.1	Employment Agreement with David Patterson (incorporated by reference from Form 8-K filed February 9, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act — filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTELECOM-NKF, INC.

Date: May 14, 2009	/s/ Edmund Ludwig
Edmund Ludwig,
Director and Chief Executive Officer

Date: May 14, 2009	/s/ Steven Tamburo
Steven Tamburo,
Executive Vice President and Chief Financial Officer