Form 10-Q
period 2009-06-30
Optelecom-NKF, Inc.
filed 2009-08-10
CIK 275858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

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

At July 24, 2009, the registrant had outstanding 3,648,895 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(June 30, 2009 Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$2,873	$5,671
Accounts receivable, net of allowance for doubtful accounts of $409 and $245	9,456	10,290
Inventories, net of allowance for obsolescence of $808 and $679	5,542	5,782
Deferred tax asset	376	205
Prepaid expenses and other current assets	885	1,152
Total current assets	19,132	23,100
Property & equipment, less accumulated depreciation of $6,525 and $7,820	2,043	2,063
Intangible assets, net of accumulated amortization of $3,198 and $2,870	6,817	7,180
Goodwill	14,553	14,603
Other assets	202	202
TOTAL ASSETS	42,747	47,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes and interest payable	14,820	3,432
Accounts payable	2,464	3,634
Accrued payroll	1,466	1,841
Accrued warranty reserve	418	410
Commissions payable	82	198
Bank line of credit	—	—
Taxes payable	4	931
Other current liabilities	1,286	1,724
Total current liabilities	20,540	12,170
Long term notes payable and interest payable	—	12,093
Deferred tax liabilities	1,303	1,427
Other liabilities	238	267
Total liabilities	22,081	25,957
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 3,645,257 and 3,645,084 shares as of June 30, 2009, and December 31, 2008, respectively	109	109
Additional paid-in capital	16,667	16,252
Accumulated other comprehensive income	2,486	2,534
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
Retained earnings	2,669	3,561
Total stockholders’ equity	20,666	21,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,747	$47,148

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	2009	2008
Revenue	$10,010	$11,338
Cost of goods sold	3,962	4,668
Gross profit	6,048	6,670
Operating expenses:
Sales and marketing	2,877	3,021
Engineering	1,089	1,491
General and administrative	1,660	2,079
Amortization of intangibles	164	190
Total operating expenses	5,790	6,781
Income (loss) from operations	258	(111)
Other expense, net	(142)	(146)
Income (loss) before income taxes	116	(257)
Provision (benefit) for income taxes	243	(281)
Net (loss) income	$(127)	$24
Basic (loss) income per share	$(0.03)	$0.01
Diluted (loss) income per share	$(0.03)	$0.01
Weighted average common shares outstanding -basic	3,645,037	3,636,065
Weighted average common shares outstanding -diluted	3,645,037	3,636,065

Net (loss) income	$(127)	$24
Foreign currency translation	1,008	1
Comprehensive income	$881	$25

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	2009	2008
Revenue	$18,596	$21,873
Cost of goods sold	7,832	8,744
Gross profit	10,764	13,129
Operating expenses:
Sales and marketing	5,492	5,681
Engineering	2,437	2,907
General and administrative	3,204	3,741
Amortization of intangibles	322	399
Total operating expenses	11,455	12,728
(Loss) income from operations	(691)	401
Other expense, net	(433)	(498)
Loss before income taxes	(1,124)	(97)
Benefit for income taxes	(232)	(269)
Net (loss) income	$(892)	$172
Basic (loss) income per share	$(0.24)	$0.05
Diluted (loss) income per share	$(0.24)	$0.05
Weighted average common shares outstanding -basic	3,643,333	3,636,146
Weighted average common shares outstanding -diluted	3,643,333	3,636,182

Net (loss) income	$(892)	$172
Foreign currency translation	(48)	1,921
Comprehensive (loss) income	$(940)	$2,093

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(892)	$172
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	764	928
Accounts receivable provision	152	(5)
Change in allowance for inventory obsolescence	131	(36)
Stock based compensation	409	424
Deferred tax provision	(291)	(937)
Other	(10)	(3)
Change in assets and liabilities:
Accounts and contracts receivable	655	(39)
Inventories	187	(188)
Prepaid expenses and other current assets	265	(57)
Accounts payable and other accrued expenses	(1,161)	1,390
Taxes payable	(928)	—
Other liabilities	(936)	543
Interest payable	94	—
Net cash (used in) provided by operating activities	(1,561)	2,192
Cash flows from investing activities:
Capital expenditures	(408)	(464)
Net cash used in investing activities	(408)	(464)
Cash flows from financing activities:
Bank line of credit	—	1,870
Payments on notes payable and capital leases	(751)	(896)
Proceeds from issuance of stock under equity plans	5	21
Net cash (used in) provided by financing activities	(746)	995
Effect of exchange rates on cash and cash equivalents	(83)	838
Net (decrease) increase in cash and cash equivalents	(2,798)	3,561
Cash and cash equivalents – beginning of period	5,671	5,043
Cash and cash equivalents – end of period	$2,873	$8,604

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$249	$201
Cash paid during the period for income taxes	$1,127	$191

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. The results for the interim periods presented are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the footnotes included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008.

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

Inventories consist of the following:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Production materials	$4,132	$4,164
Work in process	573	745
Finished goods	1,645	1,552
Allowance for excess and obsolete inventory	(808)	(679)
Total inventories, net	$5,542	$5,782

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	For the six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Balance, beginning of period	$410	$418
Expense accrued	86	42
Warranty cost incurred	(78)	(61)
Balance, end of period	$418	$399

NOTE E — GOODWILL AND INTANGIBLE ASSETS

As of the dates indicated, goodwill and intangible assets are comprised of the following (in thousands):

(Dollars in thousands)

	June 30,			December 31,
	2009			2008
Description	Purchase value	Accumulated Amortization	Net value	Purchase value	Accumulated Amortization	Net value
Goodwill:	$14,553	$—	$14,553	$14,603	$—	$14,603
Indefinite lived intangible:
Tradenames	2,248	—	2,248	2,256	—	2,256
Amortizable intangible :
Customer Relationships	7,445	(2,876)	4,569	7,471	(2,547)	4,924
Total Intangibles	$24,246	$(2,876)	$21,370	$24,330	$(2,547)	$21,783

The aggregate amortization expense of intangible assets was $164 thousand and $190 thousand for the quarters ended June 30, 2009 and 2008, respectively.  Changes in the purchase value of goodwill and intangible assets from the date of acquisition to June 30, 2009, are a result of foreign exchange fluctuations.

Estimated future aggregate annual amortization expense for intangible assets is as follows:

(Dollars in thousands)

Year ended December 31,
2009	$338
2010	677
2011	677
2012	677
Thereafter	2,200
$4,569

We review goodwill for impairment annually as of October 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  The provisions of SFAS 142 require that we perform a two-step impairment test on goodwill.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our European reporting unit, represented by Optelecom-NKF B.V., a wholly-owned subsidiary, (also “NKF” or the “reporting unit”) with its carrying value, including goodwill.  If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill of the reporting unit is considered not impaired, and therefore, the second step of the impairment test is unnecessary.  However, if the carrying value of the net assets of the reporting unit exceeds the fair value, the second step of the goodwill impairment test must be performed to measure the amount of the reporting unit’s goodwill impairment.  The annual impairment test performed as of October 31, 2008, indicated that the fair value of the reporting unit exceeded the carrying value.  This valuation analysis was performed for financial statement reporting purposes only and did not provide specific fair value measurements for any real estate or fixed assets.  The methods chosen for this valuation were the Discounted Cash Flow method, Market Transaction Method and Guideline Merged and Acquired Company method.

For the discounted cash flow method, we utilized a long-time growth rate of 6%.  Our research when performing the valuation indicated that growth rate for companies in a comparable broadly defined industry was expected to grow at a 2% annual growth rate through 2011.  This growth rate includes a sector of the industry that the reporting unit is transitioning from fiber optics to become an IP solution provider in the video surveillance market.  Growth in the IP market segment is more dynamic.  According to a 2008 research report, the compound annual growth rate in the world market for CCTV and Video Surveillance Equipment is expected to be 11.8% through 2011.  In addition, another research report estimated that the five year growth rate for the industry is 6.7% at the time we performed the valuation.

We concluded that as of October 31, 2008, the fair value of 100% of the reporting unit was $29.7 million.  The resulting value exceeded the carrying value of $15.1 million at that time.

NOTE F — NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit consist of the following:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Senior term loan due December 2009	$2,670	$3,432
Subordinated note and accrued interest due March 2010	12,150	12,093
Bank line of credit	—	—
Total notes payable and bank line of credit	$14,820	$15,525
Less: Current Portion	(14,820)	(3,432)
Non-current notes and interest payable	$—	$12,093

The balance of the senior term loan at June 30, 2009, was $2.7 million. The term loan carries interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25% depending on the Company’s leverage position. At the recent quarter end the interest rate on this term loan was 2.625%. The term loan is due December 2009.

In March 2005, the Company completed the acquisition of NKF Electronics B.V. (“NKF”) from Draka Holding, N.V. (the “Seller”) and issued a Euro denominated subordinated note to the Seller for a portion of the acquisition price.  The principal balance of the subordinated note was $10.3 million at June 30, 2009. The U.S. Dollar amount of liability increases or decreases due to the impact of foreign exchange rate changes. If we are successful in paying the note in March 2010, which will require obtaining additional financing, the €7.3 million Euro principal balance will result in a cash payment at the prevailing exchange rate on that date. Upon completion of the Company’s legal restructuring in June 2008 the impact from the change in foreign exchange rates on the subordinated note is included in the other expense, net on our consolidated statements of operations as the notes are not in the individual entity’s functional currency. Prior to the restructuring, it was included in other comprehensive (loss) income.

The subordinated note accrues interest at a fixed rate of 6% per year and is due and payable in full in March 2010. $1.8 million of interest payable has been accrued from the acquisition date through June 30, 2009, including $150 thousand accrued in the current quarter.  The impact of foreign exchange rates on deferred interest from the Subordinated Note is being recognized as other expense.  The other expense, net will be the difference between accrued interest in our financial statements and the final cash interest payment to the Seller. As of June 30, 2009 the subordinated note is classified as a current liability because it is due within one year.  If we are unable to extend or refinance the subordinated debt and default on repayment of the subordinated debt, Seller would have claims against Optelecom-NKF, Inc. and its subsidiaries, subject to the rights of the bank holding our senior debt.  The subordinated note is secured by a 35% interest in our European holding company.  If we default on repayment of the subordinated debt, this 35% interest in our European holding company would be available to the subordinated debt holder, subject to the rights of the bank holding our senior debt.  Should this collateral prove insufficient to satisfy the obligation then additional collateral or payments to the holder could be required.

In June 2008, through a legal restructuring, the Company transferred our Dutch operating subsidiary from the U.S. parent company to a European holding company. Consideration for the transfer included an intercompany note to the U.S. parent from the European holding company. The intercompany note is in U.S. Dollars and had a balance of $9.3 million on June 30, 2009. The impact from the fluctuations in foreign exchange on the intercompany note payable is included in other expense, net on our consolidated statements of operations.

In addition, the Company has the ability to borrow under its bank line of credit, provided there are sufficient accounts receivable and inventory. This facility allows the Company to borrow in either U.S. Dollars or Euros. Prior to July 1, 2009, the line of credit carried interest at the rate of LIBOR plus a margin that ranged from 1.75% to 2.75% depending on the Company’s leverage position. Effective July 1, 2009, the line of credit carries interest at the rate of LIBOR (with a 1% floor) plus 3%.  As of June 30, 2009, prior to the July 21, 2009, amendment, the Company had $4.4 million available on its bank line of credit and no outstanding balance.

On July 21, 2009, the Company entered into an amended financing agreement with its bank.  Pursuant to the amendment, the bank agreed to extend the term of the line available to the Company until December 31, 2009.  This agreement included certain changes in the borrowing base, interest rate and financial covenants. The change in the borrowing base is stated as the greater of eligible collateral less the outstanding principal amount of the Senior Term Loan, or the lesser of $1.0 million or the aggregate sum of eligible collateral.  At June 30, 2009, eligible collateral was calculated at $4.4 million.  Therefore, under the amended financing agreement the Company would have had $1.7 million available on its bank line of credit.

The Company is required by the bank to comply with certain financial covenants including maintaining a minimum funds flow of not less the $100 thousand for the quarter ended June 30, 2009, $1.2 million for the quarter ending September 30, 2009, and $1.7 million for the quarter ending December 31, 2009, and a maximum senior debt leverage ratio of 2.5 to 1.0.  The Company was in compliance with these covenants at June 30, 2009, with a minimum funds flow of $836 thousand for the quarter ended June 30, 2009, and a senior debt leverage ratio of less than 1.0 to 1.0.

All $14.8 million of the outstanding debt is due within one year of June 30, 2009.  The Company needs to secure additional financing to meet these obligations and is working to secure such financing. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms. Further, uncertainty about current and future global economic conditions may continue to cause businesses and governments to defer or cancel purchases. If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms.

NOTE G — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the impact of dilutive potential common shares using the treasury stock method.  Shares that have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive are in consequential for all periods presented.  Earnings per share at June 30, 2009, was $(.03) compared to $.01 per share at June 30, 2008.

NOTE H — INCOME TAXES

The Company has estimated its annual effective tax rate for the year and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2009, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), APB Opinion No. 28, “Interim Financial Reporting” (APB 28) and FIN 18 “Accounting for Income Taxes in Interim Periods.” The Company also records discrete items in each respective period as appropriate.  In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.

Although the Company recorded a pre-tax loss during the six months ended June 30, 2009, it recorded an income tax expense for the three months ended June 30, 2009, as no tax benefit was provided on its U.S. losses as a result of the valuation allowance on the net U.S. deferred tax asset.  In the fourth quarter of 2008, the Company recorded a full valuation allowance against our net U.S. deferred tax assets. In the first six months of 2009, we continued to provide a full valuation allowance against net U.S. deferred tax assets and therefore we did not record income tax benefits against U.S. operating losses in the first six months of 2009.  These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future. As of June 30, 2009, and December 31, 2008, the Company had a valuation allowance of $3.2 million and $3.0 million, respectively, related to its U.S. deferred tax assets, which consisted principally of research and development tax credits, foreign tax credits and net operating loss and other deferred tax assets carryforwards.

NOTE I — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts approximate fair value of the Company’s cash and short term financial instruments.  The Company believes the carrying value of its notes payable approximate fair value.

NOTE J — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 165, Subsequent Events, became effective for interim or annual financial periods ending after June 15, 2009. The Statement requires companies to disclose the date through which subsequent events have been evaluated, and to disclose whether that date is the date on which the financial statements were issued or the date on which the financial statements were available to be issued.

The Company has evaluated subsequent events through August 10, 2009, which is the date of this filing, and all significant matters are disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

The results of our international operations include the impact from foreign currency translation in the quarter. On average, the U.S. Dollar was stronger in the second quarter of 2009 compared to the same period in 2008. The result of a strengthening U.S. Dollar impacted our results on a consolidated basis because the Company translates Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in its financials.

REVENUE

Revenue for the second quarter of 2009 was $10.0 million, a decrease of 12% compared to the second quarter of 2008. Excluding the impact of foreign exchange rates, revenue decreased approximately 3% in the second quarter of 2009 when compared to 2008. The ongoing global economic crisis caused some businesses and governments to defer or cancel purchases in the current period which contributed to our decline in sales.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. or domestic based includes Canada, Japan, Mexico, Central and South America.

	2009			2008
(Dollars in thousands)	U.S.	International	Total	U.S.	International	Total
Revenue	$3,102	$6,908	$10,010	$3,701	$7,637	$11,338
Less: Cost of Goods Sold	1,191	2,771	3,962	1,684	2,984	4,668
Gross Profit	$1,911	$4,137	$6,048	$2,017	$4,653	$6,670
Less: Operating Expenses	2,344	3,446	5,790	3,044	3,737	6,781
(Loss) Income from Operations	$(433)	$691	$258	$(1,027)	$916	$(111)

Second quarter 2009 revenue decreased 10% in our international operations compared to the second quarter of 2008. Our international operations represented 69% of the Company’s total revenue in the current period. International revenue includes the negative impact from foreign currency exchange rates of approximately $983 thousand in the second quarter of 2009 as the U.S. Dollar strengthened against the Euro and the Pound Sterling. Excluding the change in foreign exchange rates our international revenue increased approximately 3%. As a result of the lower level of reported revenue, our international based operations had a decline in income from operations to $691 thousand for the second quarter of 2009 compared to income from operations of $916 thousand in 2008.

Our U.S. based sales declined $599 thousand or 16% in the current quarter. The decline is primarily from the deferral of orders within our top 10 domestic customers. Outside these 10 largest customers our orders in the current quarter were comparable in the second quarter 2009 to the second quarter 2008. The U.S. business had a loss from operations of $433 thousand in the second quarter of 2009 compared to a loss of $1.0 million in 2008. The decline in the U.S. based loss is from a $700 thousand reduction in operating expenses combined with an increase in the gross profit margin from 54% to 62% in the second quarter of 2009. The improvement in our U.S. gross profit margin was the result of inventory adjustments during the second quarter of 2008 combined with improved overall efficiency in the U.S. manufacturing facility.

Information regarding the Company’s revenue by product category is included in the following table:

	Three Months Ending	Three Months Ending
(Dollars in thousands)	June 30, 2009	June 30, 2008
Fiber Optic	$6,246	$7,017
IP Video	3,522	4,196
Electro Optics	242	125
Total Revenue	$10,010	$11,338

In the second quarter of 2009, sales of Fiber Optic products were down 11% to $6.2 million while IP Video revenue decreased $674 thousand to $3.5 million. The decline in Fiber Optic and IP video sales during the period led to a 12% decline in total revenue and includes the negative impact of $983 thousand foreign currency translation. The Company continues to focus its product development efforts on IP products in 2009 to address an overall market shift. The Company does not believe the decline in IP product sales in the second quarter of 2009 is reflective of the long term trend in the market.

Seasonality affects our revenues to the extent that normal contracting activities are affected by capital budgets.  We are also impacted in areas with colder climates as some outdoor projects are planned to avoid the winter months. This seasonality has resulted in generally lower levels of revenue in the first half of the year when compared to revenue in the second half of the year.

GROSS PROFIT

Consolidated gross profit was $6.0 million or 60% of revenues for the quarter ended June 30, 2009, compared to $6.7 million or 59% of revenues in 2008. The gross profit percentage was 1% higher in the second quarter of 2009 and is slightly higher than the Company’s ongoing target. Gross profit was down $622 thousand and 9% in total as a result of the decline in revenue.

The gross profit margin in our domestic business was 62% in the second quarter of 2009 compared to 54% in the second quarter of 2008. The U.S. gross profit margin increased in the second quarter due to improved overall efficiency in the U.S. manufacturing facility despite lower than expected sales volume in the quarter. The gross profit margin in our international business was 60% in the second quarter of 2009 compared to 61% in the second quarter of 2008 with the impact primarily driven by lower sales volume. Lower revenue levels can result in relatively higher costs of goods sold on a per unit basis as the costs for personnel in direct labor positions and other fixed overhead costs are spread over a smaller revenue base.

OPERATING EXPENSE

Consolidated operating expenses were $5.8 million for the quarter ended June 30, 2009, compared to $6.8 million in 2008. The overall decrease was $1.0 million representing a 15% reduction in operating expenses in the second quarter of 2009. The decrease in operating expense is due to foreign currency exchange rates as the U.S. Dollar strengthened against the Euro. Excluding the change in foreign exchange rates our operating expenses decreased approximately 8% and $510 thousand. The remaining decline in operating expenses is due to a $350 thousand charge in the second quarter of 2008 from a refinancing, a reduction in force at year-end 2008 and internal cost control measures implemented during the first six months of 2009 as the Company works to control its operating expenses in a difficult economic environment.

INCOME TAX EXPENSE

The provision for income taxes in the three months ended June 30, 2009 was $243 thousand compared to a benefit of $281 thousand in the second quarter of 2008. The increase in the effective tax rate for the second quarter of 2009 is attributed to current year losses in the U.S. which are not benefited due to a full valuation allowance on the deferred tax assets.  In the second quarter of 2008, a non recurring benefit was recorded for restructuring of international operations, which decreased the effective tax rate for the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

The results of our international operations include the impact from foreign currency translation in the quarter. On average, the U.S. Dollar was stronger in the first six months of 2009 compared to 2008. The result of a strengthening U.S. Dollar impacted our results on a consolidated basis because the Company translates Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in its financials.

REVENUE

Revenue for the first six months of 2009 was $18.6 million, a decrease of 15% compared to the first six months of 2008. Excluding the impact of foreign exchange rates, revenue decreased approximately 6% in the first six months of 2009 when compared to 2008. The current global economic crisis caused some businesses and governments to defer or cancel purchases in the current period which contributed to our decline in U.S. and International sales.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. or domestic based includes Canada, Japan, Mexico, Central and South America.

	2009			2008
(Dollars in thousands)	U.S.	International	Total	U.S.	International	Total
Revenue	$5,595	$13,001	$18,596	$6,976	$14,897	$21,873
Less: Cost of Goods Sold	2,480	5,352	7,832	2,999	5,745	8,744
Gross Profit	$3,115	$7,649	$10,764	$3,977	$9,152	$13,129
Less: Operating Expenses	4,448	7,007	11,455	5,404	7,324	12,728
(Loss) Income from Operations	$(1,333)	$642	$(691)	$(1,427)	$1,828	$401

Revenue for the first six months of 2009 decreased 13% in our international operations when compared to the first six months of 2008. Our international operations represented 70% of the Company’s total revenue in the current period. International revenue includes the negative impact from foreign currency exchange rates of approximately $1.9 million in the first six months of 2009 as the U.S. Dollar strengthened against the Euro and the Pound Sterling. As a result of the reported reduction in revenue, our international based operations had a decline in income from operations to $642 thousand for the first six months of 2009 compared to income from operations of $1.8 million in 2008.

Our U.S. based sales declined $1.4 million or 20% in the first six months of 2009. The decline is from a reduction of $823 thousand in fiber optic based product sales and slower than expected sales in IP products. Our IP revenue declined $723 thousand in the first six months of 2009. The U.S. business had a loss from operations of $1.3 million in the first six months of 2009 compared to a loss of $1.4 million in 2008. The small decrease in the U.S. based loss from operations is due to a reduction of $956 thousand in U.S. operating expenses in the first six months of 2009 which includes intercompany charges from the US to our international operations.

Information regarding the Company’s revenue by product category is included in the following table:

	Six Months Ending	Six Months Ending
(Dollars in thousands)	June 30, 2009	June 30, 2008
Fiber Optic	$11,647	$14,699
IP Video	6,436	6,826
Electro Optics	513	348
Total Revenue	$18,596	$21,873

In the first six months of 2009, sales of Fiber Optic products were down 21% to $11.6 million while IP Video revenue decreased 6% to $6.4 million. The Company has planned for a market shift toward IP Video products as it invested in the development of these new products in the current and prior periods. The decline in Fiber Optic sales during the period was in line with an overall trend away from these products in the market but this trend accelerated in 2009. The decline in IP product sales were significantly less than the decline in Fiber Optic sales in the first six months of 2009.  However this decline is primarily due to the impact of foreign currency translation.

Seasonality affects our revenues to the extent that normal contracting activities are affected by capital budgets.  We are also impacted in areas with colder climates as some outdoor projects are planned to avoid the winter months. This seasonality has resulted in generally lower levels of revenue in the first half of the year when compared to revenue in the second half of the year.

GROSS PROFIT

Consolidated gross profit was $10.8 million or 58% of revenues for the six months ended June 30, 2009, compared to $13.1 million or 60% of revenues in 2008. The gross profit percentage was 2% lower in 2009 which is in line with the Company’s ongoing target. Gross profit was down a total of $2.4 million and 18% primarily because of the decrease in revenue combined with slightly lower profit margins in our U.S. and international businesses.  Lower revenue levels result in relatively higher costs of goods sold on a per unit basis as the costs for personnel in direct labor positions and other fixed costs are spread over a smaller revenue base.

The gross profit margin in our domestic business was 56% in the first six months of 2009 compared to 57% in the first six months of 2008. The U.S. gross profit margin declined in the current period due to the U.S. manufacturing facility not operating at full capacity during the first quarter of 2009 as a result of lower than expected sales volume. The gross profit margin in our international business was 59% in the first six months of 2009 compared to 61% in the first six months of 2008, again with the impact primarily driven by lower sales volume.

OPERATING EXPENSE

Consolidated operating expenses were $11.5 million for the six months ended June 30, 2009, compared to $12.7 million in 2008. The overall decrease was $1.2 million representing a 10% reduction in operating expenses in the first half of 2009. The decrease in operating expense is somewhat due to foreign currency exchange rates as the U.S. Dollar improved against the Euro. Excluding the change in foreign exchange rates our operating expenses decreased approximately 3% and $338 thousand.

The remaining decline in operating expenses is due to a $350 thousand one time charge in the second half of 2008 from a refinancing combined with a reduction in force at year-end 2008 and a number of internal cost control measures implemented during 2009 as the Company works to control its operating expenses in a difficult economic environment.

OTHER EXPENSE, NET

Other expense, net declined from $498 thousand in the first six months of 2008 to $433 thousand in the current six months. The Company’s other expense includes interest expense, net of interest income, and foreign exchange transaction (losses)/gains from notes payable. The notes payable include a U.S. Dollar senior term loan which resides on the foreign holding company’s books, a Euro-based subordinated note that resides on the parent company’s books, and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books. The improvement in other expense, net in the first six months of 2009 is the result of several factors including a decline in the overall interest rate environment and reduced debt levels from payments on our senior term loan.

INCOME TAX EXPENSE

The benefit for income taxes in the first six months of 2009 was $232 thousand compared to a benefit of $269 thousand in the first six months of 2008. The tax benefit in 2009 was attributed to a loss before tax of $1.1 million in the current period compared to a loss of $97 thousand in the first six months of 2008. The tax benefit in the first six months of 2009 is primarily recorded in the Company’s international operations.

In the fourth quarter of 2008 the Company recorded a full valuation allowance against our net U.S. deferred tax assets.  In the first six months of 2009 we continued to provide a full valuation allowance against net U.S. deferred tax assets and therefore we did not record the impact of income tax benefits against U.S. operating losses and other deferred tax assets in 2009. These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future. As of June 30, 2009, and December 31, 2008, the Company had a valuation allowance of $3.2 and $3.0 million, respectively, related to its U.S. deferred tax assets, which consisted principally of research and development tax credits, foreign tax credits and net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s stockholders’ equity decreased from $21.2 million at December 31, 2008 to $20.7 million at June 30, 2009.  The decrease in total stockholders’ equity resulted from an $892 thousand net loss in the first six months of 2009 combined with a $48 thousand decrease in accumulated other comprehensive income.  The decrease in accumulated other comprehensive income is primarily from the impact of foreign exchange rates. At June 30, 2009, the exchange rate for the Euro to the U.S. Dollar was 1.40 compared to 1.41 at December 31, 2008.

The total assets of the Company were $42.7 million at June 30, 2009, compared to $47.1 million at December 31, 2008, a decline of 9%. The Company had a decline in cash of $2.8 million, a decline in accounts receivable of $834 thousand, and a decline in inventory of $240 thousand. The reduced cash level is the result of lower profit from operating activities in the first half of 2009 combined with payment of accrued expenses and payment of principal on loans during the period. The decrease in accounts receivable is attributable to the reduction in sales levels during 2009 compared to the later part of 2008. The decline in inventory is also due to reduced sales levels along with an initial effort by the Company to decrease general levels of inventory.

The Company’s total liabilities decreased in the first six months of 2009 to $22.1 million at June 30, 2009 compared to $26.0 million at December 31, 2008. This decrease is primarily from declines in our level of debt totaling $705 thousand, a decrease in accounts payable of $1.2 million and a decrease in taxes payable of $927 thousand. We also had small declines in commission payable, deferred tax liabilities and other liabilities. The decline in debt is from the recurring monthly payments on our senior bank debt, the decline in accounts payable is due to additional cash payments on accrued expenses and the reduction in taxes payable is from actual tax payments made during 2009.

The Company has outstanding debt totaling $14.8 million at June 30, 2009. The $14.8 million is all due within nine months of June 30, 2009 and is therefore all classified as current.  The debt includes a senior term loan with a bank for $2.7 million with a balloon payment in December 2009 and a subordinated note and related deferred interest totaling $12.1 million due in March 2010. We also have a line of credit which expires on December 31, 2009 that has no current outstanding balance at June 30, 2009.

On July 21, 2009, the Company entered into an amended financing agreement with its bank.  Pursuant to the amendment, the bank agreed to extend the term of the line available to the Company until December 31, 2009.  This agreement included certain changes in the borrowing base, interest rate and financial covenants. The change in the borrowing base is stated as the greater of eligible collateral less the outstanding principal amount of the Senior Term Loan, or the lesser of $1.0 million or the aggregate sum of eligible collateral.  At June 30, 2009, eligible collateral was calculated at $4.4 million.  Therefore, under the amended financing agreement the Company would have had $1.7 million available on its bank line of credit.

The balance of our subordinated debt obligation totals $12.1 million.  The Company continues to work through its options for refinancing this debt. These options include discussions to refinance the US banking facility or financing with a combination of U.S. and international bank funding. In the current credit environment, however, the availability of senior financing is constrained. Therefore, the Company began negotiations with the current holder of the subordinated debt to consider extending the due date at a potentially higher interest rate. We are also making preparations for accessing mezzanine or alternate financing options if this should be necessary.

The Company needs to secure additional financing to meet these obligations and is working to secure such financing. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms. Further, uncertainty about current and future global economic conditions may continue to cause businesses and governments to defer or cancel purchases. If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms.  If we are unable to extend or refinance the subordinated debt and default on repayment of the subordinated debt, Seller would have claims against Optelecom-NKF, Inc. and its subsidiaries, subject to the rights of the bank holding our senior debt.  The subordinated note is secured by a 35% interest in our European holding company.  If we default on repayment of the subordinated debt, this 35% interest in our European holding company would be available to the subordinated debt holder, subject to the rights of the bank holding our senior debt.  Should this collateral prove insufficient to satisfy the obligation then additional collateral or payments to the holder could be required.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the three months ended June 30, 2009, the Company had $85 thousand of additional expense related to the accounts receivable reserve, $50 thousand of additional expense related to the inventory obsolescence reserve and additional expense of $20 thousand related to the warranty reserve.

Cash used in our operating activities was $1.6 million for the first six months of 2009 compared to cash provided of $2.2 million in the same period for 2008. Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. Cash used in operating activities during the first six months of 2009 is primarily a result of a net loss of $892 thousand, a decline in accounts payable and accrued expenses of $1.2 million, a reduction in taxes payable totaling $928 thousand and a reduction in other liabilities of $936 thousand.

Cash used in investing activities was $408 thousand for the six months ended June 30, 2009 and $464 thousand for the same period of 2008. Cash used in investing activities is entirely from capital expenditures in the current and prior periods. Cash used in financing activities was $746 thousand during the first six months of 2009 compared to cash provided during the first six months of 2008 totaling $995 thousand. The current period includes payments of $751 thousand on notes payable.

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

In connection with the acquisition of NKF in March 2005 the Company entered into acquisition related debt instruments.  The debt includes a Euro denominated subordinated note to the Seller with a €7.3 million Euro principal balance. The subordinated note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.  As of June 30, 2009, $1.8 million of deferred interest payable has been accrued during the term of the subordinated note.  In addition to the deferred interest, the liability on the subordinated note totals $10.3 million at June 30, 2009. This is a decrease of $36 thousand since December 31, 2008 due to the impact of fluctuations in the foreign exchange rate.  Upon completion of a legal restructuring in June 2008, the impact from the fluctuation in foreign exchange rate on the subordinated note is included in the other expense, net on our consolidated statements of operations. Prior to the restructuring, it was included in comprehensive (loss) income.  As part of the restructuring the U.S. Dollar denominated bank note payable was transferred to our European holding company and the holding company entered into a U.S. Dollar denominated note payable to the parent company.  At June 30, 2009, the balance on the subordinated note approximated the balance of both U.S. Dollar denominated notes payable mentioned above.  Transacting these balances at the June 30, 2009 exchange rate resulted in a net foreign exchange loss of $83 thousand that is included in Other Expense, net.  As these principal balances change and become more disparate, the foreign exchange impact will result in additional exposure to the Company.  A 10% unfavorable movement in exchange rate would result in a $56 thousand pretax loss.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of  the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2009 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Second Amendment to Amended and Restated Financing and Security Agreement dated July 1, 2009, by and among Optelecom-NKF, Inc., the subsidiaries of Optelecom-NKF, Inc. and Manufacturers and Traders Trust Company (incorporated by reference from Form 8-K filed July 21, 2009)

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

OPTELECOM-NKF, INC.

Date: August 10, 2009	/s/ Edmund Ludwig
Edmund Ludwig,
Director and Chief Executive Officer

Date: August 10, 2009	/s/ Steven Tamburo
Steven Tamburo,
Executive Vice President and Chief Financial Officer