Form 10-Q
period 2009-09-30
Optelecom-NKF, Inc.
filed 2009-11-12
CIK 275858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

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

At Nov 2, 2009, the registrant had outstanding 3,653,644 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(September 30, 2009 Unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	September	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$4,290	$5,671
Accounts receivable, net of allowance for doubtful accounts of $443 and $245	7,643	10,290
Inventories, net of allowance	5,206	5,782
Deferred tax assets	298	205
Prepaid expenses and other current assets	578	1,152
Total current assets	18,015	23,100
Property & equipment, less accumulated depreciation of $5,478 and $7,820	1,829	2,063
Intangible assets, net of accumulated amortization of $3,498 and $2,870	6,904	7,180
Goodwill	15,117	14,603
Other assets	213	202
TOTAL ASSETS	42,078	47,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes and interest payable	15,197	3,432
Accounts payable	1,516	3,634
Accrued payroll	1,516	1,841
Accrued warranty reserve	549	410
Taxes payable	—	931
Other current liabilities	1,425	1,922
Total current liabilities	20,203	12,170
Long term notes and interest payable	—	12,093
Deferred tax liabilities	1,525	1,427
Other liabilities	233	267
TOTAL LIABILITIES	21,961	25,957
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value, 15,000,000 shares authorized, 3,811,567 and 3,807,756 shares issued and 3,648,895 and 3,645,084 shares outstanding as of September 30, 2009, and December 31, 2008, respectively	109	109
Additional paid-in capital	16,817	16,252
Accumulated other comprehensive income	3,056	2,534
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
Retained earnings	1,400	3,561
Total stockholders’ equity	20,117	21,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,078	$47,148

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	2009	2008
Revenue	$8,307	$11,541
Cost of goods sold	3,714	4,332
Gross profit	4,593	7,209
Operating expenses:
Sales and marketing	2,723	2,822
Engineering	1,195	1,590
General and administrative	1,461	1,737
Amortization of intangibles	172	181
Total operating expenses	5,551	6,330
(Loss) income from operations	(958)	879
Other (expense) income, net	(158)	12
(Loss) income before income taxes	(1,116)	891
Provision (benefit) for income taxes	153	(138)
Net (loss) income	$(1,269)	$1,029
Basic (loss) income per share	$(0.35)	$0.28
Diluted (loss) income per share	$(0.35)	$0.28
Weighted average common shares outstanding -basic	3,648,490	3,639,877
Weighted average common shares outstanding -diluted	3,648,490	3,641,058

Net (loss) income	$(1,269)	$1,029
Foreign currency translation gain (loss)	570	(1,648)
Comprehensive loss	$(699)	$(619)

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	2009	2008
Revenue	$26,904	$33,414
Cost of goods sold	11,547	13,076
Gross profit	15,357	20,338
Operating expenses:
Sales and marketing	8,215	8,503
Engineering	3,632	4,497
General and administrative	4,665	5,478
Amortization of intangibles	494	581
Total operating expenses	17,006	19,059
(Loss) income from operations	(1,649)	1,279
Other expense, net	(591)	(485)
(Loss) income before income taxes	(2,240)	794
Benefit for income taxes	78	407
Net (loss) income	$(2,162)	$1,201
Basic (loss) income per share	$(0.59)	$0.33
Diluted (loss) income per share	$(0.59)	$0.33
Weighted average common shares outstanding -basic	3,645,360	3,636,168
Weighted average common shares outstanding -diluted	3,645,360	3,636,193

Net (loss) income	$(2,162)	$1,201
Foreign currency translation gain	522	273
Comprehensive (loss) income	$(1,640)	$1,474

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Amounts in Thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,162)	$1,201
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,194	1,335
Accounts receivable provision	178	84
Change in allowance for inventory obsolescence	251	(86)
Accrued warranty reserve	130	(18)
Stock based compensation	553	706
Deferred tax provision	(38)	(1,394)
Other	(16)	(5)
Change in assets and liabilities:
Accounts receivable	2,749	984
Inventories	405	(867)
Prepaid expenses and other assets	587	255
Accounts payable and other accrued expenses	(2,680)	387
Taxes payable	(966)	(7)
Other liabilities	(329)	498
Interest payable	326	283
Net cash provided by operating activities	182	3,356
Cash flows from investing activities:
Capital expenditures	(409)	(533)
Net cash used in investing activities	(409)	(533)
Cash flows from financing activities:
Payments on bank line of credit	—	(1,000)
Payments on notes payable and capital leases	(1,138)	(1,187)
Proceeds from issuance of stock under equity plans	12	34
Net cash used in financing activities	(1,126)	(2,153)
Effect of exchange rates on cash and cash equivalents	(28)	(162)
Net (decrease) increase in cash and cash equivalents	(1,381)	508
Cash and cash equivalents — beginning of period	5,671	5,043
Cash and cash equivalents — end of period	$4,290	$5,551

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$267	$262
Cash paid during the period for income taxes	$973	$537

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, including the accounts of Optelecom-NKF, Inc. and its wholly owned subsidiaries (collectively referred to as “we”, “us, “our”, “the Company”, or the “Registrant”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules. The Company believes that the disclosures made are adequate to ensure the information presented is not misleading.

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

Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Production materials	$4,146	$4,164
Work in process	465	745
Finished goods	1,544	1,552
Allowance for excess and obsolete inventory	(949)	(679)
Total inventories, net	$5,206	$5,782

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets:

	For the nine months ended
	September 30, 2009	September 30, 2008
Balance, beginning of period	$410	$418
Expense accrued	258	38
Warranty cost incurred	(119)	(61)
Balance, end of period	$549	$395

NOTE E — GOODWILL AND INTANGIBLE ASSETS

As of the dates indicated, goodwill and intangible assets are comprised of the following:

	September 30,			December 31,
	2009			2008
Description	Purchase value	Accumulated Amortization	Net value	Purchase value	Accumulated Amortization	Net value
Goodwill:	$15,117	$—	$15,117	$14,603	$—	$14,603
Indefinite lived intangible:
Tradenames	2,334	—	2,334	2,256	—	2,256
Amortizable intangible :
Customer Relationships	7,734	3,164	4,570	7,471	2,547	4,924
Total Intangibles	$25,185	$3,164	$22,021	$24,330	$2,547	$21,783

The aggregate amortization expense of intangible assets was $172 thousand and $181 thousand for the quarters ended September 30, 2009 and 2008, respectively.  The aggregate amortization expense of intangible assets was $494 thousand and $580 thousand for the nine months ended September 30, 2009 and 2008, respectively. Changes in the purchase value of goodwill and intangible assets from the date of acquisition to September 30, 2009, are a result of foreign currency exchange fluctuations.

Estimated future aggregate annual amortization expense for intangible assets is as follows:

Year ended December 31,
2009	$176
2010	703
2011	703
2012	703
2013	703
2014	703
Thereafter	879
$4,570

NOTE F — NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit consist of the following:

	September 30,	December 31,
	2009	2008
Senior term loan due December 2009	$2,415	$3,432
Subordinated note and accrued interest due March 2010	12,782	12,093
Bank line of credit	—	—
Total notes payable and bank line of credit	$15,197	$15,525
Less: Current Portion	(15,197)	(3,432)
Non-current notes and interest payable	$—	$12,093

The balance of the senior term loan at September 30, 2009 was $2.4 million. The term loan carries interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25% depending on the Company’s leverage position. At the recent quarter end the interest rate on this term loan was 4.0%. The term loan is due December 31, 2009.

In March 2005, the Company completed the acquisition of NKF Electronics B.V. (“NKF”) from Draka Holding, N.V. (the “Seller”) and issued a Euro denominated subordinated note to the Seller for a portion of the acquisition price.  The principal balance of the subordinated note was $10.7 million at September 30, 2009. The amount of the U.S. Dollar liability will increase or decrease due to the impact of foreign currency exchange rate changes. If we are successful in paying the note in March 2010, which will require obtaining additional financing, the €7.3 million Euro principal balance will result in a cash payment at the prevailing exchange rate on that date. Upon completion of the Company’s legal restructuring in June 2008 the impact from the change in foreign currency exchange rates on the subordinated note is included in the other expense, net on our consolidated statements of operations as the notes are not in the individual entity’s functional currency. Prior to the restructuring, it was included in other comprehensive (loss) income.

The subordinated note accrues interest at a fixed rate of 6% per year and is due and payable in full in March 2010. $2.1 million of interest payable has been accrued from the acquisition date through September 30, 2009, including $157 thousand accrued in the current quarter.  The impact of foreign currency exchange rates on deferred interest from the Subordinated Note is being recognized as other expense.

The subordinated note is classified as a current liability at September 30, 2009 because it is due within one year.  If we are unable to extend or refinance the subordinated debt and default on repayment of the subordinated debt, Seller would have claims against Optelecom-NKF, Inc. and its subsidiaries, subject to the rights of the bank holding our senior debt.  The subordinated note is secured by a 35% interest in our European holding company.  If we default on repayment of the subordinated debt, this 35% interest in our European holding company would be available to the subordinated debt holder, subject to the rights of the bank holding our senior debt.  Should this collateral prove insufficient to satisfy the obligation then the debt holder may have claims against additional assets of the holding company and the Company.

In June 2008, through a legal restructuring, the Company transferred our Dutch operating subsidiary from the U.S. parent company to a European holding company. Consideration for the transfer included an intercompany note to the U.S. parent from the European holding company. The intercompany note is in U.S. Dollars and had a balance of $9.1 million on September 30, 2009. The impact from the fluctuations in foreign currency exchange on the intercompany note payable is included in other expense, net on our consolidated statements of operations.

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

On July 21, 2009, the Company entered into an amended financing agreement with its bank.  Pursuant to the amendment, the bank agreed to extend the term of the line available to the Company from September 30, 2009, until December 31, 2009.  This agreement included certain changes in the borrowing base, interest rate and financial covenants. The change in the borrowing base is stated as the greater of eligible collateral less the outstanding principal amount of the Senior Term Loan, or the lesser of $1.0 million or the aggregate sum of eligible collateral.  At September 30, 2009, eligible collateral was calculated at $2.9 million.  Therefore, under the amended financing agreement the Company would have had $1.0 million available on its bank line of credit.  There is no outstanding balance on the line of credit as of September 30, 2009.

The Company is required by the bank to comply with certain financial covenants including maintaining a minimum funds flow of not less than $100 thousand for the quarter ended June 30, 2009, $1.2 million for the quarter ending September 30, 2009, and $1.7 million for the quarter ending December 31, 2009 and a maximum senior debt leverage ratio of 2.5 to 1.0.  The Company was not in compliance with all of these covenants at September 30, 2009. The Company is in discussions with the bank to extend the term loan and line of credit until February 2009 with further review by the bank at that time. See the discussion herein under “Financial Condition, Liquidity and Capital Resources.”

All $15.2 million of the outstanding debt is due within 6 months of September 30, 2009.  The Company needs to secure additional financing to meet these obligations and is working to secure such financing or extend the terms of these obligations. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms. Further, uncertainty about current and future global economic conditions may continue to cause businesses and governments to defer or cancel purchases. If demand for our products continues to decline, it will adversely impact our financial results, including the carrying value of our assets, and negatively impact our ability to secure additional financing. The negative performance of the Company in 2009 combined with significant tightening of credit markets make it unlikely the Company will be able to finance the full amount of debt owed, if at all.  There can be no assurance that additional financing will be available in a timely manner on acceptable terms, or at all.

NOTE G — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the impact of dilutive potential common shares using the treasury stock method.  Shares that have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive are inconsequential for all periods presented.  Earnings per share for the quarter ended September 30, 2009, was $(.35) compared to $.28 per share for the quarter ended September 30, 2008.

NOTE H — INCOME TAXES

The Company has estimated its annual effective tax rate for the year and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2009, in accordance with the provisions of FASB Accounting Standards Codification Subtopic (ASC) 740.  The Company also records discrete items in each respective period as appropriate.  In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.

Although the Company recorded a pre-tax loss during the nine months ended September 30, 2009, it recorded an income tax expense for the three months ended September 30, 2009, as no tax benefit was provided on its U.S. losses as a result of the valuation allowance on the net U.S. deferred tax asset.  In the fourth quarter of 2008, the Company recorded a full valuation allowance against our net U.S. deferred tax assets. In the first nine months of 2009, we continued to provide a full valuation allowance against net U.S. deferred tax assets and therefore we did not record income tax benefits against U.S. operating losses in the first nine months of 2009.  These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future. As of September 30, 2009, and December 31, 2008, the Company had a valuation allowance of $3.8 million and $3.0 million, respectively, related to its U.S. deferred tax assets, which consisted principally of research and development tax credits, foreign tax credits and net operating loss and other deferred tax assets carryforwards.

NOTE I — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts approximate fair value of the Company’s cash and short term financial instruments.  The Company believes the carrying value of its notes payable approximate fair value due to the near term maturity of the notes.

NOTE J — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB ASC 855-10 became effective for interim or annual financial periods ending after June 15, 2009. The Statement requires companies to disclose the date through which subsequent events have been evaluated, and to disclose whether that date is the date on which the financial statements were issued or the date on which the financial statements were available to be issued.

The Company has evaluated subsequent events through November 12, 2009, which is the date of this filing, and all significant matters are disclosed herein.

Effective January 1, 2009, the Company adopted FASB ASC Subtopic 820-10 for non-financial assets and liabilities, which defines fair value in the context of accounting and financial reporting and establishes a framework for measuring fair value under U.S. GAAP.  This did not have a material impact on the results of our operations, financial condition or cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

The results of our international operations include the impact from foreign currency translation in the quarter. On average, the U.S. Dollar was stronger in the third quarter of 2009 compared to the same period in 2008. The result of a strengthening U.S. Dollar impacted our results on a consolidated basis because we translate Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in our financials.

OVERVIEW AND REVENUE

Revenue for the third quarter of 2009 was $8.3 million, a decrease of 28% compared to the third quarter of 2008. Excluding the impact of foreign currency exchange rates, revenue decreased approximately 25% in the third quarter of 2009 when compared to 2008. The ongoing global economic crisis caused some businesses and governments to defer or cancel purchases which contributed to our decline in sales.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. or domestic based includes Canada, Mexico, Central and South America.

	Three months ending September 30,			Three months ending September 30,
	2009			2008
	U.S.	International	Total	U.S.	International	Total
Revenue	$1,995	$6,312	$8,307	$3,778	$7,763	$11,541
Less: Cost of goods sold	1,155	2,559	3,714	1,657	2,675	4,332
Gross profit	$840	$3,753	$4,593	$2,121	$5,088	$7,209
Less: Operating expenses	2,021	3,530	5,551	2,634	3,696	6,330
(Loss) income from operations	$(1,181)	$223	$(958)	$(513)	$1,392	$879

Third quarter 2009 revenue decreased 19% in our international operations compared to the third quarter of 2008. Our international operations represented 76% of the Company’s total revenue in the current period. International revenue includes the negative impact from foreign currency exchange rates of approximately $400 thousand in the third quarter of 2009 as the U.S. Dollar strengthened, on average, against the Euro and the Pound Sterling. Excluding the change in foreign currency exchange rates our international revenue decreased approximately 14%. As a result of the lower level of revenue and a resulting decrease in gross profit, our international based operations had a decline in income from operations to $223 thousand for the third quarter of 2009 compared to income from operations of $1.4 million in 2008.

Our U.S. based sales declined $1.8 million or 47% in the current quarter. The decline includes the reduction of orders within our top 10 domestic customers totaling $813 thousand and a reduction outside of these largest customers which totals approximately $1.0 million. The U.S. business had a loss from operations of $1.2 million in the third quarter of 2009 compared to a loss of $513 thousand in 2008. The increase in the U.S. based operating loss is from the decline in revenue combined with a decrease in the gross profit margin from 56% to 42% in the third quarter of 2009. The decline in our U.S. gross profit margin was caused by excess capacity in our U.S. manufacturing facility due to lower than expected sales volume and an additional inventory write down as we continue the transition from our fiber products to IP products.

The Company took additional steps to reduce its costs during the third quarter of 2009 with a reduction in staffing levels. As a result of cost cutting measures the decline in gross profit was somewhat offset by a $613 thousand reduction in operating expenses. The Company’s actions include changing or replacing certain U.S. sales personnel as we address a reduction in U.S. revenue and a market shift from fiber optic to IP products. In addition, we continue to transition our U.S. sales model and reorganize our sales channels to place greater emphasis on developing and supporting key accounts, utilizing processes and methods that have proven effective in our international markets.

Information regarding the Company’s revenue by product category is included in the following table:

	Three Months Ending	Three Months Ending
	September 30, 2009	September 30, 2008
Fiber Optic	$5,133	$7,882
IP Video	3,042	3,540
Electro Optics	132	119
Total revenue	$8,307	$11,541

In the third quarter of 2009, sales of Fiber Optic products were down $2.8 million, or 35%, to $5.1 million while IP Video revenue decreased $498 thousand or 14%. The decline during the period of Fiber Optic sales is the primary reason for the 28% decline in total Company revenue in the third quarter of 2009. Fiber Optic sales declined in both the U.S. and International operations with each declining approximately $1.4 million. The decline in IP video sales is more pronounced in the U.S. with a reduction of $448 thousand compared to a $50 thousand reduction from international sales. The reduction in international sales includes the negative impact of approximately $400 thousand from foreign currency translation. The Company continues to focus its product development efforts on IP products to address an overall market shift.

GROSS PROFIT

Consolidated gross profit was $4.6 million or 55% of revenues for the quarter ended September 30, 2009, compared to $7.2 million or 62% of revenues in 2008. The gross profit percentage was below the Company’s ongoing target of 57 to 59 percent. The decline in our gross profit margin was primarily from excess capacity in our manufacturing facilities due to lower than expected sales volume. Gross profit was down $2.6 million and 36% in total as a result of the decline in revenue.

The gross profit margin in our domestic business was 42% in the third quarter of 2009 compared to 56% in the third quarter of 2008 caused by the reduced volume of sales coupled with a write down of inventory related to the declining fiber business. The gross profit margin in our international business was 59% in the third quarter of 2009 compared to 66% in the third quarter of 2008 with the impact also primarily driven by lower sales volume. Lower revenue levels result in relatively higher costs of goods sold as the costs for personnel in direct labor positions and other fixed overhead costs are spread over a smaller revenue base.

OPERATING EXPENSE

Consolidated operating expenses were $5.6 million for the quarter ended September 30, 2009, compared to $6.3 million in 2008. The overall decrease was $780 thousand representing a 12% reduction in operating expenses in the third quarter of 2009. The decrease in operating expense includes the positive impact of foreign currency exchange rates as the U.S. Dollar strengthened against the Euro. Excluding the change in foreign currency exchange rates our operating expenses decreased approximately 9% and $589 thousand.

The remaining decline in operating expenses is due to several factors including a reduction in the level of personnel, a reduction in accruals for incentive compensation, and a general Company effort to reduce day to day operating expenses. The lower level of personnel costs are primarily from a December 2008 reduction in force which was initiated to reduce costs in mature areas of our technology offerings such as in fiber optic product development. Incentive accruals for the Company are substantially driven by operating profits of the Company and therefore related compensation is expected to be lower in 2009.

These actions were supplemented by internal cost control measures implemented during the first nine months of 2009 as the Company works to control its operating expenses in a difficult economic environment.  The Company announced an additional reduction in force in September 2009 totaling 23 positions, both in the U.S. and in Europe. The Company recorded pre-tax charges of approximately $127 thousand in connection with the reduction in force during the third quarter of 2009. Total cost savings related to the latest reduction in force are anticipated to be approximately $1.6 million during 2010 impacting both the cost of goods sold and operating expenses.

OTHER EXPENSE, NET

Other expense, net totaled income of $12 thousand in the third quarter of 2008 compared to expense of $158 thousand in 2009. The Company’s other expense includes interest expense, net of interest income, and foreign exchange transaction (losses)/gains from notes payable. The notes payable include a U.S. Dollar senior term loan which resides on the foreign holding company’s books, a Euro-based subordinated note that resides on the parent company’s books, and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books. The change in other expense, net in the quarter ended September 30, 2009 is the result of higher foreign exchange gains in our European subsidiaries during 2008 of approximately $181 thousand from their Dollar based transactions.

INCOME TAX EXPENSE

The provision for income taxes in the three months ended September 30, 2009 was $153 thousand compared to a benefit of $138 thousand in the third quarter of 2008.  Current year losses in the U.S. are not benefited due to a full valuation allowance on the deferred tax assets while we continue to accrue tax expense related to the results from our international operations.  In addition, the Company’s expected effective tax rate for the year from its international operations decreased.  This resulted in tax expense for the three months ended September 30, 2009, as the Company is expecting a lower tax benefit from its operations in the foreign jurisdictions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

The results of our international operations include the impact from foreign currency translation in the quarter. On average, the U.S. Dollar was stronger in the first nine months of 2009 compared to the same period in 2008. The result of a strengthening U.S. Dollar impacted our results on a consolidated basis because we translate Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in our financials.

OVERVIEW AND REVENUE

Revenue for the first nine months of 2009 was $26.9 million, a decrease of 19% compared to the first nine months of 2008. Excluding the impact of foreign currency exchange rates, revenue decreased approximately 13% in the first nine months of 2009 when compared to 2008. The ongoing global economic crisis caused some businesses and governments to defer or cancel purchases which contributed to our decline in sales.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. or domestic based includes Canada, Japan, Mexico, Central and South America.

	Nine Months Ending September 30,			Nine Months Ending September 30,
	2009			2008
	U.S.	International	Total	U.S.	International	Total
Revenue	$7,591	$19,313	$26,904	$10,754	$22,660	$33,414
Less: Cost of Goods Sold	3,636	7,911	11,547	4,657	8,419	13,076
Gross Profit	$3,955	$11,402	$15,357	$6,097	$14,241	$20,338
Less: Operating Expenses	6,468	10,538	17,006	8,038	11,021	19,059
(Loss) Income from Operations	$(2,513)	$864	$(1,649)	$(1,941)	$3,220	$1,279

Revenue for the first nine months of 2009 decreased 15% in our international operations when compared to the first nine months of 2008. Our international operations represented 72% of the Company’s total revenue in the current period. International revenue includes the negative impact from foreign currency exchange rates of approximately $2.3 million in the first nine months of 2009 as the U.S. Dollar strengthened against the Euro and the Pound Sterling. Excluding the impact of foreign currency, our international sales were consistent with the first nine months of 2008.  As a result of the reported reduction in revenue and resulting decrease in gross profit, our international based operations had a decline in income from operations to $864 thousand for the first nine months of 2009 compared to income from operations of $3.2 million in 2008.

Our U.S. based sales declined $3.2 million or 29% in the first nine months of 2009. The decline is from a reduction of $2.2 million in fiber optic based product sales and slower than expected sales of IP products. The decline includes the reduction of orders within our top 10 domestic customers totaling $1.5 million and a reduction outside these largest customers of approximately $1.7 million. The U.S. business had a loss from operations of $2.5 million in the first nine months of 2009 compared to a loss of $1.9 million in 2008. The Company took additional steps to reduce its costs during 2009 with a reduction in staffing levels. As a result of cost cutting measures the decline in revenue and gross profit in the U.S. was somewhat offset by a $1.6 million reduction in operating expenses.

Information regarding the Company’s revenue by product category is included in the following table:

	Nine Months Ending	Nine Months Ending
	September 30, 2009	September 30, 2008
Fiber Optic	$16,780	$22,581
IP Video	9,479	10,365
Electro Optics	645	468
Total Revenue	$26,904	$33,414

In the first nine months of 2009, sales of Fiber Optic products were down 26% to $16.8 million while IP Video revenue decreased 9% to $9.5 million. The decline in IP video sales in our U.S. operations was a reduction of $1.2 million compared to a $283 thousand increase in IP sales from international sales. The international sales include the negative impact of $2.3 million from foreign currency translation. The Company continues to focus its product development efforts on IP products to address an overall market shift.

GROSS PROFIT

Consolidated gross profit was $15.4 million or 57% of revenues for the nine months ended September 30, 2009, compared to $20.3 million or 61% of revenues in 2008. The gross profit percentage was 4% lower in 2009 which is only slightly below the Company’s ongoing target of 57 to 59 percent. Gross profit was down a total of $5.0 million and 24% primarily due to the previously described decreases in revenue in both our U.S. and international businesses.  Lower revenue levels result in relatively higher costs of goods sold on a per unit basis as the costs for personnel in direct labor positions and other fixed costs are spread over a smaller revenue base.

The gross profit margin in our domestic business was 52% in the first nine months of 2009 compared to 57% in the first nine months of 2008. The U.S. gross profit margin declined in the current period due to the U.S. manufacturing facility not operating at full capacity during 2009 as a result of lower than expected sales volume. The gross profit margin in our international business was 59% in the first nine months of 2009 compared to 63% in the first nine months of 2008, again with the impact primarily driven by lower sales volume.

OPERATING EXPENSE

Consolidated operating expenses were $17.0 million for the nine months ended September 30, 2009, compared to $19.1 million for the same period in 2008. The overall decrease was $2.1 million representing an 11% reduction in operating expenses in 2009. The decrease in operating expense is somewhat due to foreign currency exchange rates as the U.S. Dollar improved against the Euro. Excluding the change in foreign exchange rates our operating expenses decreased approximately 5% or $926 thousand. The remaining decline in operating expenses is due to several factors including a reduction in the level of personnel, a reduction in accruals for incentive compensation, and a general Company effort to reduce day to day operating expenses.

OTHER EXPENSE, NET

Other expense, net increased from $485 thousand in the first nine months of 2008 to $591 thousand in 2009. The Company’s other expense includes interest expense, net of interest income, and foreign currency exchange transaction (losses)/gains from notes payable. The notes payable include a U.S. Dollar senior term loan which resides on the foreign holding company’s books, a Euro-based subordinated note that resides on the parent company’s books, and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books. The change in other expense, net in the quarter ended September 30, 2009 is the result of foreign currency exchange gains in our European subsidiaries in 2008 of approximately $181 thousand which did not recur in 2009.

INCOME TAX EXPENSE

The benefit for income taxes in the first nine months of 2009 was $78 thousand compared to a provision of $407 thousand in the first nine months of 2008. The tax benefit in the first nine months of 2009 and the provision in 2008 are primarily recorded in the Company’s international operations. The current year losses in the U.S. are not benefited due to a full valuation allowance on U.S. deferred tax assets.

In the fourth quarter of 2008 the Company recorded a full valuation allowance against our net U.S. deferred tax assets.  In the first nine months of 2009 we continued to provide a full valuation allowance against net U.S. deferred tax assets and therefore we did not record the impact of income tax benefits against U.S. operating losses and other deferred tax assets in 2009. These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future. As of September 30, 2009, and December 31, 2008, the Company had a valuation allowance of $3.8 and $3.0 million, respectively, related to its U.S. deferred tax assets, which consisted principally of research and development tax credits, foreign tax credits and net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has outstanding debt totaling $15.2 million at September 30, 2009. The $15.2 million is due within six months of September 30, 2009 and is therefore classified as current.  The debt includes a senior term loan with a bank for $2.4 million with a balloon payment in December 2009 and a subordinated note and related deferred interest totaling $12.8 million due in March 2010. We also have a line of credit which expires on December 31, 2009 that has no outstanding balance at September 30, 2009.

On July 21, 2009, the Company entered into an amended financing agreement with its bank.  Pursuant to the amendment, the bank agreed to extend the term of the line available to the Company until December 31, 2009.  This agreement included certain changes in the borrowing base, interest rate and financial covenants. The change in the borrowing base is stated as the greater of eligible collateral less the outstanding principal amount of the Senior Term Loan, or the lesser of $1.0 million or the aggregate sum of eligible collateral.  At September 30, 2009, eligible collateral was calculated at $2.9 million.  Therefore, under the amended financing agreement the Company would have had $1.0 million thousand available on its bank line of credit.

The balance of our subordinated debt obligation totals $12.8 million.  The Company continues to work through its options for refinancing this debt. In the current credit environment the availability of senior and subordinated financing is constrained. Therefore, the Company began negotiations with the current holder of the subordinated debt to consider extending the due date at a potentially higher interest rate. We are also making preparations for accessing mezzanine or alternate financing options if this should be necessary and if it’s available.  The negative performance of the Company in 2009 combined with significant tightening of credit markets make it unlikely the Company will be able to finance the full amount of debt owed, if at all.

The Company needs to secure additional financing to meet these obligations and is working to secure such financing. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms, if we are able to refinance. Further, the current economic environment, as well as concerns regarding future economic conditions, may continue to cause businesses and governments to defer or cancel purchases. If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms if it is available at all  If we are unable to extend or refinance the subordinated debt and default on repayment of the subordinated debt, the holder of the debt would have claims against Optelecom-NKF, Inc. and its subsidiaries, subject to the rights of the bank holding our senior debt.  The subordinated note is secured by a 35% interest in our European holding company.  If we default on repayment of the subordinated debt, this 35% interest in our European holding company would be available to the subordinated debt holder, subject to the rights of the bank holding our senior debt.  Should this collateral prove insufficient to satisfy the obligation then the debt holder may have claims against additional assets.  Because cash payment of the subordinated note is unlikely, the debt holder may pursue claims against both the European holding company and the Company.

The Company continues discussions with our senior lender and it reached a verbal agreement to extend the term loan and our line of credit until February 2009 with further review by the senior lender at that time. The Bank would require $1.9 million of cash be restricted as collateral against their facilities and our line of credit would be limited to availability of $250 thousand. Cash on our balance sheet was $4.3 million at quarter-end. This cash is predominately in our European subsidiaries and, excluding about 1 million Euros, it is available to support banking requirements and global operations. The Company continues to work with the senior lender to finalize a written credit extension and, therefore, an extension cannot be assured.

Stockholders’ equity decreased from $21.2 million at December 31, 2008 to $20.1 million at September 30, 2009.  The decrease in total stockholders’ equity primarily resulted from a $2.2 million net loss in the first nine months of 2009 combined with a $522 thousand increase in accumulated other comprehensive income.  The increase in accumulated other comprehensive income is primarily from the impact of foreign currency exchange rates. At September 30, 2009, the exchange rate for the Euro to the U.S. Dollar was 1.46 compared to 1.41 at December 31, 2008.

The total assets of the Company were $42.1 million at September 30, 2009, compared to $47.1 million at December 31, 2008, a decline of 11%. The Company had a decline in cash of $1.4 million, a decline in accounts receivable of $2.6 million, and a decline in inventory of $576 thousand. The reduction in cash is the result of lower profit from operating activities in the first nine months of 2009 combined with payment of accrued expenses and payment of principal on loans during the period. The decrease in accounts receivable is attributable to the reduction in sales levels during 2009 compared to the later part of 2008. The decline in inventory is also due to reduced sales levels along with an effort by the Company to decrease general levels of inventory and increase cash.

The Company’s total liabilities decreased in the first nine months of 2009 to $22.0 million at September 30, 2009 compared to $26.0 million at December 31, 2008. This decrease is primarily from declines in our level of debt totaling $328 thousand, a decrease in accounts payable of $2.1 million and a decrease in taxes payable of $931 thousand. We also had small declines in commission payable, deferred tax liabilities and other liabilities. The decline in debt is from the recurring monthly payments on our senior bank debt, the decline in accounts payable is due to additional cash payments and the reduction in taxes payable is from tax payments made during 2009.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the three months ended September 30, 2009, the Company had $97 thousand of additional expense related to the accounts receivable reserve, $120 thousand of additional expense related to the inventory obsolescence reserve and additional expense of $121 thousand related to the warranty reserve.

Cash provided in our operating activities was $182 thousand for the first nine months of 2009 compared to cash provided of $3.4 million in the same period for 2008. Our cash from operations is the result of our net income, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The decrease in cash provided  in operating activities during the first nine months of 2009 compared to the first nine months of 2008 is primarily a result of a net loss of $2.2 million.

Cash used in investing activities was $409 thousand for the nine months ended September 30, 2009 compared to cash used in investing activities of $533 thousand for the same period of 2008. Cash used in investing activities is from capital expenditures in the current and prior periods. Cash used in financing activities was $1.1 million during the first nine months of 2009 compared to cash used during the first nine months of 2008 totaling $2.2 million. The decrease results from payment on the then outstanding balance on our line of credit in the prior period of $1.0 million. The current period includes payments of $1.1 million on notes payable.

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

•              anticipated costs of capital investments; and

•              the ability to obtain future financing or negotiate extensions with existing lenders

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

In connection with the acquisition of NKF in March 2005 the Company entered into acquisition related debt instruments.  The debt includes a Euro denominated subordinated note to the Seller with a €7.3 million Euro principal balance. The subordinated note accrues interest at a rate of 6% per annum and is due and payable in full on March 8, 2010.  As of September 30, 2009, $2.1 million of deferred interest payable has been accrued during the term of the subordinated note.  In addition to the deferred interest, the liability for principal on the subordinated note totals $10.7 million at September 30, 2009. This is a decrease of $363 thousand since December 31, 2008 due to the impact of fluctuations in the foreign currency exchange rate.  Upon completion of a legal restructuring in June 2008, the impact from the fluctuation in foreign currency exchange rate on the subordinated note is included in the other expense, net on our consolidated statements of operations. Prior to the restructuring, it was included in comprehensive (loss) income.  As part of the restructuring the U.S. Dollar denominated bank note payable was transferred to our European holding company and the holding company entered into a U.S. Dollar denominated note payable to the parent company.  At September 30, 2009, the balance on the subordinated note approximated the balance of both U.S. Dollar denominated notes payable mentioned above.  Transacting these balances at the September 30, 2009 exchange rate resulted in a net foreign exchange loss of $21 thousand that is included in Other Expense, net.  If these principal balances change and become more disparate, the foreign currency exchange impact would result in additional exposure to the Company.  A 10% unfavorable movement in exchange rate would result in a $193 thousand pretax loss.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of  the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2009 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company does not believe, but can give no assurance, that the outcome of any such matter would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company is not involved in material legal proceedings or litigation at this time.

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

OPTELECOM-NKF, INC.

Date: November 12, 2009	/s/ David Patterson
David Patterson,
President and Chief Executive Officer

Date: November 12, 2009	/s/ Steven Tamburo
Steven Tamburo,
Executive Vice President and Chief Financial Officer