Form 10-K
period 2009-12-31
Optelecom-NKF, Inc.
filed 2010-03-30
CIK 275858

Use these links to rapidly review the document

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At June 30, 2009, shares of the registrant's Common Stock, $0.03 Par Value, held by persons other than "affiliates" of the registrant had an aggregate market value of $14,034,239 based on the average closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System for such date.

         At March 12, 2010, the registrant had outstanding 3,676,006 shares of Common Stock, $.03 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

OPTELECOM-NKF, INC.
FISCAL YEAR 2009 FORM 10-K ANNUAL REPORT

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

Item 1.    BUSINESS

        Optelecom-NKF, Inc., manufacturer of Siqura® advanced video surveillance solutions, provides a full range of network products based on an open technology platform that simplifies integration and installation. Our Siqura solutions offer a blend of ease of use and processing power, enabling end users to optimize the effectiveness of their surveillance systems while reducing the total cost of ownership. Products and solutions are developed and tested for professional and mission critical applications, such as at highway departments, airports, seaports, casinos, public transport authorities, hospitals, city centers, shopping centers, military bases, and corporate and government campuses. Founded in 1972, Optelecom-NKF is committed to providing its customers with expert technical advice and support.

        The Optelecom-NKF corporate headquarters is in Germantown, Maryland, USA, with European corporate offices in Gouda, the Netherlands, and sales or support offices covering the Americas, France, Spain, the UK, Germany, Italy, Dubai, and Singapore.

HISTORY

        Optelecom-NKF is a Delaware corporation whose business activities began in 1972 under the name Optelecom, Inc. The Company's early business commenced with the design and delivery of specialized laser systems and fiber optic communications products for the Department of Defense and other defense related agencies of the Federal government.

        During the mid-1990's, we successfully transitioned from having a significant number of military customers to being an industry provider of copper and fiber optic based communications products for both commercial and government customers. We focused on providing integrated multi-media products for communicating video, audio, and other data over both copper wire and optical network systems.

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

        The Company has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business and pay its debt. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

        Optelecom-NKF is committed to providing its customers with competitively priced, highly reliable, quality equipment and solutions, along with outstanding technical advice and support. All products are developed and tested for real applications, particularly those that need to operate in challenging environmental conditions and across large distances between individual transmission sites. We are ISO 9001:2008 certified and dedicated to the ongoing improvement of our products and processes, applying a high level of quality monitoring to increase customer satisfaction.

        We sell our products worldwide through direct sales, commercial integrators and resellers. Management expects the primary sales channel to continue to be the commercial integrator with an increasing emphasis on developing key accounts on a direct basis. In addition, several vendors incorporate the Company's products in their product offerings allowing the Company to penetrate markets we do not address directly.

        The Company continues to focus its resources on developing additional IP products, sales and distribution channels. Service and technical support programs are in place to attract and maintain a large network of integration companies. The Company primarily attracts new customer contacts through participation in trade shows in both the security and traffic markets and through business development efforts with sales representatives. Our web site (www.optelecom-nkf.com) enables the convenient and rapid dissemination of information by our distribution channel personnel and other interested parties who gather information necessary to select our equipment.

        The Company has expanded its focus to identify prospects that have a requirement for complete IP-video solutions including the Company's video codecs, Ethernet network equipment, network video recorders and video management software as well as a broad range of pre and post sales services such as design, detailed engineering and training. Internal training programs have been implemented to expand the in-depth knowledge of our worldwide sales and support offices.

        We strive to continue improving our position as a producer and supplier of powerful, intelligent network video solutions by providing reliable products and services that enable customers around the world to reduce their total cost of ownership and enhance the effectiveness of their applications. Products for these markets are classified into the two broad categories of Video over IP and Video over Fiber. Our products are marketed and sold under the Siqura brand name.

        The Video over IP solutions product line includes video servers / codecs, IP cameras, Ethernet switches, recording and storage equipment. Also, to bring together these hardware components, Siqura software solutions help the user consolidate a complete video network under one, easy-to-use management platform.

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

Cameras

        Optelecom-NKF Siqura cameras address the requirements of today's CCTV security systems. State-of-the-art camera technology in combination with our MPEG-4 compression algorithm results in crystal clear streaming video. The Siqura portfolio of cameras consists of boxed cameras, fixed dome cameras, mini-dome cameras, and high-speed dome cameras. Available in both analog and IP versions, the Siqura camera line is easily deployed, reliable, and feature rich.

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

Electro Optics Products

        In addition to our two primary product categories of Video over IP and Video over Fiber Optics the Company operates an Electro Optics (EO) group focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices, primarily to U.S. government defense industry customers. In EO, emphasis has been placed on fabrication of precision-wound coils of optical fiber used as the sensing elements of fiber optic gyroscopes. EO also produces precision wound coils for applications ranging from optical fiber dispensers used in remote vehicle control systems to precision optical fiber coils for communications systems. EO represented 2% of the Company's revenue in 2009.

RESEARCH AND DEVELOPMENT

        In recent years the Company has focused on the development of products being applied to the IP Video marketplace. These products may permit us to increase our penetration of the markets we serve and expand into new markets. In previous years the Company increased its research and development staffing and used these additional resources to continue expanding its existing IP product lines. Our research and development expense is classified as a component of Engineering in our financial statements and for the years ended 2009 and 2008 was $4.1 million and $5.5 million respectively.

        Although the Company holds a limited number of patents relating to optical sensor technology and optical fiber networks, our business is not materially dependent upon ownership of any one patent or group of patents. We do not license any patents from third parties and we assign no value to patents in our financial statements.

QUALITY MANAGEMENT SYSTEM

        The Company maintains a Quality Management System fully compliant with ISO9001:2008 and maintains an ongoing certification to this standard. In keeping with our continuous improvement objectives, we continually implement enhancements to our quality performance metrics which track internal product defects, out-of-box failures, customer concerns, product repairs and new product introduction issues. With the goal of increasing customer satisfaction, management has continued to stress the importance of the Quality Management System and continues to utilize numerous quality tools, including a corrective action process, internal quality control audits and senior management reviews. Additionally, the Quality Management System provides for proper controls, conducts material review meetings, performs Mean Time Between Failure calculations to determine product reliability and works closely with suppliers to reduce incoming material defects. The U.S. and Netherlands-based facilities synchronize quality processes by standardizing many company-wide procedures.

        In keeping with our Company's commitment to quality products and services we adhere to the following corporate quality policy: Quality is the responsibility of every Optelecom-NKF employee and focuses on everything we do to maintain our competitive edge. Our commitment to quality includes a customer focus, individual ownership for quality, measurement and feedback systems, maintaining an ISO 9001:2008 compliant quality management system, and continual review of our quality objectives.

MANUFACTURING

        Both the US and the Netherlands-based facilities perform routine and specialized manufacturing, assembly, and product testing functions. We use equipment to automatically assemble components onto printed circuit boards at high speed, thereby lowering manufacturing costs and reducing the time-to-market for new product designs. We also maintain a quality assurance function and testing area that performs quality inspections along with optical and electrical testing. Raw materials and supplies used in our business include sheet metal, optical materials, plastic products, and various electronic components, most of which are available from numerous sources. Although the number of companies from which we can obtain optical emitters and detectors for use in our circuit assemblies is limited, availability is presently not a significant factor in our ability to provide products. However, suppliers have generally reduced inventory levels as a result of the economic downturn which can cause delays in the Company receiving certain components. In 2009, we continued to focus on decreasing the manufacturing defect rate, making throughput cycle-time improvements, and striving toward work-in-progress (WIP) reductions as the result of embracing lean concepts. This progress is all part of continuous, long-term improvement efforts.

COMPETITION

        We compete with other companies of roughly equal size that have similar or more resources as well as with much larger companies with greater resources. Our competitors include many privately held companies and some public corporations. The Company historically competes in two primary market segments, traffic monitoring and security surveillance. The competition in these markets often has established mature sales channels that allow for continued market penetration in both domestic and international markets. Management believes that the expansion of the Company's IP product offering through its sales and distribution channels worldwide will be the basis for future development.

SEASONALITY

        The Company's products are based on communications equipment technology. As such, seasonality affects our revenues to the extent that normal contracting activities are affected by capital budgets. We are also impacted in areas with colder climates as some outdoor projects are planned to avoid the winter months. This seasonality has often resulted in historically lower levels of revenue in the first half of the year when compared to revenue in the second half of the year.

EMPLOYEES

        At December 31, 2009, the Company had 160 full time equivalent employees worldwide, including 48 in manufacturing, 55 in sales and marketing, 33 in research, development and engineering, 3 in Electro Optics, and 21 in general management, quality management, finance and administration. We expect a decrease in headcount over the next 12 months.

CORPORATE

        The Company's principal executive offices are located at 12920 Cloverleaf Center Drive, Germantown, MD 20874. The Company's telephone number is (301) 444-2200. Our home page on the Internet is www.optelecom-nkf.com. The Company makes web site content available for informational purposes, which is not incorporated by reference into this Form 10-K.

Item 1A.    RISK FACTORS

Fluctuations in financial performance and recent losses could harm our ability to increase revenue and become profitable.

        We have experienced and may continue to experience fluctuations in our quarterly and annual operating results. For the year ended December 31, 2009, our financial performance included lower levels of revenue and gross profit compared to the year ended December 31, 2008. Our revenue declined approximately 20% during the year while gross profit declined from $27.2 million to $20.7 million. Factors that may cause operating results to vary and negatively impact our ability to become profitable include, but are not limited to, the shift by our customers from fiber optic to IP products, the need to transition our U.S. sales model to respond to the market shift to IP products, changing technology, new product transitions, delays in new product introductions, competition, shortages of system components, changes in the mix of products and services sold, economic factors, and timing of planned expenditures in facilities and research and development. The current economic environment is marked by significant instability and continued economic weakness may be expected for the near future. As a result of the impact of these and other factors, we may not be able to become profitable in the near future and past financial performance should not be considered to be a reliable indicator of the future performance in any particular fiscal period. We are somewhat limited in our ability to reduce expenses quickly in response to any revenue shortfalls. Therefore, our business, financial condition, and operating results could be adversely affected if we do not achieve increased revenues.

We may not be able to continue as a going concern.

        Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern modification to the report of our independent registered public accounting firm. If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our financial statements Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

        There can be no assurance that our plans will be successful, and other unforeseeable actions may become necessary. Any inability to obtain financing or raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business, and operations and result in charges that would be material to our business and results of operations.

Our current capital may not provide the funds necessary for our short and long-term cash requirements and we may not be able to secure additional funding.

        Our current capital resources including operating cash flows may not generate the funds needed for our short and long-term cash requirements. Accordingly, we would be required to seek additional funding. In those circumstances, we would look to increase our debt and/or pursue equity financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms. If issuing equity securities raises additional funds, further dilution to existing stockholders will result. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate product development, sales and marketing, and overhead costs or potentially be unable to make debt payments or meet other obligations.

The current economic environment has had a negative impact on our business and we may be required to restructure our operations.

        During 2009, our business experienced the effects of negative macroeconomic conditions, further aggravated by customer specific challenges and disruptions in the financial and credit markets globally. The affects on our business is spread across our customer segments and geographies with a particular focus in the U.S. Uncertainty around current macroeconomic and industry conditions persists, particularly the effect these conditions and a sustained lack of liquidity in the capital markets will continue to have on the capital spending of our customers. We are uncertain of the impact this may have in future periods on the spending or financial position of our customers. We can not be certain how long these conditions will continue and the magnitude of their effects on our business and results of operations. Consequently, these conditions have negatively affected our business and made our forecasting and planning more difficult. We expect the near term market conditions to be challenging and we continue to seek longer term market opportunities.

        During this period of uncertainty, we plan to balance our strategy of continued product development and manage our workforce and operating costs carefully to ensure that they are aligned with our business and market opportunities. To that end, during 2009 and 2008, we effected staff reductions and we continue to explore additional organizational changes and staff reductions that will allow us to better manage our operations and reduce operating costs. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize anticipated benefits from these efforts.

We issued $23.1 million of senior and subordinated notes in connection with our acquisition of NKF.

        In connection with the acquisition of NKF, we issued $23.1 million of senior and subordinated notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. By incurring indebtedness, the related risks that we face intensify. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital or other purposes and could make us more vulnerable to industry downturns and competitive pressures. The current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue equity or other financing, if available at all, to refinance the acquisition debt on less than favorable terms. At December 31, 2009, we have an outstanding balance of $14.7 million on this debt. The senior note of $1.9 million was paid in full in March 2010 and the subordinated note is due in full on March 8, 2011.

Our obligations under the promissory note issued to Draka Holding N.V. in connection with the acquisition of NKF are secured by the majority of our assets.

        On March 5, 2010, we entered into an amended and restated subordinated promissory note with Draka Holding N.V., pursuant to which Draka agreed to extend the term of the note to March 8, 2011. The current principal amount under the note is €9.1 million Euros ($12.5 million at the prevailing exchange rate on the transaction date). Our obligations under the note are secured by the assets of the Company and a pledge of 65% of the shares of Optelecom-NKF Holding B.V., our holding company in The Netherlands. Fair value of this 65% approximates $14.0 million at December 31, 2009. We do not expect to be able to generate sufficient cash from operations to pay the note when it becomes due. Accordingly, if we are unable to secure financing or equity to refinance the note, Draka could foreclose on its security interest and liquidate the assets securing our obligations under the note.

The loss of one or more of our major customers could adversely affect our business, financial condition and operating results.

        For the year ended December 31, 2009, approximately 20% of our revenues were accounted for by sales to five commercial customers. This is similar to the prior year when five customers represented 29% of our revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more significant customers selects products from one of our competitors for inclusion in future projects, our business, financial condition and operating results could be materially and adversely affected. There can be no assurance that current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. The loss of one or more of our current significant customers could materially and adversely affect our business, financial condition and operating results.

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

Our management structure is globally integrated.

        Our corporate structure globally integrates the management functions into one group to address the continually changing technology trends within the industry. The Company was previously established as individually and separately-managed units at our U.S. global headquarters and European operating facilities. Global integration includes product development, manufacturing, sales processes, finance and information technology. The challenges involved in this structure include the following:

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

        The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the worldwide credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. This financial crisis could impact the Company's business in a number of ways, as further discussed above and including:

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

  •
  tariffs and other trade barriers;

  •
  political, legal and economic instability in foreign markets;

  •
  difficulties in staffing and management;

  •
  language and cultural barriers;

  •
  seasonal reductions in business activities in the countries where our international customers are located;

  •
  integration of foreign operations;

  •
  longer payment cycles;

  •
  greater difficulty in accounts receivable collection; and

  •
  potential adverse tax consequences.

        Net revenue from International and U.S. based business accounted for 72% and 28%, respectively, of the Company's total revenue in 2009. Within the U.S. based business sales to customers in Canada, South and Central America were 12% in 2009. We expect that revenue from customers outside the United States will continue to account for a significant portion of our total net revenue.

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

If we are unable to generate new sales and return to profitability, our business and our financial condition and results of operations will be adversely impacted.

        Our lack of profitability in certain periods may impact our ability to attract customers, employees, investors and creditors. Our ability to sustain profitability in future periods will depend in large part on our ability to maintain current customers and generate new sales, to maintain or improve our rate of manufacturing utilization, and to manage sales, product development, and general and administrative expenses in proportion to our revenue. We cannot be certain that we will generate profits in the future and a failure to do so would have a material adverse effect on our business and our ability to operate. Our profitability and cash flow constraints are particularly emphasized in our U.S. operations where our recent sales levels underscore the need to succeed with the implementation of product advancements and sales improvements and maintain cost controls.

Item 1B.    UNRESOLVED STAFF COMMENTS

        The Company has no unresolved comments from the Securities and Exchange Commission.

Item 2.    PROPERTIES

        The Company's corporate headquarters and U.S. manufacturing facility is located at 12920 Cloverleaf Center Drive, Germantown, Maryland, where it leases 30,000 square feet of space, substantially all of which is occupied by the Company. The lease expires in August of 2013. We maintain a corporate office and manufacturing facility in Gouda, the Netherlands where we lease approximately 36,000 feet of space, all of which we fully occupy. This lease expires in March of 2015.

        The Company also maintains office space in Spain, France, Singapore and Dubai. Management believes that our facilities, which have been specifically designed and fitted to accommodate our requirements, are sufficient to meet our current and anticipated near-term growth needs.

Item 3.    LEGAL PROCEEDINGS

        None.

 PART II

Item 4.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Common Stock, representing its only class of publicly traded securities, is traded on the NASDAQ Global Market under the symbol OPTC. The following are the highest and lowest closing bid prices for the Common Stock as reported by NASDAQ during each quarter for the two years ended December 31, 2009 and 2008, respectively. These quotations may not necessarily reflect actual transactions:

	Bid Price
Quarter Ended	High	Low
December 31, 2009	$4.22	$1.92
September 30, 2009	4.69	3.13
June 30, 2009	4.89	3.07
March 31, 2009	5.02	3.05
December 31, 2008	6.75	3.76
September 30, 2008	8.85	6.30
June 30, 2008	8.96	6.60
March 31, 2008	8.33	6.57

        At March 12, 2010, the closing price of our Common Stock was $2.55.

        There were 3,676,006 shares of Common Stock outstanding as of March 12, 2010, and 470 record holders as of such date. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to use any future earnings to finance its operations or repay its debt obligations.

        The following is information on the Company's equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding A	Weighted Avergage Exercise Price of Outstanding Options B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) C
Equity compensation plans approved by security holders	469,345	$8.84	458,485
Equity compensation plans not approved by security holders

Totals	469,345	$8.84	458,485

Item 5.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected historic consolidated financial data for the periods and dates indicated. This information is derived from the Company's audited consolidated financial statements. The information set forth below is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31,	2009	2008	2007	2006	2005
Revenues, net	36,177	45,165	42,503	39,484	33,865
Net (loss) income	(2,396)	(1,756)	1,281	1,554	2,682
Basic (loss) earnings per common share	(0.66)	(0.48)	0.37	0.45	0.83
Diluted (loss) earnings per common share	(0.66)	(0.48)	0.37	0.44	0.80
As of December 31,
Total assets	41,188	47,148	49,963	46,274	38,868
Long-term obligations	14,519	13,787	17,749	17,833	18,787
Stockholders' equity	19,815	21,191	23,101	17,943	11,754

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Optelecom-NKF, Inc., manufacturer of Siqura® advanced video surveillance solutions, provides a full range of network products based on an open technology platform that simplifies integration and installation. Our Siqura solutions offer a blend of ease of use and processing power, enabling end-users to optimize the effectiveness of their surveillance systems while reducing the total cost of ownership. All products and solutions are developed and tested for professional and mission-critical applications, such as at highway departments, airports, seaports, casinos, public transport authorities, hospitals, city centers, shopping centers, military bases, and corporate and government campuses.

        Founded in 1972, all Optelecom-NKF IP surveillance solutions are marketed under the Siqura® name. Our corporate headquarters is in Germantown, Maryland, USA, with European corporate offices in Gouda, the Netherlands, and sales offices or support covering the Americas, France, Spain, the UK, Germany, Italy, Dubai, China and Singapore.

        Optelecom-NKF provides competitively priced, highly reliable, top quality equipment and solutions, along with technical advice and support. All products are developed and tested for real applications, particularly those that need to operate in challenging environmental conditions and across large distances between individual transmission sites. We are ISO 9001:2008 certified and dedicated to the ongoing improvement of our products and processes, applying a high level of quality monitoring to increase customer satisfaction.

        We sell our products worldwide through direct sales, commercial integrators and resellers. Management expects the primary sales channel to continue to be commercial integrators with an increasing emphasis on developing key accounts on a direct basis. In addition, several vendors incorporate the Company's products in their product offerings allowing the Company to penetrate markets we do not address directly.

        The Company continues to focus its resources on developing additional IP products, sales and distribution channels. Service and technical support programs are in place to attract and maintain a large network of integration companies. The Company primarily attracts new customer contacts through business development efforts and participation in trade shows in both the security and traffic markets. Our web site (www.optelecom-nkf.com) has enabled the convenient and rapid dissemination of information required by our distribution channel personnel and other interested parties to gather information necessary to select our equipment.

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

        We strive to continue improving our position as a producer and supplier of powerful, intelligent network video solutions by providing reliable and profitable products and services that enable customers around the world to reduce their total cost of ownership and enhance the effectiveness of their applications. Products for these markets are classified into the two broad categories of Video over IP and Video over Fiber.

        Video over IP solutions include video servers / codecs, IP cameras, Ethernet switches, recording and storage equipment. Also, to bring together all these hardware components, Siqura software solutions, Operator Office™ and the Optelecom-NKF SDK, help the user consolidate a complete video network under one, easy-to-use management platform.

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

        In addition to our two primary product categories of IP and Fiber Optics the Company operates an Electro Optics (EO) group focused on Interferometric Fiber Optic Gyro coils and manufacturing innovative optical devices under contract, primarily to U.S. government defense industry customers.

Effect of Recent Market Conditions and Uncertain Macroeconomic Environment on our Business

        Through the twelve months ended December 31, 2009, our financial performance included lower levels of revenue and gross profit compared to the year ended December 31, 2008. Our revenue declined 20% during the year while gross profit declined from $27.2 million to $20.7 million resulting in a net loss of $2.4 million. During 2009, our business experienced the effects of negative macroeconomic conditions, further aggravated by customer specific challenges and disruptions in the financial and credit markets globally. The affects on our business are spread across our customer segments and geographies with a particular focus in the U.S.

        Uncertainty around current macroeconomic and industry conditions persists, particularly the effect these conditions and a sustained lack of liquidity in the capital markets will continue to have on the capital spending of our customers. We are uncertain of the impact this may have in future periods on the spending or financial position of our customers. We can not be certain how long these conditions will continue and the magnitude of their effects on our business and results of operations. Consequently, these conditions have negatively affected our business and made our forecasting and planning more difficult. We expect the near term market conditions to be challenging and we continue to seek longer term market opportunities.

        During this period of uncertainty, we plan to balance our strategy of continued product development and manage our workforce and operating costs carefully to ensure that they are aligned with our business and market opportunities. To that end, during 2009 and 2008, we effected staff reductions which resulted in restructuring charges of approximately $127 thousand and $525 thousand, respectively, in severance costs.

        Our continuation as a going concern is dependent upon obtaining the financing necessary to operate the business. If we cannot find sources of additional financing to fund our working capital needs, we will be unable to obtain sufficient capital resources to operate the business. We continue to work toward refinancing our debt obligations which come due in March 2011. However, there is no guarantee that financing will be available for all or part of our outstanding debt. As a result, the Company announced it has authorized its investment banker, Seale & Associates, to expand its role and conduct a broad evaluation of strategic options.

RESULTS OF OPERATIONS

        Revenue for 2009 was $36.2 million, a decrease of 20% when compared to 2008. Information regarding the Company's U.S. and international based operations is included in the following table. For the purposes of this table and the following discussion, revenue classified as U.S. based includes Canada, Central and South America.:

	2009			2008
(Dollars in thousands)	U.S.	International	Total	U.S.	International	Total
Revenue	$10,021	$26,156	$36,177	$14,854	$30,311	$45,165
Less: Cost of Goods Sold	4,653	10,816	15,469	6,471	11,467	17,938

Gross Profit	$5,368	$15,340	$20,708	$8,383	$18,844	$27,227
Less: Operating Expenses	8,420	14,042	22,462	9,627	15,147	24,774

(Loss) Income from Operations	$(3,052)	$1,298	$(1,754)	$(1,244)	$3,697	$2,453

        Our international operations include the impact from foreign currency translation. On average, the Dollar was stronger in 2009 with an average exchange rate to the Euro of 1.39 compared to 1.47 in 2008. The result of a strengthening Dollar as it relates to our consolidated financial results is that we translated Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents.

        Overall, 2009 revenue from our international operations accounted for 72% of total revenue. Revenue in our European based operations decreased 14% to $26.2 million while international operating expenses decreased 7% during the year. The result is a 65% decrease in international operating profits which totaled $1.3 million in 2009. Excluding the impact of foreign exchange rates the international revenue decrease would have been 8% while the operating expenses would have decreased 2%. Our strongest region is Northern Europe representing almost 36% of the Company's worldwide revenue.

        Revenue in our U.S. based operations totaled $10.0 million in 2009 representing a 33% decline from 2008. U.S. operating expenses decreased 13% during the year. The result is an increased U.S. loss from operations in 2009 totaling $3.1 million. The U.S. business continues to be negatively impacted by a number of factors including the macro economic environment, a sales model that is often dependent upon third party representatives and dependence on a shrinking legacy fiber optic product market. The Mid-Atlantic, Northeast and Southeast collectively represent about 68% of the total U.S. business.

        Revenue by product category in the recent two year period was:

(Dollars in thousands)	2009	2008
Fiber Optic	$21,450	$29,891
IP Video	13,921	14,539
Electro Optics	806	735

Total Revenue	$36,177	$45,165

        The Company continues a transition to accommodate an industry-wide shift from video transmission over fiber optics to video over IP/Ethernet based solutions. Fiber Optic products sales in 2009 were down 28% to $21.4 million. This decline accelerated in the current period due to the market shift away from Fiber Optic and toward IP Video products and overall weakness in the economy. In prior years, the Company has invested in IP Video products. However, in 2009 there was a decrease of 5% in IP related revenue over 2008 due to slow U.S. sales and an overall weak macro environment.

        Consolidated gross profit was $20.7 million or 57% of revenues for the year ended December 31, 2009, compared to $27.2 million or 60% of revenues in 2008. The gross profit percentage was at the low end of the Company's ongoing target of 57 to 59 percent. The decline in our gross profit margin was primarily from excess capacity in our manufacturing facilities due to lower than expected sales volume. Gross profit was down $6.5 million and 24% in total as a result of the revenue decline. Excluding the impact of foreign exchange rates the consolidated gross profit margin decreased $5.5 million. The current year decrease is directly attributable to the decline in revenues and somewhat offset by efficiency realized in our manufacturing processes.

        The gross profit margin in our U.S. business was 54% in 2009 compared to 56% in 2008. This decline was caused by the reduced volume of sales during 2009. The gross profit margin in our international business was 59% in 2009 compared to 62% in 2008 with the reduction also primarily driven by lower sales volume. Lower revenue levels result in relatively higher costs of goods sold as the costs for personnel in direct labor positions and other fixed overhead costs are spread over a smaller revenue base.

        Our operating expense decreased during 2009 to $22.5 million from $24.8 million in 2008. The $2.3 million operating expense decline in 2009 includes savings from reduction in personnel related costs totaling $1.2 million and savings from other cost reduction efforts totaling $1.1 million. The current year decrease of $2.3 million includes a reduction of costs in the sales and marketing function totaling $354 thousand, reductions in engineering totaling $1.3 million and reductions in general and administrative costs of $617 thousand. The decrease in operating expenses in 2009 was offset by a $127 thousand charge for severance accruals as we completed a reduction in force in the third quarter which included sales, manufacturing, engineering and administrative personnel. The Company's actions have included changing or replacing certain U.S. sales personnel as we address a reduction in U.S. revenue and a market shift from fiber optic to IP products. In addition, we continue to transition our U.S. sales model and reorganize our sales channels to place greater emphasis on developing and supporting key accounts.

OTHER INCOME (EXPENSE)

        Other expense declined in 2009 to $841 thousand compared to a total of $996 thousand in 2008. Substantially all of our other expense is from interest expense and foreign exchange losses. Interest expense on notes payable was $808 thousand in 2009 compared to $858 thousand in 2008 as we paid down our bank term debt during the year. Our foreign exchange loss in 2009 was $38 thousand compared to a loss of $262 thousand in 2008 as a result of larger foreign exchange rate fluctuations in 2008.

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

        Additionally, there is an impact from the fluctuations in foreign exchange on the €7.3 million Euro-based subordinated note and related accrued interest residing on the U.S. parent company's books issued to Draka Holding, N.V. as part of the consideration during the acquisition of NKF. Prior to the aforementioned restructuring, the foreign exchange impact was included in comprehensive income (loss) as the note was identified as a hedge against the investment in NKF. As a result of that investment being transferred to the European holding company, the impact from the change in foreign exchange on the Subordinated Note and related accrued interest is now included in other income (expense).

INCOME TAXES

        The provision for income taxes in 2009 was a $199 thousand benefit compared to $3.2 million expense in 2008. The lower tax expense in 2009 was attributed primarily to the Company recording a full valuation allowance on our U.S. deferred tax assets in 2008. As a result of the full valuation allowance recorded against the U.S. deferred tax assets, we no longer record income tax benefit related to U.S. operating losses and other U.S. deferred tax assets. Based on the weight of the positive and negative evidence and the information available, management continued to conclude that it is not more likely than not that its U.S. deferred tax assets will be realized and therefore continued to record a full valuation allowance on U.S. deferred tax assets as of December 31, 2009. These deferred tax assets are still available for tax purposes to offset potential U.S. taxable income in the future.

INCOME (LOSS) FROM OPERATIONS

        Due to the factors described in Results of Operations, our income from operations in 2008 of $2.5 million declined to a loss from operations of $1.8 million in 2009. Considering the lower impact of the valuation allowance on our U.S. deferred tax assets in 2008 our net loss was $1.8 million in 2008 compared to a net loss of $2.4 million in 2009.

IMPACT OF INFLATION

        Inflation did not have a significant effect on the operations of the Company during 2009 or 2008, and we do not expect it to have a significant effect during 2010.

FINANCIAL CONDITION

        At December 31, 2009, the Company had cash on hand of $4.2 million, including restricted cash of $1.9 million. The cash is held primarily in our international business with the unrestricted portion totaling $2.3 million impacted by changes in foreign exchange rates. The $1.4 million decrease in cash as compared to December 31, 2008, primarily resulted from our operational loss coupled with the continued payment on debt instruments.

        Inventory balances decreased during 2009 as the Company managed purchasing to revised sales forecasts. The following shows the composition of inventory for the past two years:

(Dollars in thousands)	2009	2008
Production materials	$2,948	$4,164
Work in process	236	745
Finished goods	2,101	1,552
Allowance for obsolescence	(942)	(679)

Total inventories, net	$4,343	$5,782

        The total assets of the Company were $41.2 million at December 31, 2009, compared to $47.1 million at December 31, 2008, a decline of 13%. The Company had a decline in cash of $1.4 million, a decline in accounts receivable of $2.1 million, and a decline in inventory of $1.4 million. The reduction in cash is the result of lower cash flows from operating activities in 2009 combined with payment of principal on loans during the period. The decrease in accounts receivable and inventory are attributable to the reduction in sales levels during 2009 compared to the later part of 2008 coupled with a concerted effort by the Company to decrease general levels of inventory and collect on accounts receivable to improve liquidity.

        Total liabilities at year-end 2009 were $21.4 million, a $4.6 million decline from year-end 2008. The decline is primarily driven by a reduction in accounts payable, accrued payroll, taxes payable and debt outstanding. The decline in accounts payable is due to a reduction in purchases of production material associated with the decrease in revenue as well as timing of payments. The reduction in accrued payroll is from the reduction in bonus and commission payments in 2009 as a result of lower revenue over 2008. The decline in taxes payable is a result of tax payments made subsequent to year-end 2008 with limited tax owed in 2009 based on operating losses. The decline in debt outstanding is due to principal payments on senior financing during 2009. In March 2010, we paid in full the senior note of $1.9 million. The subordinated note of $12.8 million is due in March 2011 (see risk factors).

        Our stockholders' equity decreased from $21.2 million at December 31, 2008, to $19.8 million at December 31, 2009, a decline of 6%. This decrease is from a net loss of $2.4 million in 2009 offset by an increase in additional paid-in capital of $784 thousand as a result of stock compensation expense and an increase in accumulated other comprehensive income of $235 thousand from unrecognized foreign exchange gain as a result of the Euro and U.S. Dollar exchange rate at the balance sheet date.

LIQUIDITY AND CAPITAL RESOURCES

        We have outstanding debt totaling $14.7 million at December 31, 2009. $1.9 million is due within three months of December 31, 2009 and is therefore classified as current. The debt includes a senior term loan with a bank for $1.9 million with a balloon payment on February 28, 2010 and a subordinated note and related deferred interest totaling $12.8 million due in March 2011. We also have a line of credit which expires on February 28, 2010 that has no outstanding balance at December 31, 2009.

        On December 14, 2009, we entered into an amended financing agreement with our bank. Pursuant to the Amendment, the bank agreed to extend the term of the line of credit available to the Company until February 28, 2010. In consideration for this extension, we agreed to a reduction in our revolving credit facilities to $500 thousand and also agreed to restrict $1.9 million of cash as collateral for the term loan and revolving credit facilities. The cash collateral is restricted pursuant to a deposit account security agreement.

        On March 5, 2010, we entered into an amended and restated subordinated promissory note (the "Note") with Draka Holding N.V. ("Draka"), pursuant to which Draka agreed to extend the term of the Note to March 8, 2011. The current principal amount under the Note is €9.1 million Euros ($12.5 million on March 5, 2010). In consideration of Draka's agreement to extend the term of the Note, we agreed to pay Draka €155 thousand Euros ($222 thousand at December 31, 2009) under the Note and to make quarterly interest payments on the Note at an annual interest rate of 10%. Additionally, we agreed that if we have cash on hand in excess of $2.5 million at the end of any calendar quarter, we will pay such excess cash to Draka as a prepayment on the Note. Our obligations under the Note are secured by the assets of the Company and a pledge of 65% of the shares of Optelecom-NKF Holding B.V., our holding company in The Netherlands. Fair value of the 65% approximates $14.0 million at December 31, 2009. We are permitted under the Note to obtain up to a $750 thousand revolving line of credit that will be senior in priority to the Note and the Company's operating subsidiary in The Netherlands is permitted to obtain up to a $250 thousand revolving line of credit. Immediately prior to the amendment and restatement of the Note, we paid in full the senior term loan and our line of credit facilities were terminated.

        Cash on our balance sheet was $4.2 million at year-end, including restricted cash of $1.9 million. This cash is predominately in our European subsidiaries. Approximately €1.0 million Euros ($1.4 million as of December 31, 2009) of the unrestricted cash may be unavailable to support debt requirements and global operations due to cash collateral, legal and tax implications.

        The balance of our subordinated debt obligation totals $12.8 million at December 31, 2009. We continue to work through our options for refinancing this debt. In the current credit environment the availability of senior and subordinated financing is constrained. Therefore, we negotiated with the current holder of the subordinated debt to extend the due date to March 2011. The negative performance in recent periods combined with significant tightening of credit markets may make it unlikely that we will be able to finance a portion of or the full amount of debt owed in March 2011. We are not likely to be able to generate sufficient cash to pay the debt in March 2011.

        We need to secure additional financing to meet these obligations and are working to secure such financing. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms, if we are able to refinance. Further, the current economic environment, as well as concerns regarding future economic conditions, may continue to cause businesses and governments to defer or cancel purchases. If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms if it is available at all. If we are unable to extend or refinance the subordinated debt and default on repayment of the subordinated debt, the holder of the debt would have claims against Optelecom-NKF, Inc. and its subsidiaries. The subordinated note is secured by 65% interest in our European holding company effective March 5, 2010. If we default on repayment of the subordinated debt, this 65% interest in our European holding company would be available to the subordinated debt holder, subject to the rights of the senior debt. Fair value of this 65% approximates $14.0 million at December 31, 2009. Should this collateral prove insufficient to satisfy the obligation then the debt holder may have claims against additional assets of the holding company and the Company. Because cash payment of the subordinated note is unlikely, the debt holder may pursue claims against both the European holding company and the Company.

        We plan to finance our future working capital needs with our operating cash flow and use of senior credit on accounts receivable as needed. In the event these sources become insufficient to meet funding needs, the Company may be required to scale back sales and marketing expenses, product research and development costs, and overhead costs. Additionally, the Company would pursue additional debt or equity financing, and/or make dividend payments from its European operations. Dividends from international operations could result in an increased tax liability and tax expense to the Company and such dividends are limited based on cash available from operations and legal restrictions.

        As discussed previously, we continue to work toward refinancing our debt obligations which come due in March 2011. However, there is no guarantee that financing will be available for all or part of our outstanding debt. As a result, the Company announced that it has authorized its investment banker, Seale & Associates, to expand its role and conduct a broad evaluation of strategic options.

NEW ACCOUNTING STANDARDS

        In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures and clarifies some existing disclosures regarding fair value measurements. ASU 2010-06 is effective in the first quarter of 2010.

        In October 2009, the FASB issued authoritative guidance altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware's functionality. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is still assessing the potential impact of adopting the new authoritative guidance.

        In October 2009, the FASB issued authoritative guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the authoritative guidance, revenue may be allocated to the different elements in an arrangement based on relative selling price using the best estimate of selling price if vendor-specific or other third-party evidence of value is not available. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is still assessing the potential impact of adopting the new authoritative guidance.

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

        Revenue Recognition—Revenue from commercial sales is recognized when products are shipped and/or title passes pursuant to the terms of the agreement with the customer, the amount from the customer is fixed, and collectability is reasonably assured. In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold through the balance sheet date. Management evaluates the warranty reserve on at least a quarterly basis.

        Impairment of Long Lived Assets—In connection with our acquisition of NKF during 2005, the Company's long-lived assets increased significantly primarily related to acquired goodwill and other intangibles. With respect to acquired goodwill and intangibles with indefinite lives that are not amortized, we are required to perform an impairment test annually. This requires us to make certain difficult, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units. We measure fair value primarily on the basis of discounted expected future cash flows. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends. For long-lived assets with definite lives that are subject to amortization, we exercise judgment in assessing whether an event of impairment has occurred by comparing the carrying value of these assets with the expected future cash flows generated by the assets. As of December 31, 2009, no such impairments have occurred.

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

        Income Taxes—The Company accounts for income taxes in accordance with the FASB's guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The FASB's guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We maintain a full valuation allowance on our U.S, deferred tax assets and no valuation allowance on foreign deferred tax assets as we have historically been, and expect to be in the future, profitable in those foreign jurisdictions.

        Foreign Currency Effect on Cash Flows—The Company prepares its statement of cash flows in accordance with FASB Accounting Standard Codification 230, "Statement of Cash Flows". As such the Company computes the foreign currency impact on cash flows by first computing the statement of cash flows for its foreign subsidiaries using the functional currency for that subsidiary followed by a translation of these foreign currency cash flows, using the current exchange rate at the time of the cash flows into U.S. dollars. The effect of exchange rate changes on foreign cash balances is reported as a separate item in the reconciliation of the beginning and ending balances of cash and cash equivalents.

Item 6A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market Risk

        Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. We are exposed to financial market risks, primarily related to changes in foreign currency exchange rates. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted are based on a sensitivity analysis performed as of December 31, 2009. Actual results may differ materially.

Foreign Currency Risk

        We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the year ended December 31, 2009, a 10% change in the spot exchange rate would have changed our reported currency translation adjustment of $2.8 million by approximately $1.7 million. Additionally, fluctuations result in the remeasuring of non functional currency liabilities at reported balance sheet dates. The impact from the fluctuations in foreign exchange on these liabilities is included in other income (expense).

Interest Rate Risk

        At December 31, 2009, we have interest rate risk to the extent that interest rate changes expose our fixed rate long-term debt to changes in fair value. As of December 31, 2009, we had $10.5 million of fixed rate debt. In addition, the Company accrues deferred interest on the fixed rate debt which totals $2.2 million at December 31, 2009. This debt is denominated in Euros and results from our acquisition of NKF in March 2005. During 2009 and 2008, the interest on this debt was 6.0%. We renegotiated the debt in March 2010 to extend the due date to March 2011, and agreed to a fixed interest rate of 10%. There is no further interest rate risk on the senior note as we paid this off in full in March 2010.

Item 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Optelecom-NKF, Inc.:

        We have audited the accompanying consolidated balance sheet of Optelecom-NKF, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2009. In connection with our audit of the consolidated financial statements, we have also audited financial statement Schedule II for the year ended December 31, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optelecom-NKF, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 13 to the consolidated financial statements, the Company has suffered losses from operations, has substantial debt maturing, and its viability is dependent on the success of its future operations and ability to obtain future financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 13. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
McLean, VA March 30, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Optelecom-NKF, Inc.

        We have audited the accompanying consolidated balance sheet of Optelecom-NKF, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statement of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2008. Our audit of the basic financial statements included the financial schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optelecom-NKF, Inc. as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON, LLP

McLean, Virginia
March 30, 2010

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

(Dollars in Thousands, Except Share Amounts)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,344	$5,671
Restricted Cash	1,900	—
Accounts receivable, net of allowance for doubtful accounts of $386 and $245	8,209	10,290
Inventories, net	4,343	5,782
Deferred tax asset—current	240	205
Prepaid expenses and other current assets	893	1,152

Total Current Assets	17,929	23,100
Property and equipment, less accumulated depreciation of $5,681 and $7,820	1,593	2,063
Intangible assets, net of accumulated amortization of $3,609 and $2,870	6,609	7,180
Goodwill	14,848	14,603
Other assets	209	202

TOTAL ASSETS	$41,188	$47,148

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of notes payable and interest payable	1,907	3,468
Accounts payable	2,012	3,634
Accrued payroll	1,225	1,841
Commissions payable	55	198
Accrued warranty reserve	422	410
Taxes payable	—	931
Other current liabilities	1,233	1,688

Total Current Liabilities	6,854	12,170
Notes payable	12,818	10,367
Deferred tax liabilities	1,513	1,427
Interest payable	—	1,744
Other liabilities	188	249

Total Liabilities	21,373	25,957
STOCKHOLDERS' EQUITY
Common stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 3,653,644 and 3,645,084 shares as of December 31, 2009 and December 31, 2008, respectively	110	109
Additional paid-in capital	17,036	16,252
Accumulated other comprehensive income	2,769	2,534
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
Retained earnings	1,165	3,561

Total stockholders' equity	19,815	21,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,188	$47,148

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(Dollars in Thousands, Except Share and Per Share Amounts)

	2009	2008
Revenue	$36,177	$45,165
Cost of goods sold	15,469	17,938

Gross profit	20,708	27,227
Operating expenses:
Sales and marketing	10,745	11,099
Engineering	4,740	6,013
General and administrative	6,305	6,923
Amortization of intangibles	672	739

Total operating expenses	22,462	24,774
Income (loss) from operations	(1,754)	2,453
Other expense, net	841	996

Income (loss) before income taxes	(2,595)	1,457
Provision (benefit) for income taxes	(199)	3,213

Net (loss) income	$(2,396)	$(1,756)

Basic (loss) income per share	$(0.66)	$(0.48)

Diluted (loss) income per share	$(0.66)	$(0.48)

Weighted average common shares outstanding—basic	3,647,543	3,638,783

Weighted average common shares outstanding—diluted	3,647,543	3,638,783

Net (loss) income	$(2,396)	$(1,756)
Foreign currency translation	235	(872)

Comprehensive (loss) income	$(2,161)	$(2,628)

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
BALANCE January 1, 2008	3,632,083	$109	$15,534	$3,406	$(1,265)	$5,317	$23,101
Common stock issued from the exercise of options	515	—	2				2
Common stock issued from employee stock purchase plan	6,356		48				48
Stock Awards	10,000		74				74
Restricted stock forfeited	(3,870)						—
Stock based compensation			594				594
Foreign currency translation				(872)			(872)
Net (loss)						(1,756)	(1,756)

BALANCE DECEMBER 31, 2008	3,645,084	109	16,252	2,534	(1,265)	3,561	21,191
Common stock issued from employee stock purchase plan	4,875		16				16
Stock Awards	10,625	1	42				43
Restricted stock forfeited	(6,940)		0				0
Stock based compensation			726				726
Foreign currency translation				235			235
Net (Loss)						(2,396)	(2,396)

BALANCE DECEMBER 31, 2009	3,653,644	$110	$17,036	$2,769	$(1,265)	$1,165	$19,815

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(Dollars in Thousands)

	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,396)	$(1,756)
Adjustments to reconcile net (loss)income to net cash provided by operating activities:
Depreciation and amortization	1,598	1,743
Accounts receivable provision	125	27
Change in allowance for inventory obsolescence	254	(53)
Accrued warranty reserve	8	3
Stock based compensation	769	670
Deferred rent	(61)	(7)
Deferred tax asset	30	2,299
Change in assets and liabilities:
Accounts and contracts receivable	2,090	(1,102)
Inventories	1,223	(628)
Prepaid expenses and other current assets	267	(86)
Other assets	(4)	(6)
Accounts payable and other accrued expenses	(2,842)	2,278
Other liabilities	(518)	347

Net cash provided by operating activities	543	3,729

Cash Flows from Investing Activities:
Capital expenditures	(426)	(550)

Net cash used in investing activities	(426)	(550)
Cash Flows from Financing Activities:
Net (decrease) increase in bank line of credit	—	(1,000)
Increase in restricted cash	(1,900)	—
Payments on notes payable and capital leases	(1,583)	(1,515)
Proceeds from employee stock purchase plan	17	46
Proceeds from exercise of stock options	—	2

Net cash used in financing activities	(3,466)	(2,467)

Effect of exchange rates on cash and cash equivalents	22	(84)

Net (decrease) increase in cash and cash equivalents	(3,327)	628
Cash and cash equivalents—beginning of period	5,671	5,043

Cash and cash equivalents—end of period	$2,344	$5,671

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$298	$251

Cash paid during the period for income taxes	$832	$31

The accompanying notes are an integral part of these consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

1. Nature of Business and Summary of Significant Accounting Policies

        Nature of Business—Optelecom-NKF, Inc. (the Company) is a Delaware corporation that was organized in 1972. The Company, developer of Siqura® advanced video network solutions, is a global supplier of advanced video surveillance solutions, including IP cameras, video servers/codecs, network video recorders, fiber transmission equipment, video management and video analytics software. We deliver complete solutions for traffic monitoring and security of airports, seaports, casinos, prisons, utilities, public transit, city centers, hospitals, and corporate campuses. The Optelecom-NKF corporate headquarters is in Germantown, Maryland, USA, with European corporate offices in Gouda, the Netherlands, and sales or support offices covering the Americas, France, Spain, the UK, Germany, Italy, Dubai, and Singapore.

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

        Accounts Receivable—Accounts receivable potentially subjects the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company regularly monitors and assesses its risk of not collecting amounts owed by its customers. This evaluation is based upon an analysis of amounts current and past due along with relevant history and facts such as collection history, the results of credit inquiries and the impact of credit insurance maintained by the Company. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

        Revenue Recognition—Revenue from commercial sales is recognized when products are shipped and/or title passes pursuant to the terms of the agreement with the customer, the amount from the customer is fixed, and collectability is reasonably assured.

        Product Warranty—In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods generally ranging from one to five years. Warranty reserves and allowances for product returns are established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

through the balance sheet date. The following is a summary of the Company's warranty obligation for the years ended December 31:

(Dollars in thousands)	2009	2008
Balance, beginning of year	$410	$418
Provision for warranty obligations	211	104
Charges against warranty obligations	(199)	(112)

Balance, end of year	$422	$410

        Inventories—Production materials are valued at the lower of cost or market applied on an actual cost basis. Work-in-process and finished goods inventory includes direct labor, materials and overhead and are valued at the lower of cost or market, cost being determined using actual costs on a specific identification basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions as well as historical inventory turnover. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2009 and 2008, the reserve for inventory obsolescence was $942 thousand and $679 thousand, respectively.

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

        Goodwill—Goodwill acquired in connection with business acquisitions is stated at fair value on the date of purchase. Goodwill is not amortized, but it, as well as other intangible assets with indeterminate lives, are subject to an annual impairment test. The primary assumptions underlying the impairment test are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of goodwill or intangible assets resulting from these impairment tests during 2009 as the fair value of the reporting unit is in excess of its carrying value. Goodwill increased from $14.6 million at December 31, 2008, to $14.8 million at December 31, 2009. This increase is the result of prevailing foreign exchange rates at the respective balance sheet dates.

        Intangibles—Intangibles acquired in connection with business combinations are stated at their fair value on the date of purchase. The costs of intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of three to eleven years. The recoverability of carrying values of amortizable intangible assets is evaluated on a recurring basis whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying value of these assets with the expected future cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount which the carrying amount of the assets exceeds their fair value. The changes in intangibles carrying value are the result of foreign exchange fluctuations and amortization.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        As of December 31, 2009, intangible assets are comprised of the following (in thousands).

Description	Purchase value	Amortization Period in Years	Accumulated Amortization	Net value
Intangible indefinite life:
Tradenames	$2,293		$—	$2,293
Intangible amortizable:
Customer Relationships	7,596	11	(3,280)	4,316
Non-Compete Agreement	328	3	(328)	$—

Total Intangibles	$10,217		$(3,608)	$6,609

        The aggregate amortization expense of intangible assets was $672 thousand and $739 thousand for the years ended December 31, 2009, and 2008, respectively. It is anticipated that amortization expense for these intangibles will be approximately $3.4 million over the next five years.

        Research and Development Costs—Research and development costs are expensed as incurred and included as a component of engineering expense in the consolidated statements of operations. The Company incurred research and development costs of $4.1 million and $5.5 million for the years ended December 31, 2009 and 2008 respectively.

        Income Taxes—The Company accounts for income taxes in accordance with the FASB's guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The FASB's guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        It is the Company's policy to classify interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2009 and 2008, there were no interest and penalties associated with uncertain tax provisions.

        Stock-Based Compensation—The Company accounts for stock based compensation under FASB Codification 718-10 Compensation—Stock Compensation which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair value based option pricing model. Compensation expense is recognized for awards that were granted, modified, repurchased or cancelled on or after January 1, 2006. Share-based tax-affected compensation expense recognized under this method for the years ended December 31, 2009 and 2008 was $769 thousand and $670 thousand, respectively. As of December 31, 2009, total unamortized compensation expense related to non-vested share-based compensation was $392 thousand and is expected to be recognized over a period of 0.83 years.

        Foreign Currency Translation/Transactions—The functional currency of the Company's international operations is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the exchange rates in effect at the end of the year and revenue and

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

        Cash and Cash Equivalents—The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company is exposed to a concentration of credit risk as the majority of the Company's cash resides in European banks. Government insurance affords coverage only up to 100 thousand Euros per account holder per bank. On December 14, 2009, we entered into an amended financing agreement with our bank. Pursuant to the Amendment, we agreed to a reduction in our revolving credit facilities and also agreed to restrict $1.9 million of cash as collateral for the term loan and revolving credit facilities. The cash collateral is restricted pursuant to a deposit account security agreement.

        Fair Value of Financial Instruments—The carrying amounts approximate fair value of the Company's cash and short-term financial instruments. The carrying value of the senior note approximates fair value. It is not practicable to estimate the fair value of the subordinated note, which had a carrying value of $12.8 million, including accrued interest at December 31, 2009. At December 31, 2009, interest on this note was at 6%, but this was amended to 10% on March 5, 2010, in accordance with the extension of the due date to March 8, 2011. We are unable to estimate the fair value of the note due to lack of available financing and because the debt is not traded.

        Advertising and Promotion Expenses—Costs of advertising are expensed as incurred. Advertising and promotion expenses for the years ended December 31, 2009 and 2008 were $924 thousand and $949 thousand, respectively.

        Sales Tax—The Company presents all non-income government-assessed taxes (sales, use, and value added taxes) collected from its customers and remitted to governmental agencies on a net basis (excluded from revenue) in its financial statements.

        Concentration of Customers—For the twelve months ended December 31, 2009, approximately 20% of our revenues were accounted for by sales to five commercial customers. In 2008 five commercial customers represented 29% of our revenues.

        Earnings Per Share—Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of shares outstanding plus the impact of stock options using the treasury stock method, provided the options are not anti-dilutive. Options to purchase 469 thousand and 517 thousand weighted average shares of common stock were outstanding during the years ended December 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

        The computation of basic and diluted loss per share for the years ended December 31, 2009 and 2008, is as follows:

(Dollars in thousands, except share amounts)	2009	2008
Basic (loss) income per share:
Net (loss) income	$(2,396)	$(1,756)

Weighted average common shares—basic	3,647,543	3,638,783
Basic (loss) income per share	$(0.66)	$(0.48)
Diluted (loss) income per share:
Net (loss) income	$(2,396)	$(1,756)

Weighted average common shares—basic	3,647,543	3,638,783
Assumed conversion of:
Stock options	—	—

Weighted average common shares—diluted	3,647,543	3,638,783

Diluted (loss) income per share	$(0.66)	$(0.48)

        Subsequent Event Policy—We have evaluated material events and transactions that have occurred after December 31, 2009, and concluded that no subsequent events, other than those disclosed herein, have occurred that require adjustment to or disclosure in this Form 10-K.

2. Accounts and Contracts Receivable

        Accounts and contracts receivable consisted of the following at December 31:

(Dollars in thousands)	2009	2008
Accounts and contracts receivable	$8,595	$10,535
Less: Allowance for doubtful accounts	(386)	(245)

Total accounts and contract receivable, net	$8,209	$10,290

3. Inventories

        Inventories consisted of the following at December 31:

(Dollars in thousands)	2009	2008
Production materials	$2,948	$4,164
Work in process	236	745
Finished goods	2,101	1,552
Allowance for obsolescence	(942)	(679)

Total inventories, net	$4,343	$5,782

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

4. Property and Equipment

        Property and equipment consisted of the following at December 31:

(Dollars in thousands)	2009	2008
Laboratory equipment	$1,751	$3,377
Office equipment	1,330	2,376
Leasehold improvements	1,606	1,575
Computer hardware and software	2,587	2,555

	7,274	9,883
Less accumulated depreciation and amortization	(5,681)	(7,820)

Property and equipment, net	$1,593	$2,063

        Assets under capital leases are included in the above categories and consisted of the following:

(Dollars in thousands)	2009	2008
Laboratory equipment	$85	$85
Office equipment	269	269

	354	354
Less accumulated depreciation and amortization	(328)	(283)

Net property and equipment under capital leases	$26	$71

        Depreciation and amortization expense was approximately $1.0 million for each of the years ended December 31, 2009 and 2008. Amortization expense for property and equipment under capital leases was $45 thousand and $52 thousand for the years ended December 31, 2009 and 2008, respectively, and is reflected in depreciation and amortization expense. We are evaluating strategic alternatives for our business. It is possible that certain actions taken as a result of this evaluation could result in impairment of long lived assets in 2010.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

5. Other Intangible Assets

        As of the dates indicated, other intangible assets are comprised of the following (in thousands):

	December 31,
	2009			2008
Description	Purchase value	Accumulated Amortization	Net value	Purchase value	Accumulated Amortization	Net value
Goodwill:	$14,848	$0	$14,848	$14,603	$0	$14,603
Intangible indefinite life:
Tradenames	$2,293	$0	$2,293	$2,256	$0	$2,256
Intangible amortizable:
Customer Relationships	$7,596	$3,280	$4,316	$7,471	$2,547	$4,924
Non-Compete Agreement	$328	$328	$0	$323	$323	$0

Total Intangibles	$25,065	$3,608	$21,457	$24,653	$2,870	$21,783

        The aggregate amortization expense of intangible assets was $672 thousand and $739 thousand for the years ended December 31, 2009, and 2008, respectively. Changes in the value of goodwill and indefinite lived intangible assets from the date of acquisition to December 31, 2009, are a result of foreign exchange fluctuations.

        Estimated future aggregate annual amortization expense for intangible assets is as follows (dollars in thousands):

Year ended December 31,
2010	$690
2011	690
2012	690
2013	690
2014	690
Thereafter	866
TOTAL	$4,316

6. Income Taxes

        The components of income (loss) before income taxes consisted of the following for the years ended December 31:

(Dollars in thousands)	2009	2008
U.S. Operations	$(1,758)	$32
Non-U.S. Operations	(837)	1,425

	$(2,595)	$1,457

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

6. Income Taxes (Continued)

        The components of the (benefit) provision for income taxes for the years ended December 31 are summarized as follows:

(Dollars in thousands)	2009	2008
Current Expense (Benefit)
U.S. Operations	$(10)	$15
Non-U.S. Operations	(218)	1,082

	$(228)	$1,097
Deferred Expense (Benefit)
U.S. Operations	$—	$2,921
Non-U.S. Operations	29	(805)

	$29	$2,116
Total	$(199)	$3,213

        The difference between the federal income tax expense (benefit) and the amount computed applying the statutory federal income tax rate are summarized as follows for the years ended December 31:

	2009	2008
United Sates Federal tax at statutory rates	34.0%	34.0%
(Reduction) increase of taxes:
State taxes, net of federal benefit	(10.4)%	(6.9)%
Valuation allowance related to net deferred tax assets	(17.6)%	189.3%
Impact of foreign operations	9.9%	7.9%
Business tax credits	(0.2)%	(1.5)%
Stock option shortfalls	(8.6)%	0.0%
Permanent differences	(0.3)%	(1.5)%
Other	0.9%	(0.8)%

Effective income tax rate	7.7%	220.5%

        The impact of foreign operations includes the foreign tax rate differential, the permanent differences related to the foreign subsidiaries and the U.S. tax impact resulting from the restructuring of the foreign operations.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

6. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for income tax and financial reporting purposes. The components of deferred income tax liabilities and assets as of December 31 are as follows (dollars in thousands):

	2009	2008
Deferred tax assets:
Excess book depreciation	$165	$84
Inventory	212	129
Accrued vacation	70	62
Deferral of rent expense	66	94
Bad debt expense	7	21
Tax credits	1,850	1,372
Deferred compensation	185	331
Unrealized foreign exchange loss	810	670
Other	526	653
Net operating loss	479	266

Gross deferred tax asset	4,370	3,682
Valuation allowance	(3,503)	(3,045)

Deferred tax assets	867	637
Deferred tax liabilities:
Intangibles	(1,685)	(1,831)
Unrealized foreign exchange gain	(407)	—
Other	(47)	(28)

Total deferred tax liabilities	(2,139)	(1,859)

Net deferred tax assets (liabilities)	$(1,272)	$(1,222)

Reported as:
Current deferred income tax assets	$241	$205
Long-term deferred income tax liabilities	(1,513)	(1,427)

Net deferred income tax (liabilities)	$(1,272)	$(1,222)

        The exercise of stock options and certain stock grants generated an income tax deduction equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of December 31, 2009, the cumulative amount of the unrecognized tax benefit related to such option exercises and certain stock grants was $655 thousand.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

6. Income Taxes (Continued)

        As of December 31, 2009 and 2008, the Company had federal and state tax-effected net operating loss carryforwards of approximately $461 thousand and $277 thousand, respectively, for U.S. income tax purposes. These carryforwards begin to expire in the year 2028. As of December 31, 2009 and 2008, the Company had tax credit carryforwards of approximately $1.9 million and $1.4 million, respectively, for U.S. income tax purposes. These tax credit carryforwards begin to expire in the year 2018. The use of these net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change of ownership as determined by the Internal Revenue Service. The effects of potential ownership changes, if any, have not been analyzed by the Company.

        As of December 31, 2009, the Company has recorded a valuation allowance of approximately $3.5 million against the U.S. deferred tax assets. In evaluating the amount of the valuation allowance as of December 31, 2009, we considered all available positive and negative evidence, including past operating results, the reversal of temporary differences, the forecasts of future taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. Based on the weight of the positive and negative evidence and the information available, management concluded that it is not more likely than not that its U.S. deferred tax assets will be realized. The Company established a valuation allowance of $3.2 million in 2008. The change in the valuation allowance from December 31, 2009 to December 31, 2008, was an increase of $458 thousand related to the valuation allowance recorded against the U.S. net deferred tax assets generated during 2009.

        The Company files tax returns in the U.S. federal jurisdiction, as well as various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2006 to 2009 remain open to examination by U.S. and state tax authorities. However, due to net operating loss and credit carryforwards, the tax authorities can recompute income from a closed year in order to determine the net operating loss and credit carryforwards allowable in an open year. The tax years 2006 to 2009 also remain open to examination by the foreign tax authorities.

        As of January 1, 2009, the Company had a total unrecognized tax benefit of $720 thousand, of which $56 thousand related to tax positions taken in prior years that did not meet the more-likely-than-not recognition threshold and $624 thousand related to stock compensation deductions.

        The change in the Company's unrecognized tax benefits are shown in the table below:

(In Thousands)	2009	2008
Balance at January 1,	$765	$720
Additions related to current year windfall tax benefits		45
Subtractions related to changes in state tax rates on prior year windfall tax benefits	(54)

Balance at December 31,	$711	$765

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

7. Notes Payable

        Notes payable consist of the following at December 31:

(Dollars in thousands)	2009	2008
Senior term loan with a bank due Feb 2010	$1,907	$3,432
Microsoft note payable	18	54
Subordinated note due March 2011(1)	12,818	12,093

	$14,743	$15,579
Less: Current Portion	(1,925)	(3,468)

Total Notes Payable	$12,818	$12,111

(1)
Includes $2.3 and $1.7 million of deferred interest payable on the subordinated note for the years ended December 31, 2009 and 2008, respectively.

        In June 2008, the Company implemented a new European holding company structure in the Netherlands which provides a more flexible corporate structure. The Company established a new Dutch entity that is a subsidiary of the U.S. parent company and holds all of the Company's international subsidiaries. The new structure is intended to facilitate enhanced management of international operations and improvements in cash management and income tax planning. The balance and interest rate on the term debt were not changed in the restructuring, however the debt is now included in the European holding company in place of the U.S. legal entity. The Company made approximately $1.5 million USD principal payments on this loan during both 2008.

        The balance of the senior term loan at December 31, 2009, was $1.9 million. The term loan carries interest at the rate of LIBOR plus a margin that can range from 2.25% to 3.25% depending on the Company's leverage position. At the recent quarter end the interest rate on this term loan was 4.2%. There is $1.9 million of restricted cash that supports the senior term loan.

        The June 2008 restructuring included the transfer of our Dutch operating subsidiary (Optelecom-NKF B.V.) from the U.S. parent company to the new European holding company. Consideration for the transfer included an intercompany note receivable to the U.S. parent and a corresponding note payable from the European holding company. The intercompany note is in U.S. Dollars and totaled $15.0 million with a balance of $8.6 million on December 31, 2009. The impact from the fluctuations in foreign exchange on the intercompany note payable is included in Other Income (Expense), net in our Consolidated Statement of Operations.

        On March 8, 2005, the Company completed the acquisition of NKF Electronics B.V. from Draka Holding, N.V. ("Draka") and issued a Euro based Subordinated Note to Draka for a portion of the acquisition price. The principal balance of the Subordinated Note to Draka was $10.5 million at December 31, 2009. The Subordinated Note is denominated in Euros and the liability increased $697 thousand since issuance in March 2005 due to the impact of the exchange rate changes. The note is due in March 2011. Upon completion of the previously discussed restructuring the impact from the change in foreign exchange rates on the Subordinated Note is included in the Other Income (Expense), net on our Consolidated Statements of Operations. Prior to the restructuring, it was included in

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

7. Notes Payable (Continued)

Comprehensive Income as it was considered to be a hedge in the net investment of our NKF subsidiary.

        At December 31, 2009, the Subordinated Note accrues interest at a rate of 6% per annum. $2.3 million of deferred interest payable has been accrued from the acquisition date through December 31, 2009. The impact from the change in foreign exchange on the accrued interest payable is included in the Other Income (Expense), net on our Consolidated Statements of Operations.

        At December 31, 2009, the Company had $500 thousand available on its bank line of credit and had no outstanding balance on this line of credit as of such date. At December 31, 2008, the Company had up to $5.0 million available on its bank line of credit and had no outstanding balance. The Company terminated its bank line of credit facilities in March 2010.

        On March 5, 2010, the Company entered into an amended and restated Subordinated Note issued to Draka (the "Note") and Draka agreed to extend the term of the Note to March 8, 2011. The current principal amount under the Note is €9.1 million Euros ($12.5 million at March 5, 2010). In consideration of Draka's agreement to extend the term of the Note, the Company agreed to pay Draka €155 thousand Euros ($222 thousand at December 31, 2009) under the Note and to make quarterly interest payments on the Note at an annual interest rate of 10%. Additionally, the Company agreed that if it has cash on hand in excess of $2.5 million at the end of any calendar quarter, it will pay such excess cash to Draka as a prepayment on the Note. The Company's obligations under the Note are secured by the assets of the Company and a pledge of 65% of the shares of Optelecom-NKF Holding B.V., the Company's holding company in The Netherlands. Fair value of this 65% interest approximates $14.0 million at December 31, 2009. The terms of the amended and restated Subordinated Note prohibit the Company from paying dividends to stockholders. The Company is permitted under the Note to obtain up to a $750 thousand revolving line of credit that will be senior in priority to the Note and the Company's operating subsidiary in The Netherlands is permitted to obtain up to a $250 thousand revolving line of credit. Immediately prior to the amendment and restatement of the Note, the Company paid in full its senior term loan and terminated line of credit.

        For the years ended December 31, 2009 and 2008, the Company recorded $808 thousand and $858 thousand respectively of interest expense.

        Scheduled maturities on notes payable are as follows for each of the next five years:

Year ended December 31, (Dollars in thousands):
2010	$1,925
2011	12,818	(1)
2012 and thereafter	—

	$14,743

(1)
Includes $2.3 million of deferred interest payable related to the Subordinated Note.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

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

        We have a lease for office facilities located in the Netherlands that expires in March 2015, in France that expires in June 2012, in Dubai that expires December 2012, in Singapore that expires December 2010 and Spain which expires in April 2011.

        As of December 31, 2009, future net minimum rental payments required under capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year ended December 31, (Dollars in thousands):	Operating	Capital	Total
2010	$1,404,130	$—	$1,404,130
2011	1,289,193		1,289,193
2012	1,213,434		1,213,434
2013	980,066		980,066
2014	568,736		568,736
Thereafter	142,184		142,184

Gross Payments	$5,597,743	$—	$5,597,743
Less Amounts Representing Interst	—	—	—

Net Minimum Rental Payments	$5,597,743	$—	$5,597,743

        Rent expense was $1.2 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively.

        Legal Proceedings—Optelecom-NKF is not involved in legal proceedings or litigation at this time.

9. Restructuring Charge

        In September of 2009, the Company recorded pre-tax severance charges of approximately $127 thousand related to a reduction in force in the U.S. and Europe as a result of a review of its operations. The majority of these charges were paid out in 2009. During the fourth quarter of 2008, the Company adopted a restructuring plan ("2008 Restructuring"), and recorded a restructuring charge of $525 thousand for severance related costs. The Company paid this accrual out in its entirety in 2009. The Company included both the 2009 and 2008 severance charges in engineering, sales and general and administrative expenses.

10. Stockholders' Equity

        Common Stock—During 2008 proceeds from the exercise of stock options for the purchase of 500 shares of common stock were $2 thousand. There were no exercises of stock options during 2009.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

10. Stockholders' Equity (Continued)

        Stock Purchase Plan—The Company's Stock Purchase Plan is intended to give employees a convenient means of purchasing shares of Common Stock through payroll deductions. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each calendar quarter. The cost per share will be 15% of the lower of the closing price of the Company's Common Stock as reported by NASDAQ on the first or the last day of the calendar quarter. The Company has reserved 200,000 shares of Common Stock for issuance under the Stock Purchase Plan. As of December 31, 2009, 89,996 shares have been issued under the Stock Purchase Plan.

        Director's Stock Compensation—As of July 1, 2006, each non-employee Director is granted 625 shares of restricted common stock at the closing price on the first day of each calendar quarter. The Company issued 10,625 and 10,000 shares of common stock to directors in 2009 and 2008, respectively.

        Stock Options—The Company has two stock-based compensation plans; the 2001 Nonqualified Director Stock Option Plan ("2001 Plan") and the Optelecom-NKF, Inc. 2008 Stock Incentive Plan ("2008 Plan").

        The 2001 Plan provides for up to 178,500 shares available for grant. The plan provides for the grant of stock options and restricted stock. Options under this plan are granted to non-employee directors at fair market value on the date of the grant are exercisable upon grant and expire five years thereafter. Restricted stock under this plan is restricted from sale for a period of two years. There were 70,798 awards available for future grant at December 31, 2009.

        Effective June 1, 2008, the Company adopted the 2008 Plan (the "2008 Plan"), which replaced the Optelecom, Inc. 2002 Stock Option Plan (the "2002 Plan"). Awards under the 2008 Plan are available only to employees. The 2008 Plan provides for the grant of up to 500,000 shares of common stock to participants, plus 70,000 remaining shares carried over from the 2002 Plan. The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units, or performance awards. The exercise price of each option is the market value of the stock at the grant date. Options issued in 2009 and 2008 are 100% exercisable two years from the grant date. Options expire between five and ten years from the date of grant and, in most cases, upon termination of employment.

        It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $726 thousand and $670 thousand, respectively. In each of the periods described above, compensation expense related to these plans was recorded in the Consolidated Statements of Operations. At the years ended December 31, 2009 and 2008, the Company had $17 thousand and $21 thousand of share-based compensation expense capitalized in inventory. The Company did not realize any income tax benefits from stock-based payment plans during the year ended December 31, 2009, as discussed in Note 6.

        The Company recognizes the fair value of service based options as stock compensation expense on a straight line basis over the requisite service period. The fair value of each stock option award was

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

10. Stockholders' Equity (Continued)

estimated on the date of grant using a Black Scholes option-pricing model based on the following weighted average assumptions:

	3/9/2009	6/5/2008	3/5/2008
Expected Dividend yield	0.00%	0.00%	0.00%
Expected volatility	65.29%	52.00%	56.00%
Risk-free interest rate	2.30%	2.52%	2.19%
Expected term	7.00	7.00	3.26

        A summary of the status of the Company's aggregate stock option awards under its Plans during the years ended December 31, 2009 and 2008 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2008	541,043	$9.73	3.53	$—

Granted	63,449	3.10
Excercised	—	—
Forfeited	(8,144)	5.90
Expired	(127,003)	9.93

Outstanding, December 31, 2009	469,345	$8.84	4.16	$—

Vested and expected to vest,
December 31, 2009	466,048	$8.86	4.13	$—

Excercisable, December 31, 2009	290,858	$10.15	1.75	$—

        The following table summarizes information about all stock options outstanding at December 31, 2009.

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.10 to $6.96	78,671	7.76	$4.02	9,000	$3.10
$6.97 to $11.98	328,935	3.87	8.88	220,119	9.13
$11.99 to $18.65	54,489	1.14	13.92	54,489	13.92
$18.67 to $27.77	7,250	1.26	21.66	7,250	21.66

	469,345	4.16	$8.84	290,858	$10.15

        The weighted average fair values of each stock option granted by the Company during the years ended December 31, 2009 and 2008 was $1.99 and $4.37, respectively. The total intrinsic value on the date of exercise of stock option awards exercised during the year ended December 31, 2008 was

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

10. Stockholders' Equity (Continued)

$2 thousand. There were no stock option awards exercised during the year ended December 31, 2009. The total fair value of awards that vested during the years ended December 31, 2009 and 2008 was $393 thousand and $106 thousand, respectively. As of December 31, 2009, there was $204 thousand of total unrecognized compensation cost related to stock option awards granted under the plans. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 0.64 years.

        Restricted Stock Units—A restricted stock unit is a stock award that entitles the holder to receive shares of the Company's common stock as the unit vests. The Company's outstanding restricted stock unit awards are subject to service-based vesting conditions. Awards subject to service-based conditions typically cliff vest at the end of two years. The Company recognizes the fair value of service based awards as stock compensation expense on a straight line basis over the requisite service period. The fair value of each restricted stock unit award is the closing price of the Company's Common Stock as reported by NASDAQ as of the date of issuance.

        The following table is a summary of the Company's restricted stock unit activity for the periods indicated:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per share
Balance as of December 31, 2008	86,108	8.91
Granted	97,579	3.10
Vested	(82,643)	7.99
Forfeited	(474)	8.36
Balance as of December 31, 2009	100,570	4.03

        The total fair value of restricted stock units that vested and were converted into common stock during fiscal 2009 and 2008 was $661 thousand and $116 thousand, respectively.

11. Employee Benefit Plans

        The Company sponsors a 401(k) defined contribution plan in which most U.S. employees are eligible to participate. The Company matches employee contributions to the plan up to a maximum of 2.5%. Total matching contributions were $124 thousand for each of the years ended December 31, 2009 and 2008.

        In the Netherlands, pension contributions from employer and employees are subject to the Taxation of Pensions Act approved by Parliament in 1999 as well as the Pension and Savings Fund Act. For the years ended December 31, 2009, and 2008, the Company made total contributions (mandatory and voluntary) of $1.1 million each year.

        In December 2007 the Company amended its Employment Agreement with Edmund Ludwig, its former Chief Executive Officer. The amended employment agreement increased the amount Mr. Ludwig would receive if he terminated his employment by retirement in accordance with the

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Amounts)

11. Employee Benefit Plans (Continued)

Employment Agreement. Mr. Ludwig retired on December 31, 2009, and is entitled to a retirement payment of $672 thousand that was fully accrued at December 31, 2009. In December 2009, the Compensation Committee of the Board of Directors of the Company approved amendments to two restricted stock grants previously awarded to Edmund Ludwig, Chairman of the Board. These restricted stock grants were made in June 2008 for 2,467 shares and March 2009 for 14,839 shares and were each subject to a two year vesting period. Due to Mr. Ludwig's retirement as an employee, the Compensation Committee approved amendments to the Grants to provide they will fully vest effective upon Mr. Ludwig's retirement.

12. Quarterly Information (Unaudited—See accompanying accountant's report)

        The following unaudited information sets forth our results of operations on a quarterly basis for the two years ended December 31, 2009 and 2008:

(Amounts in thousands except per share data)	March 31	June 30,	September 30,	December 31,
2009:
Revenue	$8,587	$10,010	$8,307	$9,273
Gross profit	4,715	6,049	4,593	5,351
Operating (loss) income	(949)	258	(957)	(106)
Net (loss) income	(766)	(127)	(1,269)	(234)
(Loss) earnings per share-basic	$(0.21)	$(0.03)	$(0.35)	$(0.06)
(Loss) earnings per share-diluted	$(0.21)	$(0.03)	$(0.35)	$(0.06)
2008:
Revenue	$10,535	$11,338	$11,541	$11,751
Gross profit	6,459	6,670	7,209	6,889
Operating income (loss)	512	(111)	879	1,173
Net income (loss)	148	25	1,029	(2,958)
Earnings (loss) per share-basic	$0.04	$0.01	$0.28	$(0.81)
Earnings (loss) per share-diluted	$0.04	$0.01	$0.28	$(0.81)

13. Liquidity

        Through the twelve months ended December 31, 2009, our financial performance included lower levels of revenue and operating cash flows and increased operating losses compared to the year ended December 31, 2008. The principal amount due in March 2011 on our subordinated note is €9.1 million Euros ($12.5 million on March 5, 2010). Prior to the maturity date, management intends to attempt to repay this debt from the proceeds of new debt and/or equity financings, or seek additional extensions of the maturity date from the current lender. However, there can be no assurance that adequate additional financing will be available to the Company to repay the subordinated debt or that the current lender will be willing to provide additional extensions of the maturity date, and therefore that we will be able to continue as a going concern.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 8A(T).    CONTROLS AND PROCEDURES

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

        As of December 31, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Item 8B.    OTHER INFORMATION

        None.

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2010 Annual Meeting in the Sections entitled "Election of Directors", "Security Ownership of Beneficial Owners, Management, and Directors" and "The Board of Directors and its Committees" and is incorporated herein by reference.

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

Item 10.    EXECUTIVE COMPENSATION

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2010 Annual Meeting in the Section titled "Executive Compensation" and is incorporated herein by reference.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2010 Annual Meeting in the Section entitled "Security Ownership of Beneficial Owners, Management and Directors" and is incorporated herein by reference.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2010 Annual Meeting in the Sections titled "Certain Relationships and Related Transactions" and "The Board of Directors and its Committees" and is incorporated by reference herein.

Item 13.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this Item is set forth in the Company's Proxy Statement for the 2010 Annual Meeting in the Section entitled "Independent Public Accountants' Fees" and is incorporated herein by reference.

PART IV

Item 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Description
The following documents are filed as a part of this report:

(1)	All financial statements;

The consolidated financial statements of the Company and its subsidiaries on pages 28 through 31 hereof, and the reports thereon of KPMG LLP and Grant Thornton LLP appearing on pages 26 and 27 respectively, hereof.

(2)	Financial Statement Schedule

Schedule II for the years ended December 31, 2009 and 2008 and the reports thereon of KPMG LLP and Grant Thornton LLP appearing in Exhibit 23.1 and 23.2, respectively. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

(3)	Exhibits
	3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-K filed March 31, 1998 and Form 8-K filed April 19, 2005)
	3.2	By-Laws (incorporated by reference from Form 10-K filed March 31, 1998)
	10.1	Subordinated Promissory Note dated March 8, 2005 (incorporated by reference from Form 8-K filed March 11, 2005)
10.2
Amended and Restated Financing and Security Agreement dated June 25, 2008, by and among Optelecom-NKF, Inc., Optelecom UK Limited, Optelecom-NKF Limited NKF , B.V., Optelecom-NKF Holding B.V. and Optelecom-NKF, S,.L., as Obligors and Manufacturers and Traders Trust Company, Lender (incorporated by reference Form 10-Q filed August 13, 2008).

Number	Description
	10.3	Employment Agreement of David Patterson (incorporated by reference from Form 8-K filed February 9, 2009)
	10.4	Employment Agreement of Steven Tamburo (incorporated by reference from Form 8-K filed December 22, 2008)
	10.5	Employment Agreement of Thomas Overwijn (incorporated by reference from Form 10-K filed March 27, 2008)
	10.6	Employee Stock Purchase Plan (incorporated by reference from Exhibit A to the Proxy Statement on Form 14A filed April 4, 2000)
	10.7	2001 Directors' Stock Option Plan (incorporated by reference from Exhibit D of the Proxy Statement on Form 14A file March 31, 2006)
	10.8	2008 Stock Incentive Plan (incorporated by reference from Exhibit A to the Proxy Statement on Form 14A filed March 27, 2008)
	10.9	Adoption of 2010 Incentive Plan (incorporated by reference from Form 8-K filed December 17, 2009)
	10.10	Facility lease by and among Optelecom-NKF Inc., and Guardian Realty Mgt (incorporated by reference from Form 10-Q filed May 15, 2006)
	21	List of Subsidiaries, filed herewith
	23.1	Consent of KPMG LLP—Independent Registered Public Accounting Firm, filed herewith
	23.2	Consent of Grant Thornton LLP—Independent Registered Public Accounting Firm, filed herewith
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTELECOM-NKF, INC.
By:	/s/ DAVID PATTERSON David Patterson President and CEO

Date: March 30, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM-NKF, INC.

By	/s/ DAVID PATTERSON David Patterson President and CEO	Date: March 30, 2010
By	/s/ THOMAS OVERWIJN Thomas Overwijn Director and Executive VP, Chief Operating Officer	Date: March 30, 2010
By	/s/ STEVEN TAMBURO Steven Tamburo Executive VP and CFO	Date: March 30, 2010
By	/s/ EDMUND LUDWIG Edmund Ludwig Chairman of the Board	Date: March 30, 2010
By	/s/ DAVID LIPINSKI David Lipinski Director	Date: March 30, 2010

OPTELECOM-NKF, INC.

By	/s/ CARL RUBBO, JR. Carl Rubbo, Jr. Director	Date: March 30, 2010
By	/s/ WALTER FATZINGER, JR. Walter Fatzinger, Jr. Director	Date: March 30, 2010
By	/s/ JOHN MARCELLO John Marcello Director	Date: March 30, 2010
By	/s/ SANDRA BUSHUE Sandra Bushue Director	Date: March 30, 2010

Schedule II

OPTELECOM-NKF, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
(Dollars in thousands)
Year ended December 31, 2008
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$750	$—	$(71)	$679
Allowance for uncollectible accounts receivable	249		(4)	245
Valuation allowance for deferred tax assets	—	3,396		3,396
Year ended December 31, 2009
Reserves and allowances deducted from asset accounts:
Obsolescence reserve for inventory	$679	$389	$(126)	$942
Allowance for uncollectible accounts receivable	245	275	(134)	386
Valuation allowance for deferred tax assets	3,396	107		3,503