Form 10-K/A
period 2009-12-31
Optelecom-NKF, Inc.
filed 2010-05-03
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

         Unless the context indicates otherwise, references in this Amendment No. 1 on Form 10-K/A to the "Company," the "registrant," "we," "our" and "us" mean Optelecom-NKF, Inc.

EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the "10-K"), filed with the Securities and Exchange Commission on March 30, 2010. This Amendment is being filed solely to correct the date of the report of Grant Thornton, LLP, our former independent registered public accounting firm, included in Item 7 of Part II of the 10-K. Item 7 has been included in this filing as it contains the financial statements and related footnotes that have been opined on by Grant Thornton.

         In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

         This Amendment No. 1 does not reflect events occurring after the original filing date of the 10-K or otherwise modify or update the disclosures set forth in the 10-K, including the financial statements and notes to financial statements set forth in the 10-K.

 PART IV

Item 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.    The exhibits that are filed with this Amendment No. 1 are set forth in the Index to Exhibits.

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

Date: May 3, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OPTELECOM-NKF, INC.

By	/s/ DAVID PATTERSON David Patterson President and CEO	Date: May 3, 2010
By	/s/ THOMAS OVERWIJN Thomas Overwijn Director and Executive VP, Chief Operating Officer	Date: May 3, 2010
By	/s/ STEVEN TAMBURO Steven Tamburo Executive VP and CFO	Date: May 3, 2010
By	/s/ EDMUND LUDWIG Edmund Ludwig Chairman of the Board	Date: May 3, 2010
By	/s/ DAVID LIPINSKI David Lipinski Director	Date: May 3, 2010

3

OPTELECOM-NKF, INC.

By	/s/ CARL RUBBO, JR. Carl Rubbo, Jr. Director	Date: May 3, 2010
By	/s/ WALTER FATZINGER, JR. Walter Fatzinger, Jr. Director	Date: May 3, 2010
By	/s/ JOHN MARCELLO John Marcello Director	Date: May 3, 2010
By	/s/ SANDRA BUSHUE Sandra Bushue Director	Date: May 3, 2010

4

 INDEX TO EXHIBITS

to Amendment No. 1 to the Annual Report on Form 10-K/A
for the Year Ended December 31, 2009

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

5