Form 10-Q
period 2010-03-31
Optelecom-NKF, Inc.
filed 2010-05-13
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

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

At April 21, 2010, the registrant had outstanding 3,681,162 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(March 31, 2010 Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$2,285	$2,344
Restricted cash	255	1,900
Accounts receivable, net of allowance for doubtful accounts of $439 and $386	6,547	8,209
Inventories, net	4,524	4,343
Deferred tax asset	294	240
Prepaid expenses and other current assets	849	893
Total current assets	14,754	17,929
Property & equipment, less accumulated depreciation of $5,731 and $5,681	1,376	1,593
Intangible assets, net of accumulated amortization of $3,550 and $3,609	6,042	6,609
Goodwill	13,939	14,848
Other assets	196	209
TOTAL ASSETS	36,307	41,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes and interest payable	12,160	1,907
Accounts payable	2,577	2,012
Accrued payroll	1,217	1,225
Accrued warranty reserve	406	422
Commissions payable	23	55
Other current liabilities	1,140	1,233
Total current liabilities	17,523	6,854
Long term notes and interest payable	—	12,818
Deferred tax liabilities	1,293	1,513
Other liabilities	180	188
Total liabilities	18,996	21,373
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 3,676,006 and 3,653,644 shares as of March 31, 2010, and December 31, 2009, respectively	110	110
Additional paid-in capital	17,133	17,036
Accumulated other comprehensive income	1,816	2,769
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
Retained earnings (accumulated deficit)	(483)	1,165
Total stockholders’ equity	17,311	19,815
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,307	$41,188

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	2010	2009
Revenue	$7,153	$8,586
Cost of goods sold	3,219	3,871
Gross profit	3,934	4,715
Operating expenses:
Sales and marketing	2,873	2,615
Engineering	1,085	1,349
General and administrative	1,459	1,543
Amortization of intangibles	167	157
Total operating expenses	5,584	5,664
Loss from operations	(1,650)	(949)
Other expense, net	302	290
Loss before income taxes	(1,952)	(1,239)
Benefit for income taxes	(304)	(474)
Net loss	$(1,648)	$(765)
Basic loss per share	$(0.45)	$(0.21)
Diluted loss per share	$(0.45)	$(0.21)
Weighted average common shares outstanding -basic	3,675,130	3,641,692
Weighted average common shares outstanding -diluted	3,675,130	3,641,692

Net loss	$(1,648)	$(765)
Foreign currency translation	(953)	(1,056)
Comprehensive loss	$(2,601)	$(1,821)

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(Dollars in Thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,648)	$(765)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	364	372
Accounts receivable provision	75	70
Change in allowance for inventory obsolescence	—	187
Stock based compensation	94	253
Deferred tax provision	(195)	(287)
Other	(9)	22
Change in assets and liabilities:
Accounts receivable	1,162	563
Inventories	(310)	(383)
Prepaid expenses and other current assets	19	(77)
Accounts payable and other accrued expenses	649	(100)
Taxes payable	—	(852)
Other liabilities	(74)	(559)
Interest payable	130	(161)
Net cash provided by (used in) operating activities	257	(1,717)
Cash flows from investing activities:
Capital expenditures	(16)	(312)
Net cash used in investing activities	(16)	(312)
Cash flows from financing activities:
Net increase in bank line of credit	—	150
Net decrease in restricted cash	1,645	—
Payments on senior note payable	(1,790)	(163)
Proceeds from issuance of stock under equity plans	3	2
Net cash used in financing activities	(142)	(11)
Effect of exchange rates on cash and cash equivalents	(158)	(257)
Net decrease in cash and cash equivalents	(59)	(2,297)
Cash and cash equivalents — beginning of period	2,344	5,671
Cash and cash equivalents — end of period	$2,285	$3,374

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$228	$226
Cash paid during the period for income taxes	$4	$958

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, including the accounts of Optelecom-NKF, Inc. and its wholly owned subsidiaries (collectively referred to as “we”, “us, “our”, “the Company”, or the “Registrant”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules. The Company believes that the disclosures made are adequate to make the information presented not misleading.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. The results for the interim periods presented are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the footnotes included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009.

NOTE B — COMPREHENSIVE LOSS

Comprehensive loss on our Consolidated Statements of Operations is comprised of net loss from operations and other comprehensive loss.  Other comprehensive loss refers to revenue, expenses, gains and losses that under U.S. GAAP are included as a component of stockholders’ equity within the consolidated balance sheets, rather than on the statement of operations. Other comprehensive loss for the Company primarily reflects fluctuations of foreign currency translation of the assets and liabilities of our non-U.S. operations.

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

Inventories consist of the following:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Production materials	$2,772	$2,948
Work in process	594	236
Finished goods	2,064	2,101
Allowance for excess and obsolete inventory	(906)	(942)
Total inventories, net	$4,524	$4,343

NOTE D — WARRANTY RESERVE

In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods.  Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Management determines the liability based on known product failures, historical experience, and other currently available evidence. Management evaluates the warranty reserve on at least a quarterly basis.

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets:

	For the three months ended
	March 31, 2010	March 31, 2009
Balance, beginning of period	$422	$410
Expense accrued	6	54
Warranty cost incurred	(22)	(42)
Balance, end of period	$406	$422

NOTE E — GOODWILL AND OTHER INTANGIBLE ASSETS

As of the dates indicated, goodwill and other intangible assets are comprised of the following:

	March 31,			December 31,
	2010			2009
Description	Purchase value	Accumulated Amortization	Net value	Purchase value	Accumulated Amortization	Net value

Goodwill	$13,939		$13,939	$14,848	$—	$14,848

Intangible indefinite life:
Tradenames	2,153		2,153	2,293	—	2,293

Intangible amortizable:						—
Customer Relationships	7,131	3,242	3,889	7,596	3,280	4,316
Non-Compete Agreement	308	308	—	328	328	—

Total Intangibles	$23,531	$3,550	$19,981	$25,065	$3,608	$21,457

The aggregate amortization expense of intangible assets was $167 thousand and $157 thousand for the quarters ended March 31, 2010 and 2009, respectively.  Changes in the purchase value of goodwill and intangible assets from the date of acquisition to March 31, 2010, are a result of foreign exchange fluctuations. Intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of three to eleven years. Estimated annual amortization expense for intangible assets over the next five years is as follows:

Year ended December 31,

2011	$648
2012	648
2013	648
2014	648
2015	648

NOTE F — NOTES PAYABLE AND LINE OF CREDIT

Notes payable and bank line of credit consist of the following:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Senior term loan with a bank	$—	$1,907
Subordinated note due March 2011 (1)	12,160	12,818
	$12,160	$14,725
Less: Current portion	(12,160)	(1,907)
Long term notes and interest payable	$—	$12,818

(1)  Includes deferred interest payable on the subordinated note as of March 31, 2010 and December 31, 2009.

On March 5, 2010, the Company entered into an amended and restated subordinated promissory note (the Note) with Draka Holding N.V. (Draka). Draka agreed to extend the term of the Note to March 8, 2011 at an annual interest rate of 10%. The principal amount under the Note at March 31, 2010 is €9.0 million ($12.2 million U.S. Dollars). In consideration of Draka’s agreement to extend the term of the Note, the Company paid Draka €155 thousand ($222 thousand U.S. Dollars) under the Note in March 2010 and to make quarterly interest payments starting in June 2010. Additionally, the Company agreed that if it has consolidated cash on hand in excess of $2.5 million at the end of any calendar quarter; it will pay this excess cash to Draka as a prepayment on the Note.

The Company’s obligations under the Note are secured by the assets of the Company and a pledge of 65% of the shares of Optelecom-NKF Holding B.V., the Company’s Dutch holding company. The Company is permitted under the Note to obtain up to a $750 thousand revolving line of credit that will be senior in priority to the Note and the Company’s operating subsidiary in the Netherlands is permitted to obtain up to a $250 thousand revolving line of credit.  Immediately prior to the amendment and restatement of the Note, the Company paid in full its senior term loan and line of credit facilities with Manufacturers and Traders Trust Company.  The Company maintained a cash collateral balance of $255 thousand at March 31, 2010 for a letter of credit with its bank.  The letter of credit is related to the lease of the Company’s U.S. headquarters and is recorded as restricted cash on our Consolidated Balance Sheet.

The subordinated note is denominated in Euros and the U.S. Dollar amount of the liability increases or decreases due to the impact of foreign exchange rate changes. Any payment made when due in March 2011 will result in a cash payment at the prevailing exchange rate on that date. The impact from the change in foreign exchange rates on the subordinated note is included in the other expense, net on our consolidated statements of operations as the note is not in the individual entity’s functional currency. Prior to the restructuring, it was included in Comprehensive Loss. The other expense, net will be the difference between accrued interest in our financial statements and any cash interest payment in March 2011. As of March 31, 2010 the subordinated note is classified as a current liability because it is due within one year.

On April 6, 2010, the Company and Presidential Financial Corporation entered a Loan and Security Agreement where Presidential agreed to provide the Company with a revolving line of credit of $750 thousand. Available funding under this line of credit is based on eligible accounts receivable of the U.S. legal entity. The Loan Agreement is for a term of one year and the obligations are secured by substantially all of the assets of the U.S. legal entity. The Company will pay a monthly service charge of 0.65% based on the average daily loan balance outstanding and an annual facility fee equal to $7,500. The interest rate is calculated on the outstanding balance of the line based on the Wall Street Journal Prime Rate plus 0.45% (a total of 3.70% at the inception of the facility).

In June 2008, through a legal restructuring, the Company transferred our Dutch operating subsidiary from the U.S. parent company to a European holding company. Consideration for the transfer included an intercompany note to the U.S. parent from the European holding company. The intercompany note is in U.S. Dollars and had a balance of $8.4 million on March 31, 2010. The impact from the fluctuations in foreign exchange on the intercompany note payable is included in other expense, net on our consolidated statements of operations.

The Company needs to secure additional financing to meet its debt obligations and is working to secure financing. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms. Further, uncertainty about current and future global economic conditions may continue to cause businesses and governments to defer or cancel purchases and our transition to IP based technology may remain slower than expected. If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms.

NOTE G — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the impact of dilutive potential common shares using the treasury stock method.  Potentially dilutive shares of 35,902 were excluded for the first quarter of 2010 as their impact would be anti-dilutive.  There were 40,806 potentially dilutive shares for the first quarter of 2009.  The loss per share at March 31, 2010, was $(0.45) compared to $(0.21) per share at March 31, 2009.

NOTE H— SHARE BASED COMPENSATION

Share-based compensation expense recognized for the three months ended March 31, 2010, was $93 thousand.  For the three months ended March 31, 2009, share-based compensation expense was $253 thousand.  As of March 31, 2010, total unamortized compensation expense related to non-vested share-based compensation was $293 thousand and is expected to be recognized over an average weighted period of 0.8 years.  In each of the periods described above, compensation expense was recorded in the consolidated statements of operations.  The Company did not recognize any income tax benefits from stock-based payment plans for the three months ended March 31, 2010 and 2009.

Stock Option Plans

The 2008 Stock Incentive Plan replaced the 2002 Stock Option Plan and provides for awards to employees. The 2008 Plan provides for the grant of shares of common stock to participants, including the grant of stock options, restricted stock, restricted stock units, or performance awards. The exercise price of each option is the ending quoted fair market value of the stock at the grant date. Options issued in 2008 and 2009 are exercisable two years from the grant date. Options issued under the 2008 Plan expire 10 years from the date of grant and, in most cases, upon termination of employment.  During the quarter ended March 31, 2010, the Company granted 25,200 options to purchase stock. At March 31, 2010, there were 468,487 thousand shares available for grant.  At March 31, 2010, there were an aggregate of 386,900 options outstanding, of which 229,938 were exercisable.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178,000 shares available for grant.  Shares under this plan are granted to non-employee directors at ending quoted fair market value on the date of grant and are non-transferable for a period of two years after the grant date.  There were 57,548 awards available for future grant at March 31, 2010.

NOTE I — INCOME TAXES

The Company has estimated its annual effective tax rate for the year and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2010, in accordance with Financial Accounting Standards Board (FASB) guidance. The Company also records discrete items in each respective period as appropriate.  In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.

For the three months ended March 31, 2010 and 2009, the Company’s consolidated effective tax rate from continuing operations was (16)% and (38)%, respectively. The Company’s effective tax rate from continuing operations increased during the three months ended March 31, 2010, as no tax benefit was provided on its U.S. losses as a result of the valuation allowance on the net U.S. deferred tax asset. In the fourth quarter of 2008, the Company recorded a full valuation allowance against our net U.S. deferred tax assets. In the first quarter of 2010 we continued to provide a full valuation allowance against net U.S. deferred tax assets and therefore we did not record income tax benefits against U.S. operating losses in the first quarter of 2010.  These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future. As of March 31, 2010, and December 31, 2009, the Company had a valuation allowance of $3.8 million and $2.9 million, respectively, related to its U.S. net deferred tax assets, which consisted principally of research and development tax credits, foreign tax credits and net operating loss and other deferred tax assets.

NOTE J — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts approximate fair value of the Company’s cash and short term financial instruments.  The Company believes the carrying value of its note payable approximates fair value due to the near term maturity of the note and recent amendment of its terms.

NOTE K — ELECTRO OPTICS BUSINESS SALE

In April 2010, the Company and Nufern, a wholly owned subsidiary of Rofin-Sinar Technologies, Inc., entered an Asset Purchase Agreement where the Company sold to Nufern the assets of its Electro Optics coil manufacturing business. The purchase price for the sale of the Electro Optics assets was $1.4 million and the sale closed on April 12, 2010. Nufern paid the Company $1.15 million in cash at closing and deposited the remaining $250 thousand in escrow. One-half of the escrow amount will be released to the Company on or before the one-year anniversary of the closing and the remainder of the escrow will be released to the Company on or before the second anniversary of the closing subject to the completion of a technology transfer as set forth in the Purchase Agreement.  The Electro Optic assets include certain technology, equipment and purchase orders relating to the manufacture of fiber optic gyroscope coils, primarily for U.S. government defense industry customers. The impact of the Electro Optics sale will be included in the Company’s financial statements in the second quarter of 2010.

NOTE L — LIQUIDITY

In recent periods, our financial performance includes lower levels of revenue and operating cash flows and increased operating losses compared to the prior periods.  The principal amount due in March 2011 on our subordinated note is €9.0 million Euros ($12.2 million U.S. Dollars on March 5, 2010).  Prior to the maturity date, management intends to attempt to repay this debt from the proceeds of new debt and/or equity financings, or seek additional extensions of the maturity date from the current lender.  However, there can be no assurance that adequate additional financing will be available to the Company to repay the subordinated debt or that the current lender will be willing to provide additional extensions of the maturity date, and therefore that we will be able to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Our international operations include the impact from foreign currency translation in the quarter. On average, the Dollar was weaker in the first quarter of 2010 compared to 2009. The result of a weakening U.S. Dollar impacted our results on a consolidated basis because the Company translates Euro and Pound Sterling sales and related expenses at proportionally higher U.S. Dollar equivalents in its financials.

REVENUE

Revenue for the first quarter of 2010 was $7.2 million, a decrease of 17% compared to the first quarter of 2009. Excluding the impact of foreign exchange rates, revenue decreased approximately 21% in the first quarter of 2010 when compared to 2009. The recent economic downturn caused some businesses and governments to defer or cancel purchases in the current period which contributed to our decline in U.S. and International sales.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. based includes Canada, Mexico and South America.

	2010			2009
(Dollars in thousands)	U.S.	International	Total	U.S.	International	Total
Revenue	$2,010	$5,143	$7,153	$2,494	$6,092	$8,586
Less: Cost of Goods Sold	1,062	2,157	3,219	1,290	2,581	3,871
Gross Profit	$948	$2,986	$3,934	$1,204	$3,511	$4,715
Less: Operating Expenses	2,103	3,481	5,584	2,104	3,560	5,664
Loss from Operations	$(1,155)	$(495)	$(1,650)	$(900)	$(49)	$(949)

Revenue decreased by 16% in our international operations during the first quarter 2010 compared to 2009. Our international operations represented 72% of the Company’s total revenue in the current period. International revenue includes the positive impact from foreign currency exchange rates of approximately $361 thousand in the first quarter of 2010 as the U.S. Dollar weakened against the Euro. The decline is primarily from a reduction of $883 thousand in international fiber optic based product sales and a slight decrease in IP revenue. As a result of the reduction in revenue our international based operations had an increased loss from operations. The loss was $495 thousand for the first quarter of 2010 compared to a loss from operations of $49 thousand in the first quarter of 2009.

Our U.S. based sales declined $484 thousand or 19% in the first quarter of 2010. The decline is primarily from a reduction of $370 thousand in U.S. fiber optic based product sales with only a modest increase in IP revenue. The U.S. business had a loss from operations of $1.2 million in the first quarter of 2010 compared to a loss of $900 thousand in the first quarter of 2009. The increase in the U.S. based loss is from the decline in revenue combined with a reduction in the gross profit margin from 48% to 47%. The relatively low U.S. gross profit margin was caused by excess capacity in our U.S. manufacturing facility due to low sales volume.

Information regarding the Company’s revenue by product category is included in the following table:

	Three Months Ending	Three Months Ending
(Dollars in thousands)	March 31, 2010	March 31, 2009
Fiber Optic	$4,148	$5,436
IP Video	2,918	2,879
Electro Optics	87	271
Total Revenue	$7,153	$8,586

In the first quarter of 2010, sales of fiber optic products were down 24% to $4.1 million while IP video revenue increased 1% to $2.9 million. The Company has planned for a market shift toward IP video products as it invested in the development of these new products in prior periods. The decline in fiber optic sales during the period was significantly more than the increase in IP video revenue leading to a decline in total revenue. While our sales teams in Europe and the Asia Pacific have made progress in marketing and selling our IP solutions for traffic, transit and other industries, our brand identity as a fiber-based product supplier in the U.S. continues to mask our full capabilities to offer IP solutions in the Americas. A contributing factor has been a geographically-oriented sales approach in the U.S., which inhibits the ability of our sales teams to properly focus on the unique needs of customers within individual market sectors. The Company continues to focus its product development efforts on the IP products in 2010 to address this market shift.

Seasonality affects our revenues to the extent that normal contracting activities are affected by capital budgets.  We are also impacted in areas with colder climates as some outdoor projects are planned to avoid the winter months. This seasonality has at times resulted in historically lower levels of revenue in the first half of the year when compared to revenue in the second half of the year.

GROSS PROFIT

Consolidated gross profit was $3.9 million or 55% of revenues for the quarter ended March 31, 2010, compared to $4.7 million or 55% of revenues in 2009. Gross profit was lower by $781 thousand or 17% due to the decrease in revenue.

The gross profit margin in our domestic business was 47% in the first quarter of 2010 compared to 48% in the first quarter of 2009. The U.S. gross profit margin declined in the current quarter due to excess capacity in the U.S. manufacturing facility as a result of lower than expected sales volume in the quarter. Lower revenue levels result in relatively higher costs of goods sold on a per unit basis as the costs for personnel in direct labor positions and other fixed costs are spread over a smaller revenue base. The gross profit margin in our international business was 58% in the first quarter of 2010 and unchanged from the first quarter of 2009.

OPERATING EXPENSE

Consolidated operating expenses were $5.6 million for the quarter ended March 31, 2010, compared to $5.7 million in 2009. The overall decrease was $81 thousand representing a 1% reduction in operating expenses in the first quarter of 2010. Excluding the change in foreign exchange rates our operating expenses decreased approximately 5%. The first quarter 2010 operating expenses also include a $185 thousand severance charge related to the departure of the V.P. of Sales and Marketing.

The decrease in operating expenses is a result of reductions in personnel and continued cost control measures due to ongoing declines in revenue levels and a difficult economic environment.  Operating expenses in the first quarter of 2010 were lower than any quarter during 2009 or 2008. The cost control effort includes day to day decisions to lower expenses in addition to our reduction in force in the second half of 2009 which eliminated personnel including in mature fiber optic product areas.

OTHER EXPENSE, NET

Other expense, net increased from $290 thousand in the first quarter of 2009 to $302 thousand in the current quarter. The Company’s other expense includes interest expense, net of interest income, and foreign exchange transaction gains/losses on notes payable. The note payable is a Euro-based subordinated note that resides on the parent company’s books and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books.

INCOME TAX EXPENSE

The benefit for income taxes in the first quarter of 2010 was $304 thousand compared to a benefit of $474 thousand in the first quarter of 2009. The decrease in tax benefit in 2010 was attributed to the current year losses in the U.S. that are not benefited due to a full valuation allowance on the net deferred tax assets while we continue to accrue tax expense/benefit related to the results from our international operations. In the first quarter of 2010 we continued to provide a full valuation allowance against U.S. deferred tax assets and therefore we did not record the impact of income tax benefits against U.S. operating losses and other deferred tax assets in the first quarter of 2010. As of March 31, 2010, and December 31, 2009, the Company had a valuation allowance of $3.8 million and $2.9 million, respectively, related to its U.S. deferred tax assets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s stockholders’ equity decreased from $19.8 million at December 31, 2009 to $17.3 million at March 31, 2010.  The decrease in total stockholders’ equity resulted from a net loss in the first three months of 2010 of $1.6 million and a $1.0 million decrease in accumulated other comprehensive income.  The decrease in accumulated other comprehensive income is primarily from the impact of foreign currency exchange rates as the U.S. Dollar strengthened in the first quarter of 2010 and the Company translated its net assets at a relatively lower level on March 31, 2010. At March 31, 2010, the exchange rate for the Euro to the U.S. Dollar was 1.35 compared to 1.43 at December 31, 2009.

The total assets of the Company were $36.3 million at March 31, 2010, compared to $41.2 million at December 31, 2009, a decline of 12%. The Company had a decline in cash of $1.7 million, a decline in accounts receivable of $1.6 million, and a decline in intangible assets and goodwill of $1.5 million. The reduced cash level is the result of lower profit from operating activities in the first quarter of 2010 combined with full payment of our senior term debt. The decrease in accounts receivable is attributable to the reduction in sales in the first quarter of 2010 compared to the later part of 2009. The decline in intangible assets and goodwill is primarily from the change in foreign currency rates and amortization of intangible assets.

The Company’s total liabilities decreased to $19.0 million at March 31, 2010 from $21.4 million at December 31, 2009. This decrease is primarily from a decline in our level of debt totaling $2.6 million from full payment of our senior term loan. The decline in debt is also from the lower foreign currency exchange rate in the first quarter of 2010. The Company also had small declines in accrued payroll and other current liabilities. The Company has outstanding debt totaling $12.2 million at March 31, 2010 from the subordinated note to Draka Holding N.V. due within one year of March 31, 2010.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the three months ended March 31, 2010, the Company had $77 thousand of additional expense related to the accounts receivable reserve, and additional expense of $22 thousand related to the warranty reserve.  There was no additional expense related to the inventory obsolescence reserve.

Cash provided by our operating activities was $257 thousand for the first three months of 2010 compared to cash used in our operating activities of $1.7 million in the first quarter of 2009. Our cash from operations is the result of our net loss, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The net cash provided by operating activities during the first quarter of 2010 is from a combination of factors including a reduction in accounts receivable of $1.2 million, an increase in accounts payable of $649 thousand and depreciation and amortization of $364 thousand. These improvements in operating cash were offset by a net loss of $1.6 million in the quarter.

Cash used in investing activities was $16 thousand for the three months ended March 31, 2010, and $312 thousand for the first quarter of 2009. Cash used in investing activities is entirely from capital expenditures in the current and prior periods.

Cash used in financing activities was $142 thousand during the first three months of 2010 compared to cash used during the first quarter of 2009 totaling $11 thousand. The current period includes payments from restricted cash of $1.8 million on notes payable as we paid off our senior term loan and refinanced our subordinated debt.

On March 5, 2010, the Company entered into an amended and restated subordinated promissory note with Draka Holding N.V., pursuant to which Draka agreed to extend the term of the Note to March 8, 2011.  The current principal amount under the Note is €9.0 million Euros ($12.2 million U.S. Dollars).  In consideration of Draka’s agreement to extend the term of the Note, the Company agreed to pay Draka €155 thousand under the Note and to make quarterly interest payments on the Note at an annual interest rate of 10%.  Additionally, the Company agreed that if it has cash on hand in excess of $2.5 million at the end of any calendar quarter, it will pay such excess cash to Draka as a prepayment on the Note.  The Company’s obligations under the Note are secured by the assets of the Company and a pledge of 65% of the shares of Optelecom-NKF Holding B.V., the Company’s holding company in The Netherlands. The Company is permitted under the Note to obtain up to a $750 thousand revolving line of credit that will be senior in priority to the Note and the Company’s operating subsidiary in The Netherlands is permitted to obtain up to a $250 thousand revolving line of credit.

The Company and its Bank ended the line of credit facility in March 2010 which allowed us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $500 thousand U.S. Dollars at December 31, 2009. On April 6, 2010, the Company and Presidential Financial Corporation entered into a Loan and Security Agreement where Presidential agreed to provide the Company with a revolving line of credit of $750 thousand based upon the availability of sufficient eligible accounts receivable in the U.S. legal entity. The Loan Agreement is for a term of one year and the obligations are secured by substantially all of the assets of the U.S. legal entity.

The Company continues to work toward refinancing the Draka note that comes due in March 2011. However, there is no guarantee that financing will be available for all or part of the outstanding debt. As a result, the Company previously announced that it has authorized its investment banker, Seale & Associates, to expand its role and conduct a broad evaluation of strategic options.

RECENT DEVELOPMENTS

On April 9, 2010, the Company and Nufern, a wholly owned subsidiary of Rofin-Sinar Technologies, Inc., entered an Asset Purchase Agreement pursuant to which the Company sold to Nufern the assets of its Electro Optics coil manufacturing business. The purchase price for the sale of the Electro Optics assets was $1.4 million and the sale closed on April 12, 2010. Nufern paid the Company $1.15 million in cash at closing and deposited the remaining $250 thousand in escrow. One-half of the escrow amount will be released to the Company on or before the one-year anniversary of the closing and the remainder of the escrow will be released to the Company on or before the second anniversary of the closing subject to the satisfaction of a technology transfer set forth in the Asset Purchase Agreement. The Electro Optic assets include certain technology, equipment and purchase orders relating to the manufacture of fiber optic gyroscope coils, primarily for U.S. based government defense industry customers.

On April 30, 2010, the Company adopted a series of planned changes and restructuring initiatives designed to strengthen the Company as it continues the process of transforming from a fiber optic product company to a global provider of advanced video-over-IP solutions. The key components of the changes and restructuring initiatives include the transition of U.S. sales to a sector alignment, focused on distinct markets; the consolidation of the U.S. manufacturing operations into both the Company’s current Netherlands manufacturing facility and U.S. contract manufacturing; and the streamlining of the Company’s international headquarters in the U.S. The Company expects to record pre-tax charges of approximately $930 thousand during the second quarter of 2010 in connection with these actions. These pre-tax charges are comprised of accruals for severance related expense which will consist of cash payments to be made during the third and fourth quarter of 2010.

FORWARD LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations or similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s annual report on Form 10-K for the year ended December 31, 2009, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  The Company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

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

In connection with an acquisition in March 2005 the Company has a €9.0 million denominated subordinated note remaining at March 31, 2010. The subordinated note requires quarterly interest payments at a rate of 10% per year and is due and payable in full in March 2011.  As of March 31, 2010, $74 thousand of deferred interest payable has been accrued and is unpaid. Upon completion of a legal restructuring in June 2008, the impact from the fluctuation in foreign currency exchange rate on the subordinated note is included in the other expense, net on our consolidated statements of operations. Prior to the restructuring, it was included in comprehensive (loss) income.

As part of the 2008 legal restructuring, our European holding company and the U.S. parent company entered into a Dollar denominated note payable to the parent company. At March 31, 2010, the balance on this Dollar denominated intercompany note payable is $8.4 million while the Euro denominated subordinated note totaled $12.2 million (€9.0 million Euros). Restatement of these balances at the March 31, 2010 exchange rate resulted in a net foreign exchange loss of $65 thousand that is included in Other Expense, net.  As these principal balances change and become more disparate, the foreign exchange impact may result in additional exposure to the Company.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2009. With the exception of the foreign currency exchange rate risk noted above, our exposures to market risk have not changed materially since December 31, 2009.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2010 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amended and Restated Subordinated Promissory Note dated March 5, 2010 between Optelecom-NKF, Inc. and Draka Holding N.V. (incorporated by reference from the Current Report on Form 8-K filed on March 10, 2010)

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

OPTELECOM-NKF, INC.

Date: May 13, 2010	/s/ David Patterson
David Patterson,
President and Chief Executive Officer

Date: May 13, 2010	/s/ Steven Tamburo
Steven Tamburo,
Executive Vice President and Chief Financial Officer