Form 10-Q
period 2010-06-30
Optelecom-NKF, Inc.
filed 2010-08-12
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010

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

At August 2, 2010 the registrant had outstanding 3,702,409 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(June 30, 2010 Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,794	$2,344
Restricted cash	255	1,900
Accounts receivable, net of allowance for doubtful accounts of $506 and $386	6,834	8,209
Inventories, net	4,281	4,343
Deferred tax assets	123	240
Prepaid expenses and other current assets	785	893
Total current assets	14,072	17,929
Property & equipment, less accumulated depreciation of $5,223 and $5,681	1,040	1,593
Intangible assets, net of accumulated amortization of $3,368 and $3,609	5,335	6,609
Goodwill	12,647	14,848
Other assets	187	209
TOTAL ASSETS	33,281	41,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes and interest payable	11,057	1,907
Accounts payable	2,290	2,012
Accrued payroll	1,228	1,280
Accrued warranty reserve	383	422
Other current liabilities	2,029	1,233
Total current liabilities	16,987	6,854
Long term notes and interest payable	—	12,818
Deferred tax liabilities	674	1,513
Other liabilities	170	188
Total liabilities	17,831	21,373
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 3,697,432 and 3,653,644 shares as of June 30, 2010, and December 31, 2009, respectively	111	110
Additional paid-in capital	17,282	17,036
Accumulated other comprehensive income	503	2,769
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
(Accumulated deficit) retained earnings	(1,181)	1,165
Total stockholders’ equity	15,450	19,815
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,281	$41,188

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	2010	2009
Revenue	$7,703	$10,010
Cost of goods sold	3,984	3,962
Gross profit	3,719	6,048
Operating expenses:
Sales and marketing	2,745	2,877
Engineering	1,170	1,089
General and administrative	1,377	1,660
Amortization of intangibles	154	164
Gain on sale of Electro Optics	(1,150)	—
Total operating expenses	4,296	5,790
Net (loss) income from operations	(577)	258
Other expense, net	316	142
Net (loss) income before income taxes	(893)	116
(Benefit) provision for income taxes	(195)	243
Net loss	$(698)	$(127)
Basic loss per share	$(0.19)	$(0.03)
Diluted loss per share	$(0.19)	$(0.03)
Weighted average common shares outstanding -basic	3,685,144	3,645,037
Weighted average common shares outstanding -diluted	3,685,144	3,645,037

Net loss	$(698)	$(127)
Foreign currency translation	(1,313)	1,008
Comprehensive (loss) income	$(2,011)	$881

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	2010	2009
Revenue	$14,856	$18,596
Cost of goods sold	7,203	7,832
Gross profit	7,653	10,764
Operating expenses:
Sales and marketing	5,618	5,492
Engineering	2,255	2,437
General and administrative	2,836	3,204
Amortization of intangibles	321	322
Gain on sale of Electro Optics	(1,150)	—
Total operating expenses	9,880	11,455
Loss from operations	(2,227)	(691)
Other expense, net	619	433
Loss before income taxes	(2,846)	(1,124)
Benefit for income taxes	(500)	(232)
Net loss	$(2,346)	$(892)
Basic loss per share	$(0.64)	$(0.24)
Diluted loss per share	$(0.64)	$(0.24)
Weighted average common shares outstanding -basic	3,680,067	3,643,333
Weighted average common shares outstanding -diluted	3,680,067	3,643,333

Net loss	$(2,346)	$(892)
Foreign currency translation	(2,266)	(48)
Comprehensive loss	$(4,612)	$(940)

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(Dollars in Thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,346)	$(892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673	764
Impairment of fixed assets	124	—
Accounts receivable provision	174	152
Change in allowance for inventory obsolescence	167	131
Stock based compensation	240	409
Deferred tax provision	(533)	(291)
Other	(19)	(10)
Change in assets and liabilities:
Accounts receivable	173	655
Inventories	(419)	187
Prepaid expenses and other current assets	47	265
Accounts payable and other accrued expenses	442	(1,161)
Taxes payable	—	(928)
Other liabilities	915	(936)
Interest payable	148	94
Net cash used in operating activities	(214)	(1,561)
Cash flows from investing activities:
Capital expenditures	(24)	(408)
Net cash used in investing activities	(24)	(408)
Cash flows from financing activities:
Payments on notes payable	(1,624)	(751)
Net Decrease in Restricted Cash	1,645	—
Proceeds from issuance of stock under equity plans	6	5
Net cash used in financing activities	27	(746)
Effect of exchange rates on cash and cash equivalents	(339)	(83)
Net decrease in cash and cash equivalents	(550)	(2,798)
Cash and cash equivalents — beginning of period	2,344	5,671
Cash and cash equivalents — end of period	$1,794	$2,873

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$504	$249
Cash paid during the period for income taxes	$87	$1,127

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

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

We have evaluated material events and transactions that occurred after the balance sheet date and concluded no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

NOTE 2 — COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income on our Consolidated Statements of Operations is comprised of net (loss) income from operations and other comprehensive (loss) income.  Other comprehensive loss (income) refers to revenue, expenses, gains and losses that under U.S. GAAP are included as a component of stockholders’ equity within the consolidated balance sheets, rather than on the statement of operations. Other comprehensive (loss) income for the Company primarily reflects fluctuations of foreign currency translation of the assets and liabilities of our non-U.S. operations.

NOTE 3 — INVENTORIES

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

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Production materials	$2,801	$2,948
Work in process	876	236
Finished goods	1,627	2,101
Allowance for excess and obsolete inventory	(1,023)	(942)
Total inventories, net	$4,281	$4,343

NOTE 4 — WARRANTY RESERVE

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	For the six months ended
	June 30, 2010	June 30, 2009
Balance, beginning of period	$422	$410
Expense accrued	19	86
Warranty cost incurred	(58)	(78)
Balance, end of period	$383	$418

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

As of the dates indicated, goodwill and other intangible assets are comprised of the following (in thousands):

	June 30,			December 31,
	2010			2009
Description	Purchase value	Accumulated Amortization	Net value	Purchase value	Accumulated Amortization	Net value

Goodwill	$12,647		$12,647	$14,848		$14,848

Intangible indefinite life:
Tradenames	1,953		1,953	2,293		2,293

Intangible amortizable:
Customer Relationships	6,470	3,088	3,382	7,596	3,280	4,316
Non-Compete Agreement	280	280	—	328	328	—

Total Intangibles	$21,350	$3,368	$17,982	$25,065	$3,608	$21,457

The aggregate amortization expense of intangible assets was $154 thousand and $164 thousand for the three months ended June 30, 2010 and 2009, respectively.  The aggregate amortization expense of intangible assets was $321 thousand and $322 thousand for the six months ended June 30, 2010 and 2009, respectively.  Changes in the purchase value of goodwill and intangible assets from the date of acquisition to June 30, 2010 are a result of foreign currency exchange fluctuations. Intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of three to eleven years. Estimated annual amortization expense for intangible assets over the next five years is as follows (in thousands):

Year ended December 31,
2011	$588
2012	588
2013	588
2014	588
2015	588

NOTE 6 — NOTES PAYABLE AND LINE OF CREDIT

Notes payable and bank line of credit consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Senior term loan with a bank	$—	$1,907
Subordinated note due March 2011 (1)	11,057	12,818
	$11,057	$14,725
Less: Current portion	(11,057)	(1,907)
Long term notes and interest payable	$—	$12,818

Line of Credit Outstanding	$—	$—

(1)  Includes deferred interest payable on the subordinated note on December 31, 2009.

On March 5, 2010, the Company entered into an amended and restated subordinated promissory note (the Note) with Draka Holding N.V. (Draka). Draka agreed to extend the term of the Note to March 8, 2011 at an annual interest rate of 10%. The principal amount under the Note at June 30, 2010 is €9.0 million ($11.1 million U.S. Dollars). In consideration of Draka’s agreement to extend the term of the Note, the Company agreed to make quarterly interest payments starting in June 2010. Additionally, the Company agreed that if it has consolidated cash on hand in excess of $2.5 million at the end of any calendar quarter, it will pay this excess cash to Draka as a prepayment on the Note.

The Company’s obligations under the Note are secured by the assets of the Company and a pledge of 65% of the shares of Optelecom-NKF Holding B.V., the Company’s Dutch holding company. The Company is permitted under the Note to obtain up to a $1.0 million revolving line of credit that will be senior in priority to the Note.  Immediately prior to the amendment and restatement of the Note, the Company paid-off its senior term loan and line of credit facilities with Manufacturers and Traders Trust Company.

The Note is denominated in Euros and the U.S. Dollar amount of the liability increases or decreases due to the impact of foreign currency exchange rate changes. Any payment made when due in March 2011 will result in a cash payment at the prevailing exchange rate on that date. The impact from the change in foreign currency exchange rates on the Note is included in the other expense, net on our consolidated statements of operations as the Note is not in the individual entity’s functional currency. As of June 30, 2010 the Note is classified as a current liability because it is due within one year.

On April 6, 2010, the Company and Presidential Financial Corporation entered a Loan and Security Agreement where Presidential agreed to provide the Company with a revolving line of credit of $750 thousand. Available funding under this line of credit is based on eligible accounts receivable of the U.S. legal entity. The Loan Agreement is for a term of one year and the obligations are secured by substantially all of the assets of the U.S. legal entity. The Company pays a monthly service charge of 0.65% based on the average daily loan balance outstanding and an annual facility fee equal to $7,500. The interest rate is calculated on the outstanding balance of the line based on the Wall Street Journal Prime Rate plus 0.45% (a total of 3.70% at June 30, 2010).

The revolving line of credit provides for certain affirmative covenants including the right of the lender to inspect collateral, review or audit the Company’s books and records, and for the Company to provide certain audited or unaudited financial information, pay all taxes prior to the date on which such taxes become delinquent, comply in all material respects with all applicable laws, carry property, liability and other insurance, and promptly notify the lender of all relevant disputes or claims. The line of credit also provides for a financial covenant requiring the U.S. legal entity to maintain a minimum tangible net worth including its investment in subsidiaries of $6.0 million. The line of credit provides for certain negative covenants including that the Company will not merge or consolidate, acquire any assets except in the ordinary course of business, sell or transfer any collateral except in the ordinary course of its business, incur any debt outside the ordinary course of business, guarantee or otherwise become liable with respect to the obligations of another entity, pay any principal or interest on any indebtedness or enter into any transaction with an affiliate other than on arms-length terms, compromise or settle any account for less than the full amount, grant any extension of time for payment of any account, and release any account from payment other than in the ordinary course of business. The Company believes it is in compliance with all covenants at June 30, 2010.

In June 2008, through a legal restructuring, the Company transferred our Dutch operating subsidiary from the U.S. parent company to a European holding company. Consideration for the transfer included an intercompany note to the U.S. parent from the European holding company. The intercompany note is in U.S. Dollars and had a balance of $7.9 million on June 30, 2010. The impact from the fluctuations in foreign currency exchange on the intercompany note payable is included in other expense, net on our consolidated statements of operations.

The Company maintained a cash collateral balance of $255 thousand at June 30, 2010 for a letter of credit with its bank.  The letter of credit is related to the lease of the Company’s U.S. headquarters and is recorded as restricted cash on our Consolidated Balance Sheet.

The Company needs to secure additional financing to meet its debt obligations and is working to secure financing. However, the current economic environment is marked by limited availability of credit in the business sector and we may be required to pursue refinancing of the debt on less than favorable terms. Further, uncertainty about our current operating performance and global economic conditions impact our ability to secure financing. If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms.

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the impact of dilutive potential common shares using the treasury stock method. There were 26,329 potentially dilutive shares excluded for the second quarter of 2010 and 26,053 potentially dilutive shares excluded for the second quarter of 2009 as their impact would be anti-dilutive. The earnings per share for the three months ended June 30, 2010 was $(0.19) compared to $(0.03) per share at June 30, 2009. There were 30,978 potentially dilutive shares excluded for the six months ended June 30, 2010 and 28,179 potentially dilutive shares excluded for the six months ended June 30, 2009 as their impact would be anti-dilutive. The earnings per share for the six months ended June 30, 2010 was $(0.64) compared to $(0.24) per share at June 30, 2009.

NOTE 8— SHARE BASED COMPENSATION

Share-based compensation expense recognized for the six months ended June 30, 2010 and 2009 was $240 thousand and $409 thousand.  As of June 30, 2010, total unamortized compensation expense related to non-vested share-based compensation was $144 thousand and is expected to be recognized over an average weighted period of 1.1 years. Compensation expense is recorded in the consolidated statements of operations and the Company did not recognize any income tax benefits from stock-based payment plans for the six months ended June 30, 2010 and 2009.

Stock Option Plans

The 2008 Stock Incentive Plan replaced the 2002 Stock Option Plan and provides for awards to employees. The 2008 Plan provides for the grant of shares of common stock to participants, including the grant of stock options, restricted stock and restricted stock units. The exercise price of each option is the ending quoted fair market value of the stock at the grant date. Options are generally exercisable two years from the grant date. Options issued under the 2008 Plan expire 10 years from the date of grant and, in most cases, upon termination of employment.  During the quarter ended June 30, 2010, the Company granted 25,200 options to purchase stock. At June 30, 2010, there were 541,456 thousand shares available for grant.  At June 30, 2010, there were an aggregate of 317,737 options outstanding with 273,913 of these shares exercisable.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178,000 shares available for grant.  Shares under this plan are granted to non-employee directors at fair market value on the date of grant and are non-transferable for a period of two years after the grant date.  There were 76,298 awards available for future grant at June 30, 2010.

NOTE 9 — INCOME TAXES

The Company has estimated its annual effective tax rate for the year and applied that rate to its income before income taxes in determining its provision for income taxes for the periods ended June 30, 2010. The Company also records discrete items in each respective period as appropriate.  In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.

In the second quarter of 2010 we continued to provide a full valuation allowance against net U.S. deferred tax assets and therefore, we did not record income tax benefits against U.S. operating losses in the second quarter of 2010.  These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future with certain limitations. As of June 30, 2010, and December 31, 2009, the Company had a valuation allowance of $3.8 million and $3.5 million, respectively, related to its U.S. net deferred tax assets, which consisted of research and development tax credits, foreign tax credits, net operating losses and other deferred tax assets.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts approximate fair value of the Company’s cash and short term financial instruments.  It is not practicable to estimate the fair value of the Note, which had a carrying value of $11.1 million and an interest rate of 10% at June 30, 2010. We are unable to estimate the fair value of the Note due to lack of available financing and because the debt is not traded.

NOTE 11 — ELECTRO OPTICS SALE

On April 12, 2010, the Company and Nufern, a wholly owned subsidiary of Rofin-Sinar Technologies, Inc., entered into an Asset Purchase Agreement where the Company sold to Nufern the assets of its Electro Optics coil manufacturing operations. The purchase price for the sale of the Electro Optics assets was $1.4 million. Nufern paid the Company $1.15 million in cash at closing and deposited the remaining $250 thousand in escrow. One-half of the escrow amount will be released to the Company on or before the one-year anniversary of the closing and the remainder of the escrow will be released to the Company on or before the second anniversary of the closing, both subject to the completion of a technology transfer as set forth in the Purchase Agreement.  The Electro Optic assets include certain technology, equipment and purchase orders relating to the manufacture of fiber optic gyroscope coils, primarily for U.S. government defense industry customers. The impact of the Electro Optics sale is included in the Company’s financial statements in the second quarter of 2010. No gain has been recognized with respect to the escrow amount. Any gain will be recorded if and when realized.

NOTE 12 — LIQUIDITY

In recent periods, our financial performance includes lower levels of revenue and operating cash flows and increased operating losses compared to the prior periods.  The principal amount due in March 2011 on our subordinated note is €9.0 million ($11.1 million U.S. Dollars on June 30, 2010).  Prior to the maturity date, management intends to attempt to repay this debt from the proceeds of new debt and/or equity financings, seek additional extensions of the maturity date from the current lender and evaluate other strategic options.  However, there can be no assurance that adequate additional financing will be available to the Company to repay the subordinated debt or that the current lender will be willing to provide additional extensions of the maturity date, and therefore that we will be able to continue as a going concern.

NOTE 13 — RESTRUCTURING AND IMPAIRMENT

During the second quarter of 2010, the Company implemented a restructuring plan in its U.S. operations. The three key components of the restructuring are the transition of U.S. sales to a sector alignment focused on three distinct markets; the consolidation of the U.S. manufacturing operations into a combination of the Company’s current manufacturing facility in the Netherlands plus U.S. contract manufacturing; and streamlining the Company’s corporate headquarters in the U.S.

The Company will record pre-tax charges of $945 thousand related to these actions of which $868 thousand is included in the second quarter 2010 with the remaining $77 thousand expected to be charged in the third quarter 2010. The restructuring costs charged in the second quarter 2010 include $592 thousand of severance, $152 thousand of health care benefits, and $124 of fixed asset write-downs, primarily manufacturing equipment. The severance and benefit charges will be paid out in the second half of 2010 while the fixed asset write-downs are non-cash charges. The charges are spread through multiple line items on the income statement, primarily with the second quarter charges of $307 thousand in costs of goods sold, $252 thousand in sales and marketing, $109 thousand in engineering and $76 thousand of general and administrative expense.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Our international operations include the impact from foreign currency translation in the quarter. On average, the Dollar was stronger in the second quarter of 2010 compared to 2009. The result of a strengthening U.S. Dollar impacted our results on a consolidated basis because the Company translates Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in its financial statements.

REVENUE

Revenue for the second quarter of 2010 was $7.7 million, a decrease of 23% compared to the second quarter of 2009. Excluding the impact of foreign currency exchange rates, revenue decreased approximately 19% in the second quarter of 2010 when compared to 2009. The decline is the result of a general economic decline, a transition in the market from Fiber Optic based products to IP/Ethernet products, with IP sales slower than expected, and a continuing decline in U.S. sales.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. based includes Canada, Mexico and South America (in thousands):

	2010			2009
	U.S.	International	Total	U.S.	International	Total
Revenue	$1,749	$5,954	$7,703	$3,102	$6,908	$10,010
Less: Cost of Goods Sold	1,507	2,477	3,984	1,191	2,771	3,962
Gross Profit	$242	$3,477	$3,719	$1,911	$4,137	$6,048
Less: Operating Expenses	1,220	3,076	4,296	2,344	3,446	5,790
(Loss) income from Operations	$(978)	$401	$(577)	$(433)	$691	$258

Our U.S. based sales declined $1.4 million or 44% in the second quarter of 2010. The decline is primarily from a reduction of $1.1 million in U.S. fiber optic based product sales with no meaningful increase in IP revenue. The U.S. business had a loss from operations of $1.0 million in the second quarter of 2010 compared to a loss of $433 thousand in the second quarter of 2009. The increase in the U.S. loss is from the decline in revenue combined with a reduction in the gross profit margin from 62% to 14%. The U.S. gross profit margin declined in the current quarter due to excess capacity in the U.S. manufacturing facility, inventory obsolescence write-downs totaling $139 thousand and severance and other restructuring charges of $307 thousand.

Revenue in our international operations decreased by 14% during the second quarter 2010 compared to 2009. Our international operations represented 77% of the Company’s total revenue in the current period. International revenue includes the negative impact from foreign currency exchange rates of approximately $519 thousand in the second quarter of 2010 as the Euro weakened against the U.S. Dollar. The decline in revenue is primarily from a reduction of $1.1 million in international fiber optic based product sales and a slight increase in IP revenue. As a result of the reduction in revenue combined with reduced operating expenses our international based operations recorded a modest decrease in Income from Operations in the second quarter of 2010.

Information regarding the Company’s revenue by product category is included in the following table (in thousands):

	Three Months Ending	Three Months Ending
	June 30, 2010	June 30, 2009
Fiber Optic	$4,037	$6,246
IP Video	3,606	3,522
Electro Optics	60	242
Total Revenue	$7,703	$10,010

In the second quarter of 2010, sales of fiber optic products were down 35% to $4.0 million while IP video revenue increased 2% to $3.6 million. The Company planned for a market shift toward IP video products and invested in the development of new products in prior periods. However, the decline in fiber optic sales during the period was significantly more than the increase in IP video revenue leading to a decline in total revenue. While our sales teams internationally have made progress in marketing and selling our IP solutions for the critical infrastructure, transportation and government market segments, our history as a fiber-based product supplier in the U.S. continues to demonstrate a slower than anticipated transition to IP video solutions in the Americas. A contributing factor has been a historically geographical-oriented sales approach in the U.S., which inhibited the ability of our sales teams to properly focus on the unique needs of customers within individual market sectors. The Company continues to focus its product development efforts toward IP products in 2010 to address the overall market shift from Fiber Optic to IP products.

GROSS PROFIT

Consolidated gross profit was $3.7 million or 48% of revenues for the quarter ended June 30, 2010, compared to $6.0 million or 60% of revenues in 2009. Gross profit in our domestic business was down $1.7 million in the second quarter of 2010 while gross profit in our international business declined $660 thousand.

The U.S. gross profit margin declined in the current quarter due to excess capacity in the U.S. manufacturing facility, inventory write-downs and restructuring charges. Lower revenue levels result in relatively higher costs of goods sold on a per unit basis as the costs for personnel in direct labor positions and other fixed costs are spread over a smaller revenue base. The gross profit margin in our international business was 58% in the second quarter of 2010 compared to 60% for the second quarter of 2009.

At the end of the second quarter of 2010, Optelecom-NKF completed a major initiative where the Company consolidated its U.S. manufacturing operations into the existing Dutch manufacturing facility and to a U.S. based contract manufacturer. This initiative is intended to provide the Company with opportunity for flexibility in manufacturing during future periods.

OPERATING EXPENSE

Consolidated operating expenses were $4.3 million for the quarter ended June 30, 2010, compared to $5.8 million in the second quarter of 2009. The overall decrease was $1.5 million and represented a 26% reduction in the second quarter of 2010. Results for the second quarter of 2010 include $1.15 million from the sale of the Company’s Electro Optics coil manufacturing operations.

At the end of April 2010, the Company adopted a series of restructuring initiatives designed to strengthen the Company’s ability to become a global provider of advanced video-over-IP solutions. The three key components of the changes and restructuring initiatives include the transition of U.S. sales to a sector alignment, focused on three distinct markets; the consolidation of the U.S. manufacturing operations into a combination of the Company’s current Netherlands based manufacturing facility and U.S. contract manufacturing; and third the streamlining of the Company’s corporate headquarters in the U.S.

The Company will record pre-tax charges of $945 thousand related to these actions of which $868 thousand is included in the second quarter 2010 and the remaining $77 thousand is expected as a charge in the third quarter of 2010. Total restructuring costs are expected to total $945 thousand including $653 thousand in severance costs, $168 thousand in health care benefits and payroll taxes and $124 of fixed asset write-downs.

As a result of the U.S. business restructuring the Company is attempting to sublease its corporate office and manufacturing facility located in Germantown, Maryland. The building is leased by the Company with no provision for termination prior to the end of the lease term in August 2013. Rent expense is recognized on a straight-line basis during the lease term.

Excluding the change in foreign currency exchange rates of $218 thousand, the restructuring charge of $437 thousand and the gain on sale of Electro-Optics of $1,150 thousand, our operating expenses decreased approximately 10%. The decrease in operating expenses is a result of reductions in personnel and continued cost control measures due to ongoing declines in revenue levels and a difficult economic environment. The cost control effort includes the U.S. restructuring effort, day to day decisions to lower expenses and our reduction in force in the second half of 2009, which eliminated personnel including those in mature fiber optic product areas.

OTHER EXPENSE, NET

Other expense, net increased from $142 thousand in the second quarter of 2009 to $316 thousand in the second quarter of 2010. The Company’s other expense includes interest expense and foreign currency exchange transaction gains/losses on notes payable. The note payable is a Euro-based subordinated note that resides on the parent company’s books and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books. The increase is from higher interest cost realized on our subordinated note and fluctuations in foreign currency exchange translation.

INCOME TAX EXPENSE

The benefit for income taxes in the second quarter of 2010 was $195 thousand compared to an expense of $243 thousand in the second quarter of 2009. The increase in our tax benefit in 2010 was attributed to our international operations due to changes in foreign currency exchange rates for which we recognize a tax benefit. In the second quarter of 2010 we continued to provide a full valuation allowance against U.S. deferred tax assets and therefore, we did not record the impact of income tax benefits against U.S. operating losses and other deferred tax assets in the first half of 2010. As of June 30, 2010 and December 31, 2009, the Company had a valuation allowance of $3.8 million and $3.5 million, respectively, related to its U.S. deferred tax assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

The results of our international operations include the impact from foreign currency translation in the quarter. On average, the U.S. Dollar was stronger in the first six months of 2010 compared to 2009. The result of a strengthening U.S. Dollar impacted our results on a consolidated basis because the Company translates Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in its financials.

REVENUE

Revenue for the first six months of 2010 was $14.9 million, a decrease of 20% compared to the first six months of 2009. The decline is the result of a general economic decline, a transition in the market from Fiber Optic based products to IP/Ethernet products, with IP sales slower than expected, and a continuing decline in U.S. sales. Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. or domestic based includes Canada, Mexico, Central and South America (in thousands):

	2010			2009
	U.S.	International	Total	U.S.	International	Total
Revenue	$3,760	$11,096	$14,856	$5,595	$13,001	$18,596
Less: Cost of Goods Sold	2,569	4,634	7,203	2,480	5,352	7,832
Gross Profit	$1,191	$6,462	$7,653	$3,115	$7,649	$10,764
Less: Operating Expenses	3,324	6,556	9,880	4,448	7,007	11,455
(Loss) income from Operations	$(2,133)	$(94)	$(2,227)	$(1,333)	$642	$(691)

Our U.S. based sales declined $1.8 million or 33% in the first six months of 2010 compared to the first half of 2009. The decline is from a reduction of $1.5 million in fiber optic based product sales and limited growth in IP product sales. Our IP revenue increased $8 thousand in the first six months of 2010 in the U.S. The U.S. business had a loss from operations of $2.1 million in the first six months of 2010 compared to a loss of $1.3 million in 2009. The increase in the U.S. based loss from operations is due to the significant decline in revenue partially offset by a reduction of $1.1 million in U.S. operating expenses during the first six months of 2010. The expense reductions are from the Company’s sale of its Electro Optics assets.

Revenue for the first six months of 2010 decreased $1.9 million in our international operations when compared to the first six months of 2009. Our international operations represented 75% of the Company’s total revenue in the first half of 2010. As a result of the reported reduction in revenue, our international based operations had a loss from operations of $94 thousand for the first six months of 2010 compared to income from operations of $642 thousand in 2009.

Information regarding the Company’s revenue by product category is included in the following table (in thousands):

	Six Months Ending	Six Months Ending
	June 30, 2010	June 30, 2009
Fiber Optic	$8,185	$11,647
IP Video	6,523	6,436
Electro Optics	148	513
Total Revenue	$14,856	$18,596

In the first six months of 2010, sales of Fiber Optic products were down 30% to $8.2 million while IP Video revenue increased 1% to $6.5 million. The Company has planned for a market shift toward IP Video products as it invested in the development of a new product set in recent periods. The decline in Fiber Optic sales during the period was in line with an overall trend away from these products in the market. The decline in IP product sales was significantly less than the decline in Fiber Optic sales in the first six months of 2010. The Company continues to focus its product development efforts toward the IP products in 2010 to address the overall market shift from Fiber Optic to IP products.

Seasonality affects our revenues to the extent that normal contracting activities are affected by capital budgets.  We are also impacted in areas with colder climates as some outdoor projects are planned to avoid the winter months. This seasonality has periodically resulted in generally lower levels of revenue in the first half of the year when compared to revenue in the second half of the year.

GROSS PROFIT

Consolidated gross profit was $7.7 million or 52% of revenues for the six months ended June 30, 2010, compared to $10.8 million or 58% of revenues in 2009. The gross profit percentage was 6% lower in 2010 which is below the Company’s ongoing target. Gross profit was down a total of $3.1 million and 29% primarily because of the decrease in revenue combined with lower profit margins in our U.S. businesses.  The U.S. gross profit margin declined due to excess capacity in the U.S. manufacturing facility, from inventory write-downs related primarily to product obsolescence and as a result of restructuring charges. The gross profit margin in our international business was 58% in the first six months of 2010 compared to 59% in the first six months of 2009.

OPERATING EXPENSE

Consolidated operating expenses were $9.9 million for the six months ended June 30, 2010, compared to $11.5 million in 2009. The overall decrease was $1.6 million representing a 14% reduction in operating expenses in the first half of 2010. Results for the first six months of 2010 include $1.15 million from the sale of the Company’s Electro Optics coil manufacturing operations.

The decrease in operating expenses is a result of reductions in personnel and continued cost control measures due to ongoing declines in revenue levels and a difficult economic environment. The Company recorded pre-tax charges of $868 thousand in the first half of 2010 in connection with the restructuring initiatives adopted at the end of April.

OTHER EXPENSE, NET

Other expense, net increased from $433 thousand in the first six months of 2009 to $619 thousand in the first half of 2010. The Company’s other expense includes interest expense, and foreign currency exchange transaction gains/losses from notes payable. The notes payable include a U.S. Dollar senior term loan which resided on the foreign holding company’s books before being paid off in March 2010, a Euro-based subordinated note that resides on the parent company’s books, and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books. The increase in other expense, net in the first six months of 2010 is the result of several factors including an increase from higher interest cost realized on our amended subordinated note and fluctuations in foreign currency exchange translation.

INCOME TAX EXPENSE

The benefit for income taxes in the first six months of 2010 was $500 thousand compared to a benefit of $232 thousand in the first six months of 2009. The increase in our tax benefit in 2010 was attributed to our international operations due to changes in foreign currency exchange rates for which we recognize a tax benefit. During 2009 and for the first six months of 2010, we continued to provide a full valuation allowance against net U.S. deferred tax assets and, therefore, we did not record the impact of income tax benefits against U.S. operating losses and other deferred tax assets in 2010. These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company were $33.3 million at June 30, 2010, compared to $41.2 million at December 31, 2009, a decline of 19%. The Company had a decline in cash and equivalents, excluding restricted cash, of $550 thousand, a decline in accounts receivable of $1.4 million, and a decline in combined intangible assets and goodwill of $3.5 million. The reduced cash level is the result of losses from operating activities in the first six months of 2010 combined with full payment of our senior term debt offset by cash received from the sale of certain assets. The decrease in accounts receivable is attributable to the reduction in sales in 2010 compared to the later part of 2009. The decline in intangible assets and goodwill is primarily from the change in foreign currency rates and amortization of intangible assets.

The Company’s total liabilities decreased to $17.8 million at June 30, 2010 from $21.4 million at December 31, 2009. This decrease is primarily from a decline in our level of debt totaling $3.7 million with full payment of $2.6 million on our senior term loan in early 2010. The decline in debt is also the result of a lower foreign currency exchange rate in 2010. The Company has outstanding debt totaling $11.1 million at June 30, 2010 from the subordinated note to Draka Holding N.V. due in March 2011.

The Company’s stockholders’ equity decreased from $19.8 million at December 31, 2009 to $15.5 million at June 30, 2010.  The decrease in total stockholders’ equity resulted from a net loss in the first six months of 2010 of $2.3 million and a $2.3 million decrease in accumulated other comprehensive income.  The decrease in accumulated other comprehensive income is primarily from the impact of foreign currency exchange rates as the U.S. Dollar strengthened in the first half of 2010 and the Company translated its net assets at a relatively lower level based on the rate of the Euro at June 30, 2010. At June 30, 2010, the exchange rate for the Euro to the U.S. Dollar was 1.22 compared to 1.43 at December 31, 2009.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the six months ended June 30, 2010, the Company had $177 thousand of additional expense related to the accounts receivable reserve, $58 thousand related to the warranty reserve and $139 thousand of additional expense related to inventory. The accounts receivable reserve is predominately from slower payment on international receivables while the increased reserve on inventory is the result of write-downs from U.S. product obsolescence.

Cash used in our operating activities was $214 thousand for the first six months of 2010 compared to $1.6 million in the first half of 2009. Our cash from operations is the result of our net loss, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The net cash used in operating activities during the first six months of 2010 is from a combination of factors including a net loss of $2.3 million plus an increase in other liabilities of $915 thousand from restructuring charges.

Cash used in investing activities was $24 thousand for the six months ended June 30, 2010 while cash used for investing activities was $408 thousand for the six months ended 2009. Investing activities are from capital expenditures in the current and prior periods.

Cash used in financing activities was $27 thousand during the first six months of 2010 compared to cash used during the first half of 2009 totaling $746 thousand. The current period includes reductions in notes payable as we paid off our senior term loan and refinanced our subordinated debt. The Company also used restricted cash to pay off the senior term loan.

On March 5, 2010, the Company entered into an amended and restated subordinated promissory note (the Note) with Draka Holding N.V. (Draka). Draka agreed to extend the term of the Note to March 8, 2011 at an annual interest rate of 10%. The principal amount under the Note at June 30, 2010 is €9.0 million ($11.1 million U.S. Dollars). In consideration of Draka’s agreement to extend the term of the Note, the Company agreed to make quarterly interest payments starting in June 2010. Additionally, the Company agreed that if it has consolidated cash on hand in excess of $2.5 million at the end of any calendar quarter; it will pay this excess cash to Draka as a prepayment on the Note.

The Company and Manufacturers and Traders Trust Company ended the line of credit facility in March 2010 which allowed us to borrow in either U.S. Dollars or Euros with a maximum amount not to exceed $500 thousand U.S. Dollars at December 31, 2009. On April 6, 2010, the Company and Presidential Financial Corporation entered into a Loan and Security Agreement where Presidential agreed to provide the Company with a revolving line of credit of $750 thousand based upon the availability of sufficient eligible accounts receivable in the U.S. legal entity. The Loan Agreement is for a term of one year and the obligations are secured by substantially all of the assets of the U.S. legal entity.

The Company continues to work toward refinancing the Draka note that comes due in March 2011. However, the current economic environment is marked by limited availability of credit in the business sector and there is no guarantee that financing will be available for all or part of the outstanding debt.  Further, uncertainty about our current operating performance and global economic conditions impact our ability to secure financing.  If demand for our products continues to decline, it will adversely impact our financial results and negatively impact our ability to secure additional financing. There can be no assurance that additional financing will be available in a timely manner or on acceptable terms.  The Company previously announced it has authorized its investment banker, Seale & Associates, to conduct a broad evaluation of strategic options and this evaluation is ongoing through June 30, 2010.

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

•                      restructuring initiatives;

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

In connection with the acquisition from Draka in March 2005 the Company has a €9.0 million denominated subordinated Note at June 30, 2010. Upon completion of a legal restructuring in June 2008, the impact from the fluctuation in foreign currency exchange rate on the subordinated Note is included in the other expense, net on our consolidated statements of operations. As part of the 2008 legal restructuring, our European holding company and the U.S. parent company entered into a Dollar denominated note payable to the parent company. At June 30, 2010, the balance on this Dollar denominated intercompany note payable is $7.9 million. Restatement of these balances at the June 30, 2010 exchange rate resulted in a net foreign currency exchange gain of $315 thousand which is included in Other Expense, net.  As these principal balances change and become more disparate, the foreign currency exchange impact may result in additional exposure to the Company.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2010 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in legal proceedings or litigation at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

None.

Item 5. Exhibits.

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

OPTELECOM-NKF, INC.

Date: August 12, 2010	/s/ David Patterson
David Patterson,
President and Chief Executive Officer

Date: August 12, 2010	/s/ Steven Tamburo
Steven Tamburo,
Executive Vice President and Chief Financial Officer