Form 10-Q
period 2010-09-30
Optelecom-NKF, Inc.
filed 2010-11-15
CIK 275858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At November 1, 2010 the registrant had outstanding 3,706,159 shares of Common Stock, $0.03 Par Value.

OPTELECOM-NKF, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OPTELECOM-NKF, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,172	$2,344
Restricted cash	255	1,900
Accounts receivable, net of allowance for doubtful accounts of $505 and $386	7,271	8,209
Inventories, net	4,301	4,343
Deferred tax assets	120	240
Prepaid expenses and other current assets	803	893
Total current assets	13,922	17,929
Property & equipment, less accumulated depreciation of $5,368 and $5,681	907	1,593
Intangible assets, net of accumulated amortization of $3,919 and $3,609	5,785	6,609
Goodwill	14,102	14,848
Other assets	207	209
TOTAL ASSETS	34,923	41,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of notes and interest payable	12,329	1,907
Accounts payable	2,535	2,012
Accrued payroll	907	1,280
Accrued warranty reserve	445	422
Other current liabilities	1,194	1,233
Total current liabilities	17,410	6,854
Long term notes and interest payable	—	12,818
Deferred tax liabilities	1,260	1,513
Other liabilities	159	188
Total liabilities	18,829	21,373
STOCKHOLDERS’ EQUITY
Common stock, $.03 par value-shares authorized, 15,000,000; issued and outstanding, 3,702,409 and 3,653,644 shares as of September 30, 2010, and December 31, 2009, respectively	111	110
Additional paid-in capital	17,294	17,036
Accumulated other comprehensive income	2,064	2,769
Treasury stock, 162,672 shares at cost	(1,265)	(1,265)
(Accumulated deficit) retained earnings	(2,110)	1,165
Total stockholders’ equity	16,094	19,815
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,923	$41,188

See notes to unaudited consolidated financial statements

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	2010	2009
Revenue	$7,585	$8,307
Cost of goods sold	3,492	3,714
Gross profit	4,093	4,593
Operating expenses:
Sales and marketing	1,871	2,723
Engineering	895	1,195
General and administrative	1,225	1,461
Amortization of intangibles	155	172
Total operating expenses	4,146	5,551
Loss from operations	(53)	(958)
Other expense, net	394	158
Loss before income taxes	(447)	(1,116)
Provision for income taxes	482	153
Net loss	$(929)	$(1,269)
Basic loss per share	$(0.25)	$(0.35)
Diluted loss per share	$(0.25)	$(0.35)
Weighted average common shares outstanding -basic	3,702,155	3,648,490
Weighted average common shares outstanding -diluted	3,702,155	3,648,490

Net loss	$(929)	$(1,269)
Foreign currency translation	1,562	570
Comprehensive income (loss)	$633	$(699)

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	2010	2009
Revenue	$22,441	$26,904
Cost of goods sold	10,695	11,547
Gross profit	11,746	15,357
Operating expenses:
Sales and marketing	7,488	8,215
Engineering	3,151	3,632
General and administrative	4,060	4,665
Amortization of intangibles	476	494
Gain on sale of Electro Optics	(1,150)	—
Total operating expenses	14,025	17,006
Loss from operations	(2,279)	(1,649)
Other expense, net	1,013	591
Loss before income taxes	(3,292)	(2,240)
Benefit for income taxes	17	78
Net loss	$(3,275)	$(2,162)
Basic loss per share	$(0.89)	$(0.59)
Diluted loss per share	$(0.89)	$(0.59)
Weighted average common shares outstanding -basic	3,687,511	3,645,360
Weighted average common shares outstanding -diluted	3,687,511	3,645,360

Net loss	$(3,275)	$(2,162)
Foreign currency translation	705	522
Comprehensive loss	$(2,570)	$(1,640)

See notes to unaudited consolidated financial statements.

OPTELECOM-NKF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(Dollars in Thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(3,275)	$(2,162)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,027	1,194
Impairment of fixed assets	124	—
Gain on sale of equipment	(36)	—
Gain on sale of EO asssets	(1,150)	—
Accounts receivable provision	137	178
Change in allowance for inventory obsolescence	211	251
Accrued warranty reserve	36	130
Stock based compensation	251	553
Deferred tax provision	(69)	(38)
Other	(29)	(16)
Change in assets and liabilities:
Accounts receivable	453	2,749
Inventories	(275)	405
Prepaid expenses and other current assets	69	587
Accounts payable and other accrued expenses	578	(2,680)
Taxes payable	—	(966)
Other liabilities	(360)	(329)
Interest payable	154	326
Net cash (used in) provided by operating activities	(2,154)	182
Cash flows from investing activities:
Proceeds from sale of equipment	67	—
Proceeds from sale of EO assets	1,150	—
Capital expenditures	(29)	(409)
Net cash provided by (used in) investing activities	1,188	(409)
Cash flows from financing activities:
Payments on notes payable	(1,811)	(1,138)
Net decrease in restricted cash	1,644	—
Proceeds from issuance of stock under equity plans	8	12
Net cash used in financing activities	(159)	(1,126)
Effect of exchange rates on cash and cash equivalents	(47)	(28)
Net decrease in cash and cash equivalents	(1,172)	(1,381)
Cash and cash equivalents — beginning of period	2,344	5,671
Cash and cash equivalents — end of period	$1,172	$4,290

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$795	$267
Cash paid during the period for income taxes	$157	$973

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current-year presentation. In addition, the Company has reduced previously reported second quarter 2010 operating cash flows and increased investing cash flows by $1.15 million.  The adjustment relates to the correction of an error relating to the classification of the cash proceeds from the April 2010 sale of Electro Optics.  We believe the correction is immaterial to any previously reported interim Consolidated Financial Statements.  The results for the interim periods presented are not necessarily indicative of the results to be expected for future quarters or the fiscal year as a whole. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the footnotes included in the Company’s latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009.

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

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Production materials	$2,842	$2,948
Work in process	292	236
Finished goods	2,290	2,101
Allowance for excess and obsolete inventory	(1,123)	(942)
Total inventories, net	$4,301	$4,343

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

The following table presents changes in the Company’s warranty liability, which is included in accrued expenses on the balance sheets (in thousands):

	For the nine months ended
	September 30, 2010	September 30, 2009
Balance, beginning of period	$422	$410
Expense accrued	182	296
Warranty cost incurred	(159)	(157)
Balance, end of period	$445	$549

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

As of the dates indicated, goodwill and other intangible assets are comprised of the following (in thousands):

	September 30,			December 31,
	2010			2009
Description	Purchase value	Accumulated Amortization	Net value	Purchase value	Accumulated Amortization	Net value

Goodwill	$14,102		$14,102	$14,848		$14,848

Intangible indefinite life:
Tradenames	2,178		2,178	2,293		2,293

Intangible amortizable:
Customer Relationships	7,214	3,607	3,607	7,596	3,280	4,316

Total Intangibles	$23,494	$3,607	$19,887	$24,737	$3,280	$21,457

The aggregate amortization expense of intangible assets was $155 thousand and $172 thousand for the three months ended September 30, 2010 and 2009, respectively.  The aggregate amortization expense of intangible assets was $476 thousand and $494 thousand for the nine months ended September 30, 2010 and 2009, respectively.  Changes in the purchase value of goodwill and intangible assets from the date of acquisition to September 30, 2010 are a result of foreign currency exchange fluctuations. Intangibles which are subject to amortization are amortized on a straight-line basis over their expected lives of three to eleven years. Estimated annual amortization expense for intangible assets over the next five years is as follows (in thousands):

Year ending December 31,
2011	$687
2012	687
2013	687
2014	687
2015	687

NOTE 6 — NOTES PAYABLE AND LINE OF CREDIT

Notes payable and bank line of credit consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Senior term loan with a bank	$—	$1,907
Subordinated note due March 2011 (1)	12,329	12,818
	$12,329	$14,725
Less: Current portion	(12,329)	(1,907)
Long term notes and interest payable	$—	$12,818

(1)  Includes accrued interest and deferred interest payable on the subordinated note at September 30, 2010 and December 31, 2009, respectively.

On March 5, 2010, the Company entered into an amended and restated subordinated promissory note (the Note) with Draka Holding N.V. (Draka). Draka agreed to extend the term of the Note to March 8, 2011 at an annual interest rate of 10%. The principal amount under the Note at September 30, 2010 is €9.0 million ($12.2 million U.S. Dollars). In consideration of Draka’s agreement to extend the term of the Note, the Company agreed to make quarterly interest payments starting in June 2010. Additionally, the Company agreed that if it has consolidated cash on hand in excess of $2.5 million at the end of any calendar quarter, it will pay this excess cash to Draka as a prepayment on the Note.

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

The Note is denominated in Euros and the U.S. Dollar amount of the liability increases or decreases due to the impact of foreign currency exchange rate changes. Any payment made when due in March 2011 will result in a cash payment at the prevailing exchange rate on that date. The impact from the change in foreign currency exchange rates on the Note is included in the other expense, net on our consolidated statements of operations as the Note is not in the individual entity’s functional currency. As of September 30, 2010 the Note is classified as a current liability because it is due within one year.

On April 6, 2010, the Company and Presidential Financial Corporation entered a Loan and Security Agreement where Presidential agreed to provide the Company with a revolving line of credit of $750 thousand. Available funding under this line of credit is based on eligible accounts receivable of the U.S. legal entity. The Loan Agreement is for a term of one year and the obligations are secured by substantially all of the assets of the U.S. legal entity. The Company pays a monthly service charge of 0.65% based on the average daily loan balance outstanding and an annual facility fee equal to $7,500. The interest rate is calculated on the outstanding balance of the line based on the Wall Street Journal Prime Rate plus 0.45% (a total of 3.70% at September 30, 2010).

The revolving line of credit provides for certain affirmative covenants including the right of the lender to inspect collateral, review or audit the Company’s books and records, and for the Company to provide certain audited or unaudited financial information, pay all taxes prior to the date on which such taxes become delinquent, comply in all material respects with all applicable laws, carry property, liability and other insurance, and promptly notify the lender of all relevant disputes or claims. The line of credit also provides for a financial covenant requiring the U.S. legal entity to maintain a minimum tangible net worth including its investment in subsidiaries of $6.0 million. The line of credit provides for certain negative covenants including that the Company will not merge or consolidate, acquire any assets except in the ordinary course of business, sell or transfer any collateral except in the ordinary course of its business, incur any debt outside the ordinary course of business, guarantee or otherwise become liable with respect to the obligations of another entity, pay any principal or interest on any indebtedness or enter into any transaction with an affiliate other than on arms-length terms, compromise or settle any account for less than the full amount, grant any extension of time for payment of any account, and release any account from payment other than in the ordinary course of business. The Company believes it is in compliance with all covenants at September 30, 2010.

In June 2008, through a legal restructuring, the Company transferred our Dutch operating subsidiary from the U.S. parent company to a European holding company. Consideration for the transfer included an intercompany note to the U.S. parent from the European holding company. The intercompany note is in U.S. Dollars and had a balance of $7.9 million on September 30, 2010. The impact from the fluctuations in foreign currency exchange on the intercompany note payable is included in other expense, net on our consolidated statements of operations.

The Company maintained a cash collateral balance of $255 thousand at September 30, 2010 for a letter of credit with its bank.  The letter of credit is related to the lease of the Company’s U.S. headquarters and is recorded as restricted cash on our Consolidated Balance Sheet.  See also the discussion under Note 14 — SUBSEQUENT EVENTS.

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding plus the impact of dilutive potential common shares using the treasury stock method. There were 18,604 potentially dilutive shares excluded for the third quarter of 2010 and 42,698 potentially dilutive shares excluded for the third quarter of 2009 as their impact would be anti-dilutive. The (loss) earnings per share for the three months ended September 30, 2010 was $(0.25) compared to $(0.35) per share at September 30, 2009. There were 27,346 potentially dilutive shares excluded for the nine months ended September 30, 2010 and 28,531 potentially dilutive shares excluded for the nine months ended September 30, 2009 as their impact would be anti-dilutive. The (loss) earnings per share for the nine months ended September 30, 2010 was $(0.89) compared to $(0.59) per share at September 30, 2009.

NOTE 8— SHARE BASED COMPENSATION

Share-based compensation expense recognized for the nine months ended September 30, 2010 and 2009 was $251 thousand and $553 thousand.  As of September 30, 2010, total unamortized compensation expense related to non-vested share-based compensation was $95 thousand and is expected to be recognized over an average weighted period of 0.7 years. Compensation expense is recorded in the consolidated statements of operations and the Company did not recognize any income tax benefits from stock-based payment plans for the nine months ended September 30, 2010 and 2009.

Stock Option Plans

The 2008 Stock Incentive Plan replaced the 2002 Stock Option Plan and provides for awards to employees. The 2008 Plan provides for the grant of shares of common stock to participants, including the grant of stock options, restricted stock and restricted stock units. The exercise price of each option is the ending quoted fair market value of the stock at the grant date. Options are generally exercisable two years from the grant date. Options issued under the 2008 Plan expire 10 years from the date of grant and, in most cases, upon termination of employment.  During the quarter ended September 30, 2010, the Company did not grant any options to purchase stock. At September 30, 2010, there were 617,376 thousand shares available for grant.  At September 30, 2010, there were an aggregate of 256,640 options outstanding with 212,816 of these shares exercisable.

The 2001 Nonqualified Director Stock Option Plan provides for up to 178,000 shares available for grant.  Shares under this plan are granted to non-employee directors at fair market value on the date of grant and are non-transferable for a period of two years after the grant date.  There were 89,298 awards available for future grant at September 30, 2010.

NOTE 9 — INCOME TAXES

The Company has estimated its annual effective tax rate for the year and applied that rate to its income before income taxes in determining its provision for income taxes for the periods ended September 30, 2010. The Company also records discrete items in each respective period as appropriate.  In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carry forwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.

In the third quarter of 2010 we continued to provide a full valuation allowance against net U.S. deferred tax assets and therefore, we did not record income tax benefits against U.S. operating losses in the third quarter of 2010.  These deferred tax assets are still available for tax purposes to offset potential U.S. tax expense in the future with certain limitations. As of September 30, 2010, and December 31, 2009, the Company had a valuation allowance of $4.6 million and $3.5 million, respectively, related to its U.S. net deferred tax assets, which consisted of research and development tax credits, foreign tax credits, net operating losses and other deferred tax assets.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts approximate the fair value of the Company’s cash and short term financial instruments.  It is not practicable to estimate the fair value of the Note, which had a carrying value of $12.2 million and an interest rate of 10% at September 30, 2010. We are unable to estimate the fair value of the Note due to lack of available financing and because the debt is not traded.

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

NOTE 12 — LIQUIDITY

In recent periods, our financial performance includes lower levels of revenue and operating cash flows and increased operating losses compared to the prior periods.  The principal amount due in March 2011 on the Note is €9.0 million ($12.2 million U.S. Dollars on September 30, 2010).  See also the discussion under Note 14 — SUBSEQUENT EVENTS.

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

The Company recorded pre-tax charges of $728 thousand related to these actions of which $868 thousand was included in the second quarter 2010 with a credit of $140 included in third quarter of 2010.  The third quarter adjustment resulted from management’s decision to retain certain positions originally identified for elimination and lower than anticipated expenses associated with health care benefits. The restructuring costs charged include $552 thousand of severance, $52 thousand of health care benefits, and $124 of fixed asset write-downs, primarily manufacturing equipment. The majority of severance and benefit charges were paid out in the third quarter of 2010 while the fixed asset write-downs are non-cash charges. The severance charges and health care benefits are spread through multiple line items on the income statement with $250 thousand in costs of goods sold, $218 thousand in sales and marketing, $76 thousand in engineering and $60 thousand of general and administrative expense.

NOTE 14 — SUBSEQUENT EVENTS

On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TKH Group N.V. (“TKH”) and Ohio Merger Subsidiary, Inc. (“Merger Sub”), an indirect wholly-owned subsidiary of TKH.  Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and be an indirect wholly-owned subsidiary of TKH (the “Merger”).   Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock, including each outstanding restricted stock unit of the Company, other than common stock owned by the Company, TKH or Merger Sub, or by any stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $2.45 in cash, without interest.  At the effective time of the Merger each outstanding and unexercised Company stock option will be cancelled.

Additionally, on November 10, 2010, the Company and Draka entered into a payoff agreement (the “Draka Agreement”), pursuant to which Draka has agreed to accept a 30% reduction in the principal amount payable by the Company to Draka under the Note.  The reduction in the principal amount of the Note is subject to the payment being made on or prior to March 8, 2011.

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

Recent Developments

On November 10, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TKH Group N.V. (“TKH”) and Ohio Merger Subsidiary, Inc. (“Merger Sub”), an indirect wholly-owned subsidiary of TKH.  Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and be an indirect wholly-owned subsidiary of TKH (the “Merger”).  The board of directors of the Company unanimously approved the Merger Agreement.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock, including each outstanding restricted stock unit of the Company, other than common stock owned by the Company, TKH or Merger Sub, or by any stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $2.45 in cash, without interest.  At the effective time of the Merger each outstanding and unexercised Company stock option will be cancelled.

Consummation of the Merger is subject to customary conditions, including without limitation, approval by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote on the Merger, the absence of any law, order or injunction prohibiting the Merger, the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), each party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers) and the absence of any material adverse effect (as defined in the Merger Agreement) with respect to the Company.  Additionally, consummation of the Merger is subject to the condition that the Company have a net worth (as determined in accordance with the Merger Agreement) of at least $15.5 million and that the Draka Agreement (as defined below) is in full force and effect and the Company is in compliance with the terms thereof.  Consummation of the Merger is not subject to a financing condition.

Pursuant to the Merger Agreement, the Company is subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals.  The no-shop provision, however, is subject to a customary “fiduciary-out” provision, which allows the Company under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that the board of directors of the Company has determined constitutes a superior proposal.

The Merger Agreement contains certain termination rights for the Company and TKH, including the right of the Company to terminate the Merger Agreement to accept a superior proposal.  Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay TKH a termination fee of $325,000.  The Company may also be obligated to reimburse transaction expenses incurred by TKH upon termination of the Merger Agreement under specified circumstances.

Additionally, on November 10, 2010, the Company and Draka Holding N.V. (“Draka”) entered into a payoff agreement (the “Draka Agreement”), pursuant to which Draka has agreed to accept a 30% reduction in the principal amount payable by the Company to Draka under the amended and restated promissory note entered into by the Company and Draka on March 5, 2010 (the “Note”).  The reduction in the principal amount of the Note is subject to the payment being made on or prior to March 8, 2011.

The foregoing descriptions of the Merger Agreement and Draka Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement and the Draka Agreement, as applicable, a copy of each of which is filed as Exhibit 2.1 and Exhibit 10.1, as applicable, to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on November 12, 2010, and the respective terms of which are incorporated herein by reference.

In connection with the proposed transaction, the Company will file a proxy statement with the SEC.  When completed, a definitive proxy statement and a form of proxy will be mailed to the stockholders of the Company.  The proxy statement and any other relevant documents filed with the SEC will contain important information about the Merger Agreement, the Merger and the parties thereto.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Our international operations include the impact from foreign currency translation in the quarter. On average, the U.S.Dollar was stronger in the third quarter of 2010 compared to 2009. The result of a strengthening U.S.Dollar impacted our results on a consolidated basis because the Company translates Euro and Pound Sterling sales and related expenses at proportionally lower U.S.Dollar equivalents in its financial statements.

REVENUE

Revenue for the third quarter of 2010 was $7.6 million, a decrease of 9% compared to the third quarter of 2009. Excluding the impact of foreign currency exchange rates, revenue decreased approximately 1% in the third quarter of 2010 when compared to 2009. The decline is related to longer than anticipated lead times associated with the transition to the outsourcing of U.S. manufacturing discussed  below.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. based includes Canada, Mexico and South America (in thousands):

	2010			2009
	U.S.	International	Total	U.S.	International	Total
Revenue	$1,404	$6,181	$7,585	$1,995	$6,312	$8,307
Less: Cost of Goods Sold	950	2,542	3,492	1,155	2,559	3,714
Gross Profit	$454	$3,639	$4,093	$840	$3,753	$4,593
Less: Operating Expenses	1,525	2,621	4,146	2,021	3,530	5,551
(Loss) income from Operations	$(1,071)	$1,018	$(53)	$(1,181)	$223	$(958)

At the end of the second quarter of 2010, the Company completed a major initiative whereby we consolidated our U.S. manufacturing operations into the existing Dutch manufacturing facility and to a U.S. based contract manufacturer. This initiative is intended to provide the Company with opportunity for flexibility in manufacturing during future periods.  As with any initiative of this magnitude, unforeseen issues arise.  Currently, we are experiencing longer time from order to delivery then we have historically maintained.  However we continue to work with our contract manufacturer to improve these times.

Our U.S. based sales declined $591 thousand or 30% in the third quarter of 2010.  Lower revenues in part were due to longer than anticipated lead times associated with the transition to the outsourcing of U.S. manufacturing to a contract manufacturer.  The contract manufacturer was unable to process and complete shipment of approximately $700 thousand of orders that had been scheduled for delivery no later than September 30, 2010.    The Company continues to work with the contract manufacturer to reduce order to delivery time.  Additionally, the U.S. revenues were impacted $132 thousand for the third quarter of 2010 as a result of the sale of revenue from the sale of our EO business.  The U.S. business had a loss from operations of $1.1 million in the third quarter of 2010 compared to a loss of $1.2 million in the third quarter of 2009.  The significant reduction in operating expenses helped to offset the reduction in sales and the reduction in the gross profit margin from 42% to 32% resulting in the slight decrease in the U.S. loss.  The U.S. gross profit margin decline in the current quarter was the result of expenses associated with the transition of product fabrication to contract manufacturing as well as a smaller revenue base.   Lower revenue levels result in relatively higher costs of goods sold on a per unit basis as fixed costs are spread over a smaller revenue base.  The Company also incurred additional costs as it continued to provide technical consultants to train and familiarize the contract manufacturer with its product fabrication process.

The revenue in our international operations decreased by 2% during the third quarter 2010 compared to 2009. Our international operations represented 81% of the Company’s total revenue in the current period. Our international revenue was negatively impacted by approximately $614 thousand from foreign currency exchange rates as the Euro weakened against the U.S. Dollar.  Had the exchange rates remained consistent, revenue in our international operations would have increased by $480 thousand in the third quarter of 2010.  As a result of the reduction in operating expenses our international based operations recorded income from operations of $1.0 million in the third quarter of 2010, a $795 thousand increase from the third quarter of 2009.

Information regarding the Company’s revenue by product category is included in the following table (in thousands):

	Three Months Ending	Three Months Ending
	September 30, 2010	September 30, 2009
Fiber Optic	$3,562	$5,133
IP Video	4,023	3,042
Electro Optics	—	132
Total Revenue	$7,585	$8,307

In the third quarter of 2010, sales of fiber optic products were down 31% to $3.6 million while IP video revenue increased 32% to $4.0 million. The Company planned for a market shift toward IP video products and invested in the development of new products in prior periods. However, the decline in fiber optic sales during the period was significantly more than the increase in IP video revenue leading to a decline in total revenue. While our sales teams internationally have made progress in marketing and selling our IP solutions for the critical infrastructure, transportation and government market segments, our history as a fiber-based product supplier in the U.S. continues to demonstrate a slower than anticipated transition to IP video solutions in the U.S. A contributing factor has been a historically geographical-oriented sales approach in the U.S., which inhibited the ability of our sales teams to properly focus on the unique needs of customers within individual market sectors. The Company continues to focus its product development efforts toward IP products in 2010 to address the overall market shift from Fiber Optic to IP products.

GROSS PROFIT

Consolidated gross profit was $4.1 million or 54% of revenues for the quarter ended September 30, 2010, compared to $4.6 million or 55% of revenues in 2009. Gross profit in our domestic business was down $386 thousand in the third quarter of 2010 while gross profit in our international business declined $113 thousand.

The U.S. gross profit margin decline from 42% in the third quarter of 2009 to 32% in the current quarter was the result of expenses associated with the transition of product fabrication to contract manufacturing as well other fixed costs being spread over a smaller revenue base.   The gross profit margin in our international business was 59% in both the third quarters of 2010 and 2009.

OPERATING EXPENSE

Consolidated operating expenses were $4.1 million for the quarter ended September 30, 2010, compared to $5.6 million in the third quarter of 2009. The overall decrease was $1.4 million and represented a 25% reduction in the third quarter of 2010.

At the end of April 2010, the Company adopted a series of restructuring initiatives designed to strengthen the Company’s ability to become a global provider of advanced video-over-IP solutions. The three key components of the changes and restructuring initiatives include the transition of U.S. sales to a sector alignment, focused on three distinct markets; the consolidation of the U.S. manufacturing operations into a combination of the Company’s current Netherlands based manufacturing facility and U.S. contract manufacturing; and the streamlining of the Company’s corporate headquarters in the U.S.

The Company recorded  pre-tax charges of $728 thousand related to these actions of which $868 thousand was included in the second quarter 2010 with a credit of $140 included in third quarter of 2010.  The third quarter correction resulted from management’s decision to retain certain positions originally identified for elimination and lower than anticipated expenses associated with health care benefits. The restructuring costs charged include $552 thousand of severance, $52 thousand of health care benefits, and $124 of fixed asset write-downs, primarily manufacturing equipment. The majority of severance and benefit charges were paid out in the third quarter of 2010 while the fixed asset write-downs are non-cash charges.

As a result of the U.S. business restructuring the Company is attempting to sublease its corporate office and manufacturing facility located in Germantown, Maryland. The building is leased by the Company with no provision for termination prior to the end of the lease term in August 2013. Rent expense continues to be recognized on a straight-line basis during the lease term.

Excluding the change in foreign currency exchange rates of $343 thousand our operating expenses decreased approximately 19%. The decrease in operating expenses is due to ongoing declines in revenue levels and a difficult economic environment, offset by a result of reductions in personnel and continued cost control measures. The cost control effort includes the U.S. restructuring effort, day to day decisions to lower expenses and our reduction in force in the second half of 2009, which eliminated personnel including those in mature fiber optic product areas.

OTHER EXPENSE, NET

Other expense, net increased from $158 thousand in the third quarter of 2009 to $394 thousand in the third quarter of 2010. The Company’s other expense includes interest expense and foreign currency exchange transaction gains/losses on notes payable. The notes payable include the Euro-based Note that resides on the parent company’s books and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books. The increase is from higher interest cost realized on our subordinated note and fluctuations in foreign currency exchange translation.

INCOME TAX EXPENSE

Income tax expense in the third quarter of 2010 was $482 thousand compared to an expense of $153 thousand in the third quarter of 2009. The increase in our tax expense in 2010 was attributed to an increase in the current year income from our international operations.  In the third quarter of 2010 we continued to provide a full valuation allowance against U.S. deferred tax assets and therefore, we did not record the impact of income tax benefits against U.S. operating losses and other deferred tax assets for the first three quarters of 2010. As of September 30, 2010 and December 31, 2009, the Company had a valuation allowance of $4.6 million and $3.5 million, respectively, related to its U.S. deferred tax assets.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The results of our international operations include the impact from foreign currency translation in the quarter. On average, the U.S. Dollar was stronger in the first nine months of 2010 compared to 2009. The result of a strengthening U.S. Dollar impacted our results on a consolidated basis because the Company translates Euro and Pound Sterling sales and related expenses at proportionally lower U.S. Dollar equivalents in its financials.

REVENUE

Revenue for the first nine months of 2010 was $22.4 million, a decrease of 17% compared to the first nine months of 2009. The decline is the result of a general economic decline, a transition in the market from fiber optic based products to IP/Ethernet products, with IP sales slower than expected, and a continuing decline in U.S. sales. Additionally, a portion of the decline is due to longer than anticipated lead times associated with the transition to the outsourcing of U.S. manufacturing to a contract manufacturer. The contract manufacturer was unable to process and complete shipment of approximately $700 thousand of orders that had been scheduled for delivery on or before September 30, 2010.  Information regarding the Company’s U.S. and international based operations is included in the following table.  For the purposes of this table and the following discussion, revenue classified as U.S. or domestic based includes Canada, Mexico, Central and South America (in thousands):

	2010			2009
	U.S.	International	Total	U.S.	International	Total
Revenue	$5,164	$17,277	$22,441	$7,591	$19,313	$26,904
Less: Cost of Goods Sold	3,519	7,176	10,695	3,636	7,911	11,547
Gross Profit	$1,645	$10,101	$11,746	$3,955	$11,402	$15,357
Less: Operating Expenses	4,848	9,177	14,025	6,468	10,538	17,006
(Loss) income from Operations	$(3,203)	$924	$(2,279)	$(2,513)	$864	$(1,649)

Our U.S. based sales declined $2.4 million or 32% in the first nine months of 2010 compared to the first nine months of 2009. The decline is from a reduction of $2.1 million in fiber optic based product sales and limited growth in IP product sales. Our IP revenue increased $145 thousand in the first nine months of 2010 in the U.S. An additional decline of $498 thousand was from the loss of income from our Electro Optics business that was sold in the first quarter of 2010.  The U.S. business had a loss from operations of $3.2 million in the first nine months of 2010 compared to a loss of $2.5 million in 2009. The increase in the U.S. based loss from operations is due to the significant decline in revenue partially offset by a reduction of $1.6 million in U.S. operating expenses during the first nine months of 2010. The expense reductions are also from the Company’s sale of its Electro Optics assets offset by the year to date restructuring charge of $728 thousand.

Revenue for the first nine months of 2010 decreased $2.0 million in our international operations when compared to the first nine months of 2009.  Approximately $705 thousand is associated with the strengthening of the U.S. Dollar to the Euro which as mentioned above results in proportionately lower U.S. Dollar equivalents in our financial statements.  Our international operations represented 77% of the Company’s total revenue for the nine months ended September 30, 2010. The lower revenue base was offset by reduction in operating expense  resulting in an income from operations of $924 thousand for the first nine months of 2010 compared to income from operations of $864 thousand in 2009.

Information regarding the Company’s revenue by product category is included in the following table (in thousands):

	Nine Months Ending	Nine Months Ending
	September 30, 2010	September 30, 2009
Fiber Optic	$11,747	$16,780
IP Video	10,547	9,479
Electro Optics	147	645
Total Revenue	$22,441	$26,904

In the first nine months of 2010, sales of fiber optic products were down 30% to $11.7 million while IP Video revenue increased 11% to $10.5 million. The Company has planned for a market shift toward IP Video products as it invested in the development of a new product set in recent periods. The decline in fiber optic sales during the period was in line with an overall trend away from these products in the market. The Company continues to focus its product development efforts toward the IP products in 2010 to address the overall market shift from fiber optic to IP products.

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

GROSS PROFIT

Consolidated gross profit was $11.7 million or 52% of revenues for the nine months ended September 30, 2010, compared to $15.4 million or 57% of revenues in 2009. The gross profit percentage was 5% lower in 2010 which is below the Company’s ongoing target. Gross profit was down a total of $3.6 million and 24% primarily because of the decrease in revenue combined with lower profit margins in our U.S. business.  The U.S. gross profit margin declined due to excess capacity in the U.S. manufacturing facility, inventory write-downs related primarily to product obsolescence, restructuring charges and costs associated with the transition of U.S. manufacturing to a contract manufacturer. The gross profit margin in our international business was 58% in the first nine months of 2010 compared to 59% in the first nine months of 2009.

OPERATING EXPENSE

Consolidated operating expenses were $14.0 million for the nine months ended September 30, 2010, compared to $17.0 million in 2009. The overall decrease was $3.0 million representing an 18% reduction in operating expenses for the first nine months of 2010. Results for the first nine months of 2010 include $1.15 million from the sale of the Company’s Electro Optics coil manufacturing operations.

The decrease in operating expenses is a result of reductions in personnel and continued cost control measures due to ongoing declines in revenue levels and a difficult economic environment. The Company recorded pre-tax severance charges of $355 thousand in the nine months ended September 30, 2010 in connection with the restructuring initiatives adopted at the end of April 2010.

OTHER EXPENSE, NET

Other expense, net increased from $591 thousand in the first nine months of 2009 to $1.0 million in the first nine months of 2010. The Company’s other expense includes interest expense, and foreign currency exchange transaction gains/losses on notes payable. The notes payable include a U.S. Dollar senior term loan which resided on the foreign holding company’s books before being paid off in March 2010, the Euro-based Note that resides on the parent company’s books, and a U.S. Dollar intercompany note payable that resides on the foreign holding company’s books. The increase in other expense, net in the first nine months of 2010 is the result of several factors including an increase from higher interest cost realized on the Note due to the higher interest rate for most of 2010and fluctuations in foreign currency exchange translation.

INCOME TAX EXPENSE

The benefit for income taxes in the first nine months of 2010 was $17 thousand compared to a benefit of $78 thousand in the first nine months of 2009.  The tax benefit in the first nine months of 2009 and 2010 is primarily related to the Company’s international operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company were $34.9 million at September 30, 2010, compared to $41.2 million at December 31, 2009, a decline of 15%. The Company had a decline in cash and equivalents, excluding restricted cash, of $1.2 million and a decline in accounts receivable of $819 thousand. The reduced cash level is the result of losses from operating activities in the first nine months of 2010, interest payments on the subordinated debt and retirement benefit payments to the former CEO offset by cash received from the sale of certain assets. The decrease in accounts receivable is attributable to the reduction in sales in 2010 compared to the later part of 2009.

The Company’s total liabilities decreased to $18.8 million at September 30, 2010 from $21.4 million at December 31, 2009. This decrease is primarily from a decline in our level of debt totaling $2.4 million with full payment of $1.9 million on our senior term loan in early 2010. The decline in debt is also the result of a lower foreign currency exchange rate in 2010. The Company has outstanding debt totaling $12.3 million at September 30, 2010 from the subordinated note and accrued interest to Draka Holding N.V. due in March 2011.

The Company’s stockholders’ equity decreased from $19.8 million at December 31, 2009 to $16.1 million at September 30, 2010.  The decrease in total stockholders’ equity resulted from a net loss in the first nine months of 2010 of $3.3 million and a $705 thousand decrease in accumulated other comprehensive income offset by an increase in additional paid in capital .  The decrease in accumulated other comprehensive income is primarily from the impact of foreign currency exchange rates as the U.S. Dollar strengthened in the first half of 2010 and the Company translated its net assets at a relatively lower level based on the rate of the Euro at September 30, 2010. At September 30, 2010, the exchange rate for the Euro to the U.S. Dollar was 1.36 compared to 1.43 at December 31, 2009.  The increase in additional paid in capital is the result of expense related to equity awards.

The Company provides reserves for accounts receivable, inventory obsolescence and warranty against product defects.  For the nine months ended September 30, 2010, the Company had $133 thousand of additional expense related to the accounts receivable reserve, $146 thousand related to the warranty reserve and $181 thousand of additional expense related to inventory obsolescence. The accounts receivable reserve is predominately from slower payment on international receivables while the increased reserve on inventory is the result of write-downs from U.S. product obsolescence.

Cash used in our operating activities was $2.2 million for the nine months ended September 30, 2010 compared to $182 thousand provided for the nine months ended September 30, 2009. Our cash from operations is the result of our net loss, adjusted for depreciation, amortization and other non-cash items, and changes in our operating assets and liabilities. The net cash used in operating activities during the first nine months of 2010 is from a combination of factors including a net loss of $3.3 million, interest payments on the restated Draka note payable and payments on the former CEO’s retirement benefit.

Cash provided by in investing activities was $1.2 million for the nine months ended September 30, 2010 while cash used for investing activities was $409 thousand for the nine months ended 2009. Investing activities are from capital expenditures and proceeds from sale of equipment and other assets in the current and prior periods.

Cash used in financing activities was $159 thousand during the first nine months of 2010 compared to cash used during the first nine months of 2009 totaling $1.1 million. The current period includes reductions in notes payable as we paid off our senior term loan and refinanced our subordinated debt. The Company used restricted cash to pay off the senior term loan.

On March 5, 2010, the Company entered into the Note with Draka. Draka agreed to extend the term of the Note to March 8, 2011 at an annual interest rate of 10%. The principal amount under the Note at September 30, 2010 is €9.0 million ($12.2 million U.S. Dollars). In consideration of Draka’s agreement to extend the term of the Note, the Company agreed to make quarterly interest payments starting in June 2010. Additionally, the Company agreed that if it has consolidated cash on hand in excess of $2.5 million at the end of any calendar quarter; it will pay this excess cash to Draka as a prepayment on the Note.

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

FORWARD LOOKING INFORMATION

Statements in this Form 10-Q that are in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations or similar terms are intended to be “forward-looking statements” as defined by federal securities law. Forward-looking statements are based upon assumptions, expectations, plans and projections that are believed valid when made, but that are subject to the risks and uncertainties identified under Risk Factors in the company’s annual report on Form 10-K for the year ended December 31, 2009, that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.  The Company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based upon, among other things, the company’s assumptions with respect to:

•                  the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger       Agreement or the inability to complete the Merger due to the failure to obtain stockholder approval or to satisfy other conditions of the Merger;

•                  the effect of the announcement,  pendency or anticipated consummation of the Merger on our employee, customer, vendor and other business relationships, operating results and business generally;

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

In connection with the acquisition from Draka in March 2005 the Company has a €9.0 million denominated subordinated Note at September 30, 2010. Upon completion of a legal restructuring in June 2008, the impact from the fluctuation in foreign currency exchange rate on the subordinated Note is included in the other expense, net on our consolidated statements of operations. As part of the 2008 legal restructuring, our European holding company and the U.S. parent company entered into a U.S.Dollar denominated note payable to the parent company. At September 30, 2010, the balance on this U.S.Dollar denominated intercompany note payable is $7.9 million. Restatement of these balances at the September 30, 2010 exchange rate resulted in a net foreign currency exchange loss of $274 thousand which is included in Other Expense, net.  As principal payments are made on the intercompany note and the principal balances become more disparate, the foreign currency exchange impact may result in additional exposure to the Company.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

CHANGES IN INTERNAL CONTROLS

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal controls over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2010 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in legal proceedings or litigation at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

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

OPTELECOM-NKF, INC.

Date: November 15, 2010	/s/ David Patterson
David Patterson,
President and Chief Executive Officer

Date: November 15, 2010	/s/ Cathy Mizell
Cathy Mizell,
Vice President and Chief Financial Officer